Form 10-Q
period 2015-09-30
Surgery Partners, Inc.
filed 2015-11-13
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-37576
Surgery Partners, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3620923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Burton Hills Boulevard, Suite 500
Nashville, Tennessee 37215
(Address of principal executive offices and zip code)
(615) 234-5900
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of November 13, 2015, there were 48,156,990 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$56,848	$74,920
Accounts receivable, less allowance for doubtful accounts of $12,693 and $5,329, respectively	164,604	144,960
Inventories	24,747	23,692
Prepaid expenses and other current assets	26,678	24,005
Acquisition escrow deposit	14,054	—
Indemnification receivable due from seller	1,072	1,072
Total current assets	288,003	268,649
Property and equipment, net	173,813	175,006
Intangible assets, net	53,137	54,888
Goodwill	1,330,050	1,298,753
Investments in and advances to affiliates	33,877	33,441
Restricted invested assets	316	316
Acquisition escrow deposit	—	16,232
Debt issuance costs	4,816	5,630
Other long-term assets	7,510	5,879
Total assets	$1,891,522	$1,858,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,807	$43,063
Accrued payroll and benefits	23,391	22,370
Acquisition escrow liability	14,054	—
Other current liabilities	70,247	53,870
Current maturities of long-term debt	27,678	22,088
Total current liabilities	176,177	141,391
Long-term debt, less current maturities	1,370,991	1,339,266
Long-term deferred tax liabilities	59,749	49,170
Acquisition escrow liability	—	16,232
Other long-term liabilities	83,778	90,610

Non-controlling interests—redeemable	183,581	192,589

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued at September 30, 2015; no shares authorized, issued or outstanding at December 31, 2014 (1)	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 33,871,990 shares issued and outstanding at September 30, 2015; 1,000 shares authorized, issued and outstanding at December 31, 2014 (1)	339	—
Additional paid-in capital	59,766	58,151
Retained deficit	(337,543)	(322,233)
Total Surgery Partners, Inc. stockholders' deficit	(277,438)	(264,082)
Non-controlling interests—non-redeemable	294,684	293,618
Total stockholders' equity	17,246	29,536
Total liabilities and stockholders' equity	$1,891,522	$1,858,794
(1) As described in Note 1 herein, the authorized, issued and outstanding shares of the Company are those of Surgery Partners, Inc. as of September 30, 2015, and those of Surgery Center Holdings, Inc. as of December 31, 2014.
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$239,599	$76,303	$696,569	$223,598
Operating expenses:
Salaries and benefits	66,072	18,743	188,405	55,390
Supplies	60,377	17,129	176,550	50,068
Professional and medical fees	17,233	2,320	48,144	6,770
Lease expense	11,211	3,651	33,267	10,841
Other operating expenses	13,928	3,534	39,786	10,522
Cost of revenues	168,821	45,377	486,152	133,591
General and administrative expenses	11,236	6,738	34,944	20,038
Depreciation and amortization	8,611	2,834	25,538	8,557
Provision for doubtful accounts	5,840	1,383	16,049	4,411
Income from equity investments	(1,320)	—	(2,866)	—
Loss (gain) on disposal or impairment of long-lived assets, net	1,161	(8)	(1,522)	110
Loss on debt extinguishment	—	—	—	1,975
Merger transaction and integration costs	1,249	325	14,897	442
Electronic records incentives	57	—	107	—
Other income	(330)	—	(356)	—
Total operating expenses	195,325	56,649	572,943	169,124
Operating income	44,274	19,654	123,626	54,474
Interest expense, net	(26,573)	(11,263)	(78,507)	(32,718)
Income before income taxes	17,701	8,391	45,119	21,756
Provision for income taxes	3,917	7,961	8,368	12,043
Net income	13,784	430	36,751	9,713
Less: Net income attributable to non-controlling interests	(16,906)	(7,338)	(52,061)	(21,346)
Net loss attributable to Surgery Partners, Inc.	$(3,122)	$(6,908)	$(15,310)	$(11,633)

Net loss per share attributable to common stockholders
Basic	$(0.10)	$(0.22)	$(0.48)	$(0.37)
Diluted (1)	$(0.10)	$(0.22)	$(0.48)	$(0.37)
Weighted average common shares outstanding (2)
Basic	32,054,089	31,698,638	32,054,089	31,698,638
Diluted (1)	32,054,089	31,698,638	32,054,089	31,698,638
(1) The impact of potentially dilutive securities for the three and nine months ended September 30, 2015 and September 30, 2014 was not considered because the effect would be anti-dilutive in each of those periods.
(2) Effect of the Reorganization, as defined in Note 1, has been retrospectively applied to all periods presented.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$13,784	$430	$36,751	$9,713
Other comprehensive income	—	—	—	—
Comprehensive income	$13,784	$430	$36,751	$9,713
Less: Comprehensive income attributable to non-controlling interests	(16,906)	(7,338)	(52,061)	(21,346)
Comprehensive loss attributable to Surgery Partners, Inc.	$(3,122)	$(6,908)	$(15,310)	$(11,633)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands, except shares)

	Common Stock (1)		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance as of December 31, 2014	1,000	$—	$58,151	$(322,233)	$293,618	$29,536
Net (loss) income				(15,310)	39,334	24,024
Equity-based compensation			1,279			1,279
Acquisition and disposal of shares of non-controlling interests, net			336		(2,544)	(2,208)
Distributions to non-controlling interests—non-redeemable holders					(35,724)	(35,724)
Effect of Reorganization (2)	33,870,990	339				339
Balance as of September 30, 2015	33,871,990	$339	$59,766	$(337,543)	$294,684	$17,246
(1) As described in Note 1 herein, the common stock of the Company is that of Surgery Partners, Inc. as of September 30, 2015 and that of Surgery Center Holdings,
Inc. as of December 31, 2014.
(2) As a result of the Reorganization that occurred on September 30, 2015 (as further described in Note 1), Surgery Center Holdings, Inc, became an indirect wholly owned subsidiary of Surgery Partners, Inc. and the common stock of Surgery Center Holdings, Inc. is eliminated in consolidation.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$36,751	$9,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,538	8,557
Amortization of debt issuance costs and discounts	4,966	2,395
Amortization of unfavorable lease liability	(323)	—
Equity-based compensation	1,279	342
(Gain) loss on disposal or impairment of long-lived assets, net	(1,522)	110
Loss on debt extinguishment	—	1,975
Deferred income taxes	7,419	10,742
Provision for doubtful accounts	16,049	4,411
Income from equity investments, net of distributions received	(316)	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(34,538)	(9,442)
Other operating assets and liabilities	4,989	431
Net cash provided by operating activities	60,292	29,234

Cash flows from investing activities:
Purchases of property and equipment, net	(18,115)	(3,437)
Proceeds from divestitures	11,193	—
Payments for acquisitions, net of cash acquired	(32,562)	(659)
Net cash used in investing activities	(39,484)	(4,096)

Cash flows from financing activities:
Principal payments on long-term debt	(63,461)	(63,540)
Borrowings of long-term debt	85,432	146,651
Payments of debt issuance costs	—	(2,120)
Share issuance costs	(1,448)	—
Distributions to non-controlling interest holders	(51,195)	(21,408)
Distribution to owners	—	(93,000)
Payments related to ownership transactions with consolidated affiliates	(11,991)	(275)
Repurchase of units	—	(86)
Financing lease obligation	3,783	—
Net cash used in financing activities	(38,880)	(33,778)
Net decrease in cash and cash equivalents	(18,072)	(8,640)
Cash and cash equivalents at beginning of period	74,920	13,026
Cash and cash equivalents at end of period	$56,848	$4,386
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

1. Organization
Surgery Partners, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), was formed April 2, 2015, as a holding company for the purpose of facilitating an initial public offering (the “IPO”) of shares of common stock. Prior to September 30, 2015, the Company conducted business through Surgery Center Holdings, Inc. and its subsidiaries. Surgery Center Holdings, LLC was and is the sole direct owner of the equity interests of Surgery Center Holdings, Inc. and had no other material assets.
On September 30, 2015, Surgery Partners, Inc. became the direct parent and sole member of Surgery Center Holdings, LLC (the "Reorganization"). In the Reorganization, all of the equity interests held by the existing owners of Surgery Center Holdings, LLC were contributed to Surgery Partners, Inc. in exchange for 33,871,990 shares of common stock of Surgery Partners, Inc. and certain rights to additional payments under a tax receivable agreement. After giving effect to the Reorganization, Surgery Partners, Inc. is a holding company, and its sole material asset is an equity interest in Surgery Center Holdings, LLC. The Company's condensed consolidated financial statements for periods prior to the Reorganization represent the historical operating results and financial position of Surgery Center Holdings, Inc. and certain of its subsidiaries.
On November 3, 2014, the Company completed the acquisition of Symbion Holdings Corp. ("Symbion") ("the Merger"), which added 55 surgical facilities, including 49 ambulatory surgery centers ("ASCs") and six surgical hospitals, to its network of existing facilities. The Company acquired Symbion for a purchase price of $792.0 million pursuant to the terms of an Agreement and Plan of Merger dated as of June 13, 2014. The Symbion acquisition was financed through the issuance of approximately $1.4 billion under the Company's Term Loans and Revolving Facility.
As of September 30, 2015, the Company owned and operated a national network of surgical facilities and ancillary services in 28 states.  The surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, cardiology, gastroenterology, ophthalmology, orthopedics and pain management. Some of the Company's surgical hospitals also provide acute care services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services.
As of September 30, 2015, the Company owned or operated a portfolio of 99 surgical facilities, comprised of 94 ASCs, of which six are managed only, and five surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 71 of the surgical facilities and consolidated 88 of these facilities for financial reporting purposes. In addition, the Company operated or managed a network of 43 physician practices.
2. Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in partnerships and limited liability companies controlled by the Company through its ownership of a majority voting interest or other rights granted to the Company by contract to manage and control the affiliate's business. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Non-Controlling Interests
The physician limited partners and physician minority members of the entities that the Company controls are responsible for the supervision and delivery of medical services. The governance rights of limited partners and minority members are restricted to those that protect their financial interests. Under certain partnership and operating agreements governing these partnerships and limited liability companies, the Company could be removed as the sole general partner or managing member for certain events such as material breach of the partnership or operating agreement, gross negligence or bankruptcy. These protective rights do not preclude consolidation of the respective partnerships and limited liability companies.
Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the condensed consolidated financial statements within the equity section but separate from the Company's equity. However, in instances in which certain redemption features that are not solely within the control of the Company are present, classification of non-controlling interests outside of permanent equity is required. Consolidated net income attributable to the Company and to the non-controlling interests are identified and

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

presented on the condensed consolidated statements of operations; changes in ownership interests are accounted for as equity transactions. Certain transactions with non-controlling interests are classified within financing activities in the condensed consolidated statements of cash flows.
The condensed consolidated financial statements of the Company include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities. Similar to its investments in non-consolidated affiliates, the Company regularly engages in the purchase and sale of ownership interests with respect to its consolidated subsidiaries that do not result in a change of control.
Non-Controlling Interests — Redeemable. Each of the partnerships and limited liability companies through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement.  In certain circumstances, the partnership and operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physicians’ ownership if certain adverse regulatory events occur, such as it becoming illegal for the physicians to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility.  The non-controlling interests - redeemable are reported outside of stockholders' equity in the condensed consolidated balance sheets.
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Balance at December 31, 2014	$192,589
Net income attributable to non-controlling interests—redeemable	12,727
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(6,264)
Distributions to non-controlling interest —redeemable holders	(15,471)
Balance at September 30, 2015	$183,581
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification Topic ("ASC") 810, Consolidation. As of September 30, 2015, the variable interest entities include three surgical facilities and one anesthesia practice. At December 31, 2014, the variable interest entities included an additional surgical facility which was disposed of during the three months ended March 31, 2015 and an additional anesthesia practice which no longer met variable interest entity classification during the three months ended September 30, 2015. The Company has the power to direct the activities that most significantly impact the variable interest entity's economic performance. Additionally, the Company would absorb the majority of the expected losses of these entities should they occur. As of September 30, 2015 and December 31, 2014, the condensed consolidated balance sheets of the Company included total assets of $23.0 million and $24.7 million, respectively, and total liabilities of $2.0 million and $1.7 million, respectively, related to the Company's variable interest entities.

Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates in the condensed consolidated balance sheets was $33.9 million and $33.4 million as of September 30, 2015 and December 31, 2014, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes. Examples include, but are not limited to, estimates of accounts receivable allowances, professional and general liabilities and the estimate of deferred tax assets or liabilities. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments are of a normal, recurring nature. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the comparative periods' financial statements to conform to the three and nine months ended September 30, 2015 presentation. The reclassifications primarily related to the presentation of certain expenses within costs of revenue and had no impact on the Company's consolidated financial position, results of operations or cash flows.
Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), inputs other than quoted prices in active markets that are either directly or indirectly observable (Level 2), or unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions (Level 3), depending on the nature of the item being valued.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, restricted invested assets and accounts payable approximate their fair values.
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014

2014 First Lien Credit Agreement, net of debt issuance and discount of $21,143 and $23,818 at September 30, 2015 and December 31, 2014, respectively	$842,332	$846,183	$841,809	$820,799
2014 Second Lien Credit Agreement, net of debt issuance and discount of $16,700 and $18,184 at September 30, 2015 and December 31, 2014, respectively	$473,300	$471,816	$476,258	$452,943
The fair values of the 2014 First Lien Credit Agreement and 2014 Second Lien Credit Agreement, as defined in Note 5 on Long-Term Debt, were based on a Level 2 computation using quoted prices for identical liabilities in inactive markets at September 30, 2015 and December 31, 2014, as applicable. The carrying amounts related to the Company's other long-term debt obligations approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain former Symbion executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of September 30, 2015 and December 31, 2014, the fair value of the assets in the SERP were $1.5 million and $1.4 million, respectively, and were included in other long-term assets in the condensed consolidated balance sheets. The Company had a liability related to the SERP of $1.5 million and $1.4 million as of September 30, 2015 and December 31, 2014, respectively, which was included in other long-term liabilities in the condensed consolidated balance sheets.
Revenues
The Company recognizes revenues in the period in which the services are performed. Patient service revenues and receivables from third-party payors are recorded net of estimated contractual adjustments and allowances, which the Company estimates based on the historical trend of its cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended September 30,
	2015	2014
Patient service revenues:
Surgical facilities revenues	91.2%	77.7%
Ancillary services revenues	6.8%	17.7%
	98.0%	95.4%
Other service revenues:
Optical services revenues	1.5%	4.6%
Other	0.5%	—%
	2.0%	4.6%
Total revenues	100.0%	100.0%

	Nine Months Ended September 30,
	2015	2014
Patient service revenues:
Surgical facilities revenues	92.0%	77.7%
Ancillary services revenues	5.9%	17.5%
	97.9%	95.2%
Other service revenues:
Optical services revenues	1.6%	4.8%
Other	0.5%	—%
	2.1%	4.8%
Total revenues	100.0%	100.0%
Patient service revenues.  The fee charged for healthcare procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications.  The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  However, in several surgical facilities, the Company charges for anesthesia services. Ancillary service revenues include fees for patient visits to the Company's physician practices, pharmacy services and diagnostic tests ordered by physicians. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts from third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change. During the three and nine months ended September 30, 2015, the Company recognized an increase to patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $1.8 million and $1.5 million, respectively. These adjustments were related to two of the Company's surgical hospitals that were acquired in connection with the acquisition of Symbion on November 3, 2014.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$124,107	52.9%	$38,160	52.4%
Government	95,050	40.5%	25,681	35.3%
Self-pay	3,336	1.4%	1,614	2.2%
Other	12,306	5.2%	7,302	10.1%
Total patient service revenues	$234,799	100.0%	$72,757	100.0%
Other service revenues:
Optical service revenues	$3,621		$3,546
Other revenues	1,179		—
Total net revenues	$239,599		$76,303

	Nine Months Ended September 30,
	2015		2014
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$368,003	54.0%	$114,361	53.8%
Government	264,731	38.8%	72,000	33.8%
Self-pay	12,519	1.8%	5,509	2.6%
Other	37,007	5.4%	20,787	9.8%
Total patient service revenues	$682,260	100.0%	$212,657	100.0%
Other service revenues:
Optical service revenues	$11,112		$10,817
Other revenues	3,197		124
Total net revenues	$696,569		$223,598
Other service revenues. Optical service revenues consist of product sales from the Company's optical laboratories as well as handling charges billed to the members of the Company's optical products purchasing organization and sales from the Company's marketing products and services business. The Company's optical products purchasing organization negotiates volume buying discounts with optical products manufacturers. The buying discounts and any handling charges billed to the members of the buying group represent the revenue recognized for financial reporting purposes. Revenue is recognized as orders are shipped to members. The Company bases its estimates for sales returns and discounts on historical experience and has not experienced significant fluctuations between estimated and actual return activity and discounts given. The Company's optical laboratories manufacture and distribute corrective lenses and eyeglasses to ophthalmologists and optometrists. Revenue is recognized when product is shipped, net of allowance for discounts. The Company's marketing products and services businesses recognize revenue when product is shipped or services are rendered.
Other revenues include management and administrative service fees derived from the non-consolidated facilities that the Company accounts for under the equity method, management of surgical facilities in which it does not own an interest, and management services provided to physician practices for which the Company is not required to provide capital or additional assets. The fees derived from these management arrangements are based on a predetermined percentage of the revenues of each facility or practice and are recognized in the period in which services are rendered.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs),

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of September 30, 2015 and December 31, 2014, the Company had third-party Medicaid settlements of $6.9 million and $11.7 million, respectively, in other current liabilities in the condensed consolidated balance sheets.
The Company recognizes that final reimbursement of accounts receivable is subject to final approval by each third-party payor.  However, because the Company has contracts with its third-party payors and also verifies insurance coverage of the patient before medical services are rendered, the amounts that are pending approval from third-party payors are not significant.  The Company's policy is to collect co-payments and deductibles prior to providing medical services. It is also the Company's policy to verify a patient’s insurance 72 hours prior to the patient’s procedure.  Patient services of the Company are primarily non-emergency, which allows the surgical facilities to control the procedures for which third-party reimbursement is sought and obtained. The Company does not require collateral from self-pay patients.
The Company analyzes accounts receivable at each of its facilities to ensure the proper aged category and collection assessment. At a consolidated level, the Company's policy is to review accounts receivable aging, by facility, to determine the appropriate allowance for doubtful accounts. Patient account balances are reviewed for delinquency based on contractual terms. This review is supported by an analysis of the actual revenues, contractual adjustments and cash collections received. An account balance is written off only after the Company has pursued collection with legal or collection agency assistance or otherwise has deemed an account to be uncollectible.
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $8.9 million and $7.6 million at September 30, 2015 and December 31, 2014, respectively.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	September 30, 2015	December 31, 2014

Prepaid expenses	$8,122	$7,050
Receivables - optical product purchasing organization	8,894	7,556
Other current assets	9,662	9,399
Total	$26,678	$24,005
Property and Equipment
Property and equipment are stated at cost or, if obtained through acquisition, at fair value determined on the date of acquisition. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, generally three to five years for computers and software and five to seven years for furniture and equipment.  Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets. Routine maintenance and repairs are expensed as incurred, while expenditures that increase capacities or extend useful lives are capitalized.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

A summary of property and equipment follows (in thousands):

	September 30, 2015	December 31, 2014

Land	$6,790	$6,790
Buildings and improvements	102,557	100,574
Furniture and equipment	13,932	13,662
Computer and software	22,127	20,622
Medical equipment	91,772	86,132
Construction in progress	2,445	2,923
Property and equipment, at cost	239,623	230,703
Less: Accumulated depreciation	(65,810)	(55,697)
Property and equipment, net	$173,813	$175,006
The Company also leases certain facilities and equipment under capital leases. Assets held under capital leases are stated at the present value of minimum lease payments at the inception of the related lease. Such assets are depreciated on a straight-line basis over the lesser of the lease term or the remaining useful life of the leased asset. The carrying values of assets under capital lease were $11.3 million and $13.3 million as of September 30, 2015 and December 31, 2014, respectively, which included accumulated depreciation of $9.7 million and $6.8 million, respectively.
Intangible Assets
The Company has indefinite-lived intangible assets related to the certificates of need held in jurisdictions where certain of its surgical facilities are located. The Company also has finite-lived intangible assets related to physician guarantee agreements, non-compete agreements, management agreements and customer relationships. Physician income guarantees are amortized into salaries and benefits costs in the condensed consolidated statements of operations over the commitment period of the contract, generally three to four years. Non-compete agreements and management rights agreements are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the service lives of the agreements, ranging from two years to 20 years for non-compete agreements and 15 years for the management rights agreements. Customer relationships are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the estimated lives of the relationships, ranging from three to ten years.
A summary of the activity related to intangible assets for the nine months ended September 30, 2015 follows (in thousands):

	Physician Income Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Customer Relationships	Other	Total Intangible Assets

Balance at December 31, 2014	$973	$24,757	$16,590	$3,711	$6,274	$2,583	$54,888
Additions	800	—	4,621	—	—	—	5,421
Recruitment expense	(500)	—	—	—	—	—	(500)
Amortization	—	(1,298)	(4,017)	—	(1,003)	(354)	(6,672)
Balance at September 30, 2015	$1,273	$23,459	$17,194	$3,711	$5,271	$2,229	$53,137

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries.
A summary of activity related to goodwill for the nine months ended September 30, 2015 follows (in thousands):

Balance at December 31, 2014	$1,298,753
Acquisitions	40,649
Divestitures	(8,399)
Purchase price adjustments	(953)
Balance at September 30, 2015	$1,330,050
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
The Company evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist in accordance with ASC 350, Intangibles- Goodwill and Other. The Company performs an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of the long-lived asset is not expected to be recovered, the carrying value is reduced to estimated fair value.  The cash flow projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. The Company tests its goodwill and intangible assets for impairment at least annually, or more frequently if certain indicators arise.
Restricted Invested Assets
Restricted invested assets of $316,000 at September 30, 2015 and December 31, 2014 were related to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility. In accordance with the provisions of the lease agreement, the Company has a deposit with the landlord that shall be held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	September 30, 2015	December 31, 2014
Notes receivable	$222	$182
Deposits	2,405	2,196
Assets of SERP	1,522	1,402
Other	3,361	2,099
Total	$7,510	$5,879
Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	September 30, 2015	December 31, 2014
Interest payable	$6,744	$7,027
Current taxes payable	3,370	3,189
Insurance liabilities	4,897	5,552
Third-party settlements	6,921	11,708
Acquisition consideration payable	16,768	—
Amounts due to patients and payors	10,570	9,476
Other accrued expenses	20,977	16,918
Total	$70,247	$53,870

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	September 30, 2015	December 31, 2014
Facility lease obligations	$54,220	$50,749
Medical malpractice liability	4,253	4,253
Liability of SERP	1,522	1,415
Contingent consideration obligation	13,789	13,009
Acquisition consideration payable	—	16,768
Unfavorable lease liability	2,104	2,427
Other long-term liabilities	7,890	1,989
Total	$83,778	$90,610
The Company has facility lease obligations in connection with the surgical hospital located in Idaho Falls, Idaho and with a radiation oncology building at this facility. The obligation is payable to the lessor of this facility for the land, building and improvements. The current portion of the lease obligation was $729,000 and $568,000 at September 30, 2015 and December 31, 2014, respectively, and was included in other current liabilities in the consolidated balance sheets. The total of the facility lease obligations related to the surgical hospital and radiation oncology building in Idaho Falls, Idaho was $51.0 million and $51.3 million at September 30, 2015 and December 31, 2014, respectively.
During the three months ended September 30, 2015, the Company sold real estate in Ocala, Florida for $4.2 million and subsequently leased the real estate from the new owner. As this transaction did not qualify for sale leaseback treatment under ASC 840, Leases, the Company recorded a financing lease obligation of $4.2 million. The obligation is payable to the lessor of this facility for the building. The current portion of the liability was $165,000 included in other current liabilities and $4.0 million included in other long-term liabilities at September 30, 2015.
Operating Leases
The Company leases office space and equipment for its surgical facilities, including surgical facilities under development.  The lease agreements generally require the lessee, or the Company, to pay all maintenance, property taxes, utilities and insurance costs.  The Company accounts for operating lease obligations and sublease income on a straight-line basis.  Contingent obligations of the Company, as defined by each lease agreement, are recognized when specific contractual measures have been met, typically the result of an increase in the Consumer Price Index.  Lease obligations paid in advance are recorded as prepaid rent and included in prepaid expenses and other current assets on the condensed consolidated balance sheets.  The difference between actual lease payments and straight-line lease expense over the initial lease term, excluding optional renewal periods, is recorded as deferred rent and included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. As part of the Merger, the Company ceased use of four of their operating leases and accrued a liability of $4.6 million, net of discounting and sublease income, during the three months ended June 30, 2015. The Company expensed this through merger transaction and integration costs, as the leases related to offices shut down in connection with the Merger.

Equity-Based Compensation
The Company recognizes in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. Prior to the Reorganization, on the grant date, the Company employed a market approach to estimate the fair value of equity-based awards based on various considerations and assumptions, including implied earnings multiples and other metrics of relevant market participants, the Company’s operating results and forecasted cash flows and the Company’s capital structure. Such estimates require the input of highly subjective, complex assumptions. However, such assumptions will not be required to determine fair value of shares of the Company’s common stock once its underlying shares begin trading publicly. Once the shares begin trading publicly, the fair value of future stock options awarded will be based on the quoted market price of the Company’s common stock upon grant, as well as assumptions including expected stock price volatility, risk-free interest rate, expected dividends, and expected term.
The Company’s policy is to recognize compensation expense using the straight line method over the relevant vesting period for units that vest based on time. The Company’s equity-based compensation expense can vary in the future depending on many factors, including levels of forfeitures and whether performance targets are met and whether a liquidity event occurs. Prior to the Reorganization, employees held membership units in Surgery Center Holdings, LLC, and the associated expense was referred to as unit-based compensation; following the Reorganization, such expense is referred to as share-based compensation.
Professional, General and Workers' Compensation Insurance
The Company maintains general liability and professional liability insurance in excess of self-insured retentions through third party commercial insurance carriers in amounts that management believes is sufficient for the Company's operations, although, potentially, some

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

claims may exceed the scope of coverage in effect. The professional and general insurance coverage is on a claims-made basis. Workers' compensation insurance is on an occurrence basis.
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Expected insurance recoveries are presented on the condensed consolidated balance sheets separately from the liabilities of which $2.9 million and $3.1 million are included in other current liabilities as of September 30, 2015 and December 31, 2014, respectively and $4.3 million is included in other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. Expected insurance recoveries of $2.2 million is included in prepaid expenses and other current assets and $2.8 million is included in other long-term assets on the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.
Electronic Health Record Incentives
The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement and achieve meaningful use of certified Electronic Health Records ("EHR") technology. Several of the Company's surgical hospitals, which were acquired in connection with the acquisition of Symbion, have implemented plans to comply with the EHR meaningful use requirements of the Health Information Technology for Economic and Clinical Health Act ("HITECH") in time to qualify for the maximum available incentive payments.
Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions, along with costs associated with the hardware and software components of the project. The Company currently estimates that total costs incurred to comply will be recovered through the total EHR incentive payments over the projected life cycle of this initiative. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. The Company expects to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements. The Company recorded expense for returned payments of $57,000 and $107,000 during the three and nine months ended September 30, 2015, respectively. No electronic records incentives were recorded during the three and nine months ended September 30, 2014.
Income Taxes and Tax Receivable Agreement
The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If a net operating loss carryforward exists, the Company makes a determination as to whether that net operating loss carryforward will be utilized in the future. A valuation allowance is established for certain net operating loss carryforwards when their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to adjust its deferred tax valuation allowances.
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2010.
As part of the Reorganization that was effective September 30, 2015, the Company entered into a Tax Receivable Agreement (“TRA”) under which generally the Company will be required to pay to its stockholders as of immediately prior to the IPO 85% of the cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes, including NOLs, capital losses, charitable deductions, alternative minimum tax credit carryforwards and federal and state tax credits of Surgery Partners, Inc. and its affiliates relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of the relevant entity closes on the date of the Reorganization) that are or become available to the Company and its wholly-owned subsidiaries as a result of the Reorganization, and (ii) tax benefits attributable to payments made under the TRA, together with interest accrued at a rate of LIBOR plus 300 basis points from the date the applicable tax return is due (without extension) until paid. The Company expects the payments it will be required to make under the TRA will be substantial. If the Company had elected to terminate the TRA immediately after the IPO, the Company estimates that it would have been required to pay $116.0 million in the aggregate under the TRA.
The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. in the future. The Company estimates the total amounts payable to be between $110 million and $115 million, if the tax benefits of related deferred tax assets are ultimately realized. The amounts payable are not currently recognized as liabilities as of September 30, 2015 because it is not probable that these amounts will be paid, consistent with the Company’s current

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

estimate that related deferred tax assets are not more likely than not to be realized. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the TRA liability will likely be considered probable at that time and will be recorded as a component of net income.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU was originally set to be effective for fiscal years beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date for the standard to be effective for fiscal years beginning after December 15, 2017. The FASB will now permit companies to early adopt within one year of the new effective date. The Company will adopt this ASU on January 1, 2018 and is currently evaluating its plan for adoption and the impact on the Company's revenue recognition policies, procedures and the resulting impact on the Company's condensed consolidated financial position, results of operations and cash flows.
In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis,” which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The provisions of ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-02 will have on its financial position, results of operation, cash flows and financial disclosures.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs," which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be applied retrospectively. The Company plans to adopt this ASU on January 1, 2016, and does not anticipate that such adoption will have a material effect on its consolidated financial position, results of operations, or cash flows.
In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" which clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” The Company plans to adopt this ASU on January 1, 2016, and does not anticipate that such adoption will have a material effect on its consolidated financial position, results of operations, or cash flows.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” which eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination. Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years. The Company is currently evaluating the impact that the adoption of ASU 2015-02 will have on its financial position, results of operation, cash flows and financial disclosures.
3. Acquisitions and Developments
The Company accounts for its business combinations in accordance with the fundamental requirements of the acquisition method of accounting and under the premise that an acquirer can be identified for each business combination. The acquirer is the entity that obtains control of one or more businesses in the business combination and the acquisition date is the date the acquirer achieves control. The assets acquired, liabilities assumed and any non-controlling interests in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. Acquisitions in which the Company is able to exert significant influence but does not have control are accounted for using the equity method.
2015 Transactions
Surgical Facility Acquisitions
During the nine months ended September 30, 2015, the Company acquired a controlling interest in one surgical facility located in a new market and one surgical facility and two anesthesia practices in existing markets for an aggregate purchase price of $20.2 million. The Company consolidates these facilities for financial reporting purposes. These transactions were funded with a combination of cash from operations, facility ownership, and proceeds from the refinancing of the Company's credit facilities in connection with the Symbion acquisition.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

Additionally, the Company acquired incremental ownership in two of its consolidated surgical facilities and in an existing anesthesia practice for an aggregate purchase price of $7.7 million.
Ancillary Services
During the nine months ended September 30, 2015, through its recruiting efforts and capital-efficient acquisitions, the Company completed eleven in-market physician practice transactions through an aggregate investment of $30.4 million. These transactions added total of 14 physicians to the Company’s physician network and were funded with a combination of cash from operations and revolver proceeds.
Acquisition of Symbion
On June 13, 2014, the Company, through its wholly-owned subsidiary, SCH Acquisition Corp. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Symbion Holdings Corporation ("Symbion"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Symbion, with Symbion being the surviving corporation in the merger (the “Merger”). At the closing of the Merger, each share of common stock of Symbion, other than those held by Symbion or by the Company, Merger Sub or their subsidiaries and other than those shares with respect to which appraisal rights are properly exercised in accordance with the General Corporation Law of the State of Delaware, were converted into the right to receive a cash payment per share equal to (x) $792.0 million, subject to certain adjustments for Symbion’s cash, debt, transaction expenses, working capital and other items at closing, plus the aggregate exercise price of all vested options, minus certain escrowed amounts relating to post-closing purchase price adjustment and indemnity obligations, divided by (y) the number of shares outstanding on a fully-diluted basis assuming full exercise of vested options and exercise of rights to receive shares upon the exchange of the 8.00% Senior PIK Exchangeable Notes due 2017 issued by Symbion (the “Merger Consideration”). In addition, each outstanding option to purchase shares of Symbion’s common stock were cancelled, and the holders of vested options were paid an amount equal to the excess, if any, of the Merger Consideration over the per-share exercise price of such vested options.
The Company obtained financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which were sufficient for the Company to pay the aggregate Merger Consideration and all related fees and expenses.
The Company completed the Merger effective November 3, 2014. At closing, the Company paid approximately $300.1 million in cash, including $16.2 million funded to an escrow account, and assumed approximately $472.4 million of outstanding indebtedness of Symbion, plus related accrued and unpaid interest. During the three months ended June 30, 2015, $2.1 million of the escrow account was distributed based on a working capital settlement reducing the total amount funded on the escrow account to $14.1 million as of September 30, 2015. The Company received $1.2 million of the escrow disbursement reducing the cash consideration to $298.9 million and adjusted the purchase price allocation to goodwill. The Company will fund an additional $16.8 million to the escrow account by May 3, 2016. The $30.9 million remaining escrow balance is payable to Symbion on May 3, 2016, pending the resolution of any adjustments and the settlement of any other indemnities.
The acquisition of Symbion enhances the growth profile of the Company by expanding its network of surgical facilities in attractive markets throughout the United States.
The Merger was financed through the issuance of $1.4 billion of Senior Secured Credit Facilities ("Facilities"), which includes an $870.0 million first lien term loan due November 3, 2020, a $490.0 million second lien term loan due November 3, 2021 and an $80.0 million revolving credit facility.
Fees associated with the Merger, which includes fees incurred related to the Company's debt financings, were approximately $93.3 million. Approximately $5.3 million was capitalized as deferred financing costs, $21.7 million related to legal and other transaction fees was expensed as transaction costs, $42.9 million was recorded as a reduction of the carrying value of the Facilities and $23.4 million was recorded as debt extinguishment costs during the year ended December 31, 2014.
Acquired assets and assumed liabilities include, but are not limited to, fixed assets, intangible assets and professional liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the amortizable intangible assets recognized.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

The purchase price amount has been preliminarily allocated to the related assets acquired and liabilities assumed based upon their respective fair values as follows:

Cash consideration	$298,857
Acquisition consideration payable	16,768
Fair value of non-controlling interests	395,663
Fair value of Symbion	711,288
Net assets acquired:
Cash	40,374
Accounts receivable, net	79,830
Inventories	18,389
Prepaid expenses and other current assets	9,876
Property and equipment	153,179
Investments in and advances to affiliates	32,728
Intangible assets	31,534
Restricted invested assets	316
Other long-term assets	6,239
Accounts payable	(20,419)
Accrued payroll and benefits	(14,300)
Other current liabilities	(44,272)
Current maturities of long-term debt	(83,805)
Long-term debt, less current maturities	(376,395)
Long-term deferred tax liabilities	(17,895)
Other long-term liabilities	(60,500)
Net assets acquired	(245,121)
Excess of fair value over identifiable net assets acquired	$956,409
The entire amount of goodwill acquired in connection with the Merger was allocated to the Company's surgical facility services operating segment. The total amount of the goodwill related to the acquisition of Symbion that will be deductible for tax purposes is $142.5 million.
Fair value attributable to non-controlling interests was based on a Level 3 computation using significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of non-controlling interests, primarily from acquisitions of surgical facilities. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. Fair value attributable to the property and equipment acquired was based on Level 3 computations using key inputs such as cost trend data and comparable asset sales. Fair value attributable to the intangible assets acquired was based on Level 3 computations using key inputs such as the Company's internally-prepared financial projections. Fair values assigned to acquired working capital were based on carrying amounts reported by Symbion at the date of acquisition, which approximate their fair values. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

The unaudited consolidated pro forma results for three and nine months ended September 30, 2014, assuming the Symbion acquisition had been consummated on January 1, 2014, are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Net revenues	$218,595	$642,065

Net income	3,646	23,401
Less: net income attributable to non-controlling interests	(16,158)	(48,445)
Net loss attributable to Surgery Partners, Inc.	$(12,512)	$(25,044)
These pro forma amounts for the three and nine months ended September 30, 2014, exclude expenses related to the Merger transaction of $702,000 and $3.1 million, respectively. In addition, the nine months ended September 30, 2014 excludes $2.0 million of expense related to loss on debt extinguishment.
4. Divestitures
During the nine months ended September 30, 2015, the Company sold its interest in three surgical facilities and received aggregate proceeds of $10.9 million resulting in a pre-tax gain of approximately $2.9 million in the condensed consolidated statements of operations.
5. Long-Term Debt
A summary of long-term debt follows (in thousands):

	September 30, 2015	December 31, 2014

2014 Revolver Loan	$35,250	$—
2014 First Lien Credit Agreement, dated November 3, 2014, maturing November 3, 2020, net of debt issuance and discount of $21,143 and $23,818 at September 30, 2015 and December 31, 2014, respectively	842,332	846,183
2014 Second Lien Credit Agreement, dated November 3, 2014, maturing November 3, 2021, net of debt issuance and discount of $16,700 and $18,184 at September 30, 2015 and December 31, 2014, respectively	473,300	471,816
Subordinated Notes	1,000	1,000
Notes payable and secured loans	36,445	31,600
Capital lease obligations	10,342	10,755
Total debt	1,398,669	1,361,354
Less: Current maturities	27,678	22,088
Total long-term debt	$1,370,991	$1,339,266
The acquisition of Symbion on November 3, 2014 and payoff of the senior debt was financed through new $1.440 billion Senior Secured Credit Facilities (the "Facilities") consisting of the following:

•	$80.0 million revolving credit facility ("2014 Revolver Loan")

•	$870.0 million 1st lien term loan facility ("2014 First Lien Credit Agreement")

•	$490.0 million 2nd lien term loan facility ("2014 Second Lien Credit Agreement")
On November 3, 2014, in connection with the consummation of the Symbion acquisition, the Company assumed and paid down approximately $440.0 million of outstanding indebtedness of Symbion, including accrued interest. Simultaneously, the Company paid off all of the debt outstanding under its then-existing credit agreements ("Credit Facilities") and revolver loan.
2014 Revolver Loan
The 2014 Revolver Loan (“Revolver”) will be used for working capital, acquisitions and development activities and general corporate purposes in an aggregate principal amount at any time outstanding not to exceed $80.0 million and matures on November 3, 2019. The Company has the option of classifying borrowings under the Revolver as either Alternate Base Rate ("ABR") loans or Eurodollar ("ED") loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

period plus 1.00%. In addition to the base rate, the Company is required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period. In addition to the base rate, the Company is required to pay a 4.25% margin for ED loans. As of September 30, 2015, the Company availability on the Revolver was $41.6 million.
The Company paid $2.3 million in connection with obtaining the Revolver and recorded this amount as debt issuance costs, which is presented, net of accumulated amortization of approximately $417,000 and $76,000, in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. The Company must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver.
The credit agreement that governs the Revolver contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. It additionally includes the requirement that the Company maintain a net leverage ratio within a specified range. At September 30, 2015, the Company was in compliance with the covenants contained in the credit agreement.
2014 First Lien Credit Agreement
The 2014 First Lien Credit Agreement (“2014 First Lien”) is a senior secured obligation of Surgery Center Holdings, Inc. and is guaranteed on a senior secured basis by the Company and certain of its subsidiaries. The 2014 First Lien matures on November 3, 2020. The Company has the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, the Company is required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, the Company is required to pay a 4.25% margin for ED loans. In 2014, the Company classified the 2014 First Lien as an ED loan with an interest rate of 5.25% (1.00% base rate plus a 4.25% margin). Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, the Company is required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of September 30, 2015.
In 2014, the Company recorded $4.4 million and $20.0 million as a reduction of the carrying value of the 2014 First Lien as original issue discount and amounts paid to lender for debt related issuance costs, respectively, which are accreted to interest expense over the term of the loan. During the nine months ended September 30, 2015, approximately $2.7 million was accreted to interest expense. The Company also paid $1.9 million in connection with obtaining the 2014 First Lien and recorded this amount as debt issuance costs, which is presented as an asset, net of accumulated amortization of approximately $237,000 and $41,000, in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.
The credit agreement that governs the 2014 First Lien contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. It additionally includes the requirement that the Company maintain a net leverage ratio within a specified range. At September 30, 2015, the Company was in compliance with the covenants contained in the credit agreement. The 2014 First Lien is collateralized by substantially all of the assets of the Company.
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement (“2014 Second Lien”) is a senior secured obligation of Surgery Center Holdings, Inc. and is guaranteed on a senior secured basis by the Company and certain of its subsidiaries. The 2014 Second Lien matures on November 3, 2021. The Company has the option of classifying the 2014 Second Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, the Company is required to pay a 6.50% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar Borrowing in effect for such interest period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the base rate shall not be less than 1.00% per annum. In addition to the base rate, the Company is required to pay a 7.50% margin for ED loans. During 2014, the Company classified the 2014 Second Lien as an ED loan with an interest rate of 8.50% (1.00% base rate plus a 7.50% margin). Accrued interest is payable in arrears on a quarterly basis, on the last business day of each March, June, September and December. The Company is required to pay the principal balance of $490.0 million upon maturity of the 2014 Second Lien on November 3, 2021. The Company has the right at any time to prepay any borrowings, in whole or in part, provided that each partial prepayment shall be in an amount that is an integral multiple of $0.5 million and not less than $1.0 million. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, the Company is required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 Second Lien. There were no excess cash flow payments required as of September 30, 2015.
The Company recorded $4.9 million and $13.6 million as a reduction of the carrying value of the 2014 Second Lien as original issue discount and amounts paid to lender for debt related issuance costs, respectively, which are accreted to interest expense over the term of the loan. During the nine months ended September 30, 2015, approximately $1.5 million was accreted to interest expense. The Company also

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

paid $1.1 million in connection with obtaining the 2014 Second Lien and recorded this amount as debt issuance costs, which is presented as an asset, net of accumulated amortization of approximately $84,000 and $14,000, in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.
The credit agreement that governs the 2014 Second Lien contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. It additionally includes the requirement that the Company maintain a maximum net leverage ratio. At September 30, 2015, the Company was in compliance with the covenants contained in the credit agreement. The 2014 Second Lien is collateralized by substantially all of the assets of the Company.
Other Debt Transactions
On January 27, 2014, the Company obtained $90.0 million in additional borrowings on the Credit Facilities to return capital to shareholders. The Company recorded $1.4 million and $2.9 million as a reduction of the carrying value of the additional borrowings as original issue discount and amounts paid to lender for debt related issuance costs, respectively, which are accreted to interest expense over the term of the loan. During the nine months ended September 30, 2014, approximately $339,000 was accreted to interest expense. The $90.0 million in additional borrowings, including the related debt issuance costs, were included in the extinguishment of debt that was financed with the proceeds of the Facilities obtained in connection with the acquisition of Symbion on November 3, 2014.
Subordinated Notes
Effective April 11, 2013, the Company amended and reduced the size of its subordinated debt facility ("Subordinated Notes") to $1.0 million from $53.8 million. The Company accounted for the amendment as extinguishment of debt. H.I.G. Surgery Centers, LLC, an affiliate of the Company, purchased the Subordinated Notes from an independent third party. At September 30, 2015 and December 31, 2014, the debt is payable to H.I.G. Surgery Centers, LLC. and mature on August 4, 2017. Effective January 1, 2014, the Subordinated Notes bear interest of 17.00% per annum.
Notes Payable and Secured Loans
Certain of the Company’s subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At September 30, 2015, the Company was in compliance with its covenants contained in the credit agreement. The Company and its subsidiaries had notes payable to financial institutions of $36.4 million and $31.6 million as of September 30, 2015 and December 31, 2014, respectively.
Letters of Credit
As of December 31, 2014, the Company had two outstanding letters of credit at its optical purchasing group of $200,000 and $730,000. In May 2015, the Company increased one of these letters of credit from $200,000 to $500,000. The Company had two outstanding letters of credit issued to the landlords for two of its surgical facilities in Orlando, Florida in the amount of $100,000 and in Lubbock, Texas for $1.0 million. In addition, the Company had one outstanding letter of credit related to the Symbion, Inc. workers compensation self-insured plan for $835,000.
Capital Lease Obligations
The Company is liable to various vendors for several equipment leases classified as capital leases.  The carrying value of the leased assets was $11.3 million and $13.3 million as of September 30, 2015 and December 31, 2014, respectively.
6. Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with ASC 260, Earnings Per Share, based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands except share and per share amounts):

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(3,122)	$(6,908)	$(15,310)	$(11,633)

Denominator:
Weighted average shares outstanding- basic (1)	32,054,089	31,698,638	32,054,089	31,698,638
Effect of dilutive securities (2)	—	—	—	—
Weighted average shares outstanding- diluted	32,054,089	31,698,638	32,054,089	31,698,638

Earnings per share:
Basic earnings per share	$(0.10)	$(0.22)	$(0.48)	$(0.37)
Diluted earnings per share (2)	$(0.10)	$(0.22)	$(0.48)	$(0.37)
(1) Effect of the Reorganization has been retrospectively applied to all periods presented.
(2) The impact of potentially dilutive securities for the three and nine months ended September 30, 2015 and September 30, 2014 was not considered because the effect would be anti-dilutive in each of those periods.

7. Related Party Transactions
On December 24, 2009, the Company and Bayside Capital, Inc. (or "Bayside"), an affiliate of H.I.G. Capital, LLC (or "H.I.G."), entered into a Management and Investment Advisory Services Agreement ("Management Agreement") pursuant to which the Company will receive certain management, consulting and financial advisory services. Effective November 3, 2014, the Management Agreement was amended pursuant to the Symbion acquisition and the management fee was increased to $3.0 million annually. Fees related to the Management Agreement for the nine months ended September 30, 2015 and September 30, 2014 are recognized as general and administrative expense in the accompanying condensed consolidated statements of operations. Bayside was paid a transaction fee pursuant to the Management Agreement of $5.4 million as a result of the IPO and the Management Agreement was terminated upon the completion of the IPO.
8. Commitments and Contingencies
Lease and Debt Guarantees of Non-Consolidated Facilities
As of September 30, 2015 and December 31, 2014, the Company had guaranteed approximately $196,000 and $539,000, respectively, of operating lease payments for certain non-consolidated surgical facilities that were acquired in connection with the Symbion transaction. These operating leases typically have ten-year terms, with optional renewal periods.
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through third party commercial insurance carriers in amounts that management believes is sufficient for the Company's operations, although, potentially, some claims may exceed the scope of coverage in effect. The professional and general insurance coverage is on a claims-made basis. Workers' compensation insurance is on an occurrence basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse effect on the Company's business, financial condition or results of operations.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

Laws and Regulations
Laws and regulations governing the Company's business, including those relating to the Medicare and Medicaid programs, are complex and subject to interpretation. These laws and regulations govern every aspect of how the Company's surgical facilities conduct their operations, from licensing requirements to how and whether the Company's facilities may receive payments pursuant to the Medicare and Medicaid programs. Compliance with such laws and regulations can be subject to future government agency review and interpretation as well as legislative changes to such laws. Noncompliance with such laws and regulations may subject the Company to significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs. From time to time, governmental regulatory agencies will conduct inquiries of the Company's practices, including, but not limited to, the Company's compliance with federal and state fraud and abuse laws, billing practices and relationships with physicians. It is the Company's current practice and future intent to cooperate fully with such inquiries. The Company is not aware of any such inquiry that would have a material adverse effect on the Company's business, results of operations or financial condition.
Acquired Facilities
The Company, through its wholly-owned subsidiaries or controlled partnerships and limited liability companies, has acquired and will continue to acquire surgical facilities with prior operating histories. Such facilities may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company attempts to assure that no such liabilities exist, obtain indemnification from prospective sellers covering such matters and institute policies designed to conform centers to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. There can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.
The Company cannot predict whether federal or state statutory or regulatory provisions will be enacted that would prohibit or otherwise regulate relationships which the Company has established or may establish with other healthcare providers or have materially adverse effects on its business or revenues arising from such future actions. Management believes, however, that it will be able to adjust the Company's operations so as to be in compliance with any statutory or regulatory provision as may be applicable.
Potential Physician Investor Liability
A majority of the physician investors in the partnerships and limited liability companies which operate the Company's surgical facilities carry general and professional liability insurance on a claims-made basis. Each partnership or limited liability company may, however, be liable for damages to persons or property arising from occurrences at the surgical facilities. Although the various physician investors and other surgeons generally are required to obtain general and professional liability insurance with tail coverage that extends beyond the period of any claims-made policies, such individuals may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain exclusions, the physician investors will not be insured against all possible occurrences. In the event of an uninsured or underinsured loss, the value of an investment in the partnership interests or limited liability company membership units and the amount of distributions could be adversely affected.
Contingent Consideration
Pursuant to a purchase agreement dated December 24, 2009 (“the Purchase Agreement”), the Company acquired controlling interests in thirty-six business entities in various Florida locations which operate freestanding ASCs and provided anesthesia and pain management services (“the 2009 Acquisition”). Non-controlling interests in the ASCs were owned by certain physicians that remained partners/members in the ASCs and other operating entities.
The Purchase Agreement provided for maximum potential contingent consideration of up to $10.0 million based on operating results subsequent to the acquisition for the period from January 1, 2010 to December 31, 2010. Pursuant to the Purchase Agreement, the contingent consideration is payable as principal under a Subordinated Promissory Note, the form of which was delivered concurrent with the Purchase Agreement. The balance is still outstanding due to ongoing litigation as a result of the civil claim discussed in detail below. The Subordinated Promissory Note bears interest at 8% and during the nine months ended September 30, 2015 and 2014, the Company recorded approximately $781,000 and $723,000, respectively, of interest expense related to the note. As discussed below, the Company has made indemnification claims against the Seller exceeding the amount of the contingent consideration liability. The Company has a contractual right of offset against the contingent consideration. The fair value of the contingent consideration liability, including accrued interest, as of September 30, 2015 and December 31, 2014 was $13.8 million and $13.0 million, respectively.
In conjunction with the 2009 Acquisition, an escrow account in the amount of $2.9 million was created to cover any contingencies. With the formation of this escrow account, the Company was indemnified against certain indemnification obligations. In 2010, $589,000 was paid to the Company in settlement of the acquisition price adjustment noted above. In December 2010, the Company filed an indemnification claim against the Seller alleging breaches of and inaccuracies in representations and warranties included in the Purchase Agreement. Pursuant to the Purchase Agreement, the escrow agent has not paid the remaining escrow funds due to the unresolved claim associated with this acquisition.
Pursuant to the terms of the Purchase Agreement, in December 2010, the Company filed a claim for indemnification from the Seller for reimbursement of amounts to be repaid to payors for overpayment amounts received by the Seller prior to the date of acquisition, including

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

other losses sustained, and submitted a withdrawal notice to the escrow agent in the amount of approximately $4.4 million. The indemnification claim asserts, among other allegations, that certain operating entities acquired from the Seller improperly recorded payments received from certain payors as income and that one acquired entity used improper billing, coding and collection practices for dates of service prior to acquisition date. The Seller submitted an objection to this claim and filed a civil claim requesting the court to dismiss the Company’s claim and release funds out of escrow.
The Company has included in the accompanying condensed consolidated balance sheets a net indemnification receivable due from Seller of $1.1 million as of September 30, 2015 and December 31, 2014 pursuant to the terms of the Purchase Agreement. The amount due to the payors of approximately $1.8 million is included in accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.
Subsequent to the acquisition date, the Company determined the acquired accounts receivable were not properly recorded at the net realizable value of the asset. The Company determined the fair value assigned in the initial acquisition accounting resulted in accounts receivable being recorded at an amount which was approximately $14.0 million in excess of the fair value. On June 10, 2013, the court issued a judgment in favor of the Company regarding its indemnification claim and its claim regarding the overstatement of accounts receivable. Specifically, the court ruled that the Company is entitled to recover approximately $454,000 for the indemnification claims which represents the amount of the original claim less the application of deductibles. The court also ruled that the Company is entitled to receive approximately $10.8 million for the overstated net accounts receivable. The Purchase Agreement provides for any award of damages to the Company to be offset first by the money in the escrow account and then by an offset to the contingent consideration. Therefore, the court ordered that the funds in the escrow account be paid to the Company and the balance of approximately $8.3 million be offset against the $10.0 million contingent consideration. To date, no final judgment has been made regarding the award of attorneys’ fees and interest.
Following the judgment noted above, an appeal was filed by the Seller and the outcome of the appeal is still pending. The funds from the escrow account have not been released to the Company and the Company has retained the contingent consideration liability on its condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.
9. Segment Reporting
A public company is required to report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or "CODM," in deciding how to allocate resources and in assessing performance.
The Company operates in three major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities, the operation of optical services and the operation of ancillary services, which includes physician practices, a diagnostic laboratory and a specialty pharmacy.
During the three months ended June 30, 2015, the Company made changes to its internal reports issued to and reviewed by the CODM.
The primary effect of these changes was to remove the allocation of general and administrative expense and assets to the reportable operating segments. The Company has revised the segment disclosures below to present corporate overhead and corporate assets as a reconciling item back to the reported condensed consolidated financial information.

The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Revenues:
Surgical facility services	$219,631	$59,245	$643,900	$173,730
Ancillary services	16,347	13,512	41,557	39,051
Optical services	3,621	3,546	11,112	10,817
Total	$239,599	$76,303	$696,569	$223,598

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Operating Income:
Surgical facility services	$54,223	$21,509	$160,795	$61,647
Ancillary services	4,115	4,937	11,730	14,487
Optical services	525	525	1,900	1,726
Total	$58,863	$26,971	$174,425	$77,860

General and administrative	$(12,179)	$(7,000)	$(37,424)	$(20,859)
(Loss) gain on disposal or impairment of long-lived assets, net	(1,161)	8	1,522	(110)
Loss on debt extinguishment	—	—	—	(1,975)
Merger transaction and integration costs	(1,249)	(325)	(14,897)	(442)
Operating income	$44,274	$19,654	$123,626	$54,474

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Supplemental Information:
Depreciation and amortization:
Surgical facility services	$6,714	$1,705	$20,620	$5,158
Ancillary services	550	458	1,219	1,352
Optical services	404	409	1,219	1,226
Total	$7,668	$2,572	$23,058	$7,736

General and administrative	$943	$262	$2,480	$821
Total depreciation and amortization	$8,611	$2,834	$25,538	$8,557

	September 30, 2015	December 31, 2014
Assets:
Surgical facility services	$1,656,762	$1,638,874
Ancillary services	104,072	70,370
Optical services	26,561	25,876
Total	1,787,395	1,735,120

General and administrative	$104,127	$123,674
Total assets	$1,891,522	$1,858,794

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$13,300	$1,391
Ancillary services	561	765
Optical services	89	315
Total	$13,950	$2,471

General and administrative	$4,165	$966
Total cash purchases of property and equipment, net	$18,115	$3,437
10. Subsequent Events
Initial Public Offering and Use of Proceeds
On October 1, 2015, the Company completed its IPO of 14,285,000 shares of common stock at an offering price of $19.00 per share. On October 6, 2015, the Company received net proceeds from the sale of common stock in this offering of $255.8 million, after deducting underwriting discounts and other fees of $15.6 million. These net proceeds were used to repay a portion of the borrowings outstanding under the 2014 Second Lien and to pay fees associated with this offering.
In connection with the completion of the IPO, the Company paid a transaction fee to Bayside of $5.4 million and terminated the Management Agreement.
On October 6, 2015, the Company prepaid $243.5 million in principal, net of $8.3 million of discounts and issuance costs, and $65,000 of accrued interest on the 2014 Second Lien. Further, the Company incurred a prepayment penalty of 3% of the aggregate principal amount or $7.3 million.
On a quarterly basis, the Company assesses the likelihood of realization of its deferred tax assets considering all available evidence, both positive and negative. In conjunction with the IPO, the repayment of debt and associated reduction in interest expense anticipated to occur in the quarter ending December 31, 2015 and the continued integration of Symbion into its operations, its analysis upon completion of the fourth quarter of fiscal 2015 may indicate an increased likelihood that deferred tax assets will be realized. If there is a change to the assessment of the amount of deferred income tax assets that is realizable, the valuation allowance will be adjusted and recorded as a component of income tax expense.
Other Activity
On October 7, 2015, the Company entered into an amendment to the 2014 First Lien to increase certain lenders’ commitments under the 2014 Revolving Loan from $80.0 million to an aggregate of $150.0 million.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and included in the final prospectus we filed with the Securities and Exchange Commission on October 2, 2015 in connection with our IPO. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements. Unless otherwise indicated or the context otherwise requires, references herein to the “Company”, “Surgery Partners”, “we”, “us” and “our” refer to, (i) Surgery Center Holdings, LLC and its consolidated subsidiaries, including Surgery Center Holdings, Inc., immediately prior to the Reorganization and (ii) Surgery Partners, Inc. and its consolidated subsidiaries, including Surgery Center Holdings, LLC and Surgery Center Holdings, Inc., immediately following the Reorganization. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Center Holdings, LLC and Surgery Partners, Inc., as applicable, and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, and the term “employees” refers to employees of affiliates of Surgery Partners.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict.  These factors include, without limitation: (i) reductions in payments from government healthcare programs and managed care organizations; (ii) inability to contract with private third-party payors; (iii) failure to fully integrate the operations of Surgery Partners and legacy Symbion; (iv) changes in our payor mix or surgical case mix; (v) failure to maintain relationships with our physicians; (vi) payor controls designed to reduce the number of surgical procedures; (vii) inability to integrate operations of acquired surgical facilities, attract new physician partners, or acquire additional surgical facilities; (viii) shortages or quality control issues with surgery-related products, equipment and medical supplies; (ix) competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; (x) inability to enforce non-compete restrictions against our physicians; (xi) material liabilities incurred as a result of acquiring surgical facilities; (xii) litigation or medical malpractice claims; (xiii) changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; (xiv) substantial payments we expect to be required to make under the tax receivable agreement; and (xv) other risks and uncertainties described in this report and set forth under the heading “Risk Factors” in the Company’s final prospectus filed with the Securities and Exchange Commission on October 2, 2015 in connection with our IPO.
In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.
These forward-looking statements speak only as of the date made. Other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Overview
As of November 13, 2015, we owned and operated a national network of surgical facilities and physician practices in 28 states. Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, otolaryngology ("ENT"), gastroenterology ("GI"), general surgery, ophthalmology, orthopedics, cardiology and pain management. Some of our surgical hospitals also provide acute care services, such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. We also provide our suite of ancillary services, comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services. As a result, we believe we are well positioned to benefit from rising consumerism and payors’ and patients’ focus on the delivery of high quality care and superior clinical outcomes in the lowest cost and care setting.
As of November 13, 2015, we owned or operated, primarily in partnership with physicians, a portfolio of 99 surgical facilities comprised of 94 ASCs, of which six are managed only, and five surgical hospitals across 28 states. As of November 13, 2015, we owned a majority interest in 71 of the surgical facilities and consolidated 88 of these facilities for financial reporting purposes. In addition to surgical facilities, we owned or operated a network of 43 physician practices as of November 13, 2015. For the nine months ended September 30, 2015, approximately 286,961 surgical procedures were performed in our surgical facilities, generating approximately $643.9 million in revenue, as compared to the year ended December 31, 2014, during which approximately 200,000 surgical procedures were performed in our surgical facilities, generating approximately $339.3 million in revenue.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the three months ended September 30, 2015, through our recruiting efforts and capital-efficient acquisitions, we

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

completed nine in-market physician practice transactions including two denovo, or newly developed, practices through an aggregate investment of $26.7 million. These transactions added a total of 12 physicians to our physician network.
In addition, during the three months ended September 30, 2015, we acquired a controlling interest in one anesthesia practice in an existing market for a purchase price of $600,000, along with incremental ownership in two of our consolidated surgical facilities and in an existing anesthesia practice for an aggregate purchase price of $7.7 million.
During the nine months ended September 30, 2015, we completed eleven in-market physician practice transactions through an aggregate investment of $30.4 million adding a total of 16 physicians added to our physician network.
In addition, during the nine months ended September 30, 2015, we acquired a controlling interest in one surgical facility located in a new market and one surgical facility and two anesthesia practices in existing markets for an aggregate purchase price of $20.2 million. Additionally, we acquired incremental ownership in two of our consolidated surgical facilities and in an existing anesthesia practice for an aggregate purchase price of $7.7 million.
On November 3, 2014, we completed the acquisition of Symbion ("the Merger"), which added 55 surgical facilities, including 49 ASCs and 6 surgical hospitals, to our network of existing facilities. We acquired Symbion for a purchase price of $792.0 million pursuant to the terms of an Agreement and Plan of Merger dated as of June 13, 2014. The Symbion acquisition was financed through the issuance of approximately $1.4 billion under our Term Loans and Revolving Facility. We believe that over the next two to three years we are positioned to achieve significant cost and revenue synergies in connection with this acquisition. Incremental synergies are expected to include cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting, and revenue synergies associated with rolling out our suite of ancillary services throughout our portfolio.
On October 1, 2015, we completed our IPO issuing 14,285,000 shares of common stock to the public at an offering price of $19.00 per share. On October 6, 2015, we received net proceeds from the sale of common stock in this offering of $255.8 million, after deducting underwriting discounts and other fees of $15.6 million. These net proceeds were used to repay a portion of the borrowings outstanding under the 2014 Second Lien and to pay fees associated with this offering.
Revenues
Our revenues consist of patient service revenues and other service revenues. Patient service revenues consist of revenue from our surgical facility services and ancillary services segments. Specifically, patient service revenues include fees for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes, as well as for patient visits to our physician practices, anesthesia services, pharmacy services and diagnostic screens ordered by our physicians. Other service revenues consist of product sales from our optical laboratories, as well as the discounts and handling charges billed to the members of our optical products purchasing organization. Other service revenues also include management and administrative service fees derived from our non-consolidated facilities that we account for under the equity method, management of surgical facilities and physician practices in which we do not own an interest and management services we provide to physician practices for which we are not required to provide capital or additional assets.
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

	Three Months Ended September 30,
	2015	2014
Patient service revenues:
Surgical facilities revenues	91.2%	77.7%
Ancillary services revenues	6.8%	17.7%
	98.0%	95.4%
Other service revenues:
Optical services revenues	1.5%	4.6%
Other	0.5%	—%
	2.0%	4.6%
Total revenues	100.0%	100.0%

	Nine Months Ended September 30,
	2015	2014
Patient service revenues:
Surgical facilities revenues	92.0%	77.7%
Ancillary services revenues	5.9%	17.5%
	97.9%	95.2%
Other service revenues:
Optical services revenues	1.6%	4.8%
Other	0.5%	—%
	2.1%	4.8%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended September 30,
	2015	2014

Private insurance payors	52.9%	52.4%
Government payors	40.5%	35.3%
Self-pay payors	1.4%	2.2%
Other payors(1)	5.2%	10.1%
Total	100.0%	100.0%

	Nine Months Ended September 30,
	2015	2014

Private insurance payors	54.0%	53.8%
Government payors	38.8%	33.8%
Self-pay payors	1.8%	2.6%
Other payors(1)	5.4%	9.8%
Total	100.0%	100.0%
(1) Other is comprised of auto liability, letters of protection and other payor types.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

The changes in payor mix are primarily related to the Symbion acquisition. On a proforma basis, when effecting the 2014 periods for Symbion, the payor mix percentages are consistent with the 2015 periods.

Surgical Case Mix
We primarily operate multi-specialty surgical facilities where physicians perform a variety of procedures in various specialties, including ENT, GI, general surgery, ophthalmology, orthopedics, cardiology and pain management, among others. We believe this diversification helps to protect us from adverse pricing and utilization trends in any individual procedure type and results in greater consistency in our case volume.
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cardiology	1.0%	—%	1.0%	—%
Otolaryngology	3.7%	2.2%	3.9%	2.2%
Gastrointestinal	22.1%	11.8%	22.3%	11.6%
General surgery	3.0%	2.8%	3.0%	2.7%
Obstetrics/gynecology	1.8%	—%	1.9%	—%
Ophthalmology	30.6%	45.0%	30.0%	44.8%
Orthopedic	11.7%	10.2%	12.2%	10.5%
Pain management	17.8%	23.7%	17.6%	23.7%
Plastic surgery	2.0%	2.0%	2.1%	2.1%
Other	6.3%	2.3%	6.0%	2.4%
Total	100.0%	100.0%	100.0%	100.0%
The changes in our surgical case mix are primarily attributable to the Symbion acquisition. On a proforma basis, when effecting for Symbion, the surgical case mix is consistent with the 2015 periods.
Case Growth
Same-facility Information
For the three months ended September 30, 2015, we define same facilities as those facilities that we owned and operated since July 1, 2014 and for the nine months ended September 30, 2015, we define same facilities as those facilities that we have owned and operated since January 1, 2014. This includes facilities acquired in the Merger. We include the revenues from our surgical facilities, along with the revenues from our anesthesia services, diagnostic laboratory, physician practices, specialty pharmacy and optical services that complement our surgical facilities in our existing markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cases	$101,343	$95,485	$294,567	$281,327
Case growth	6.1%	N/A	4.7%	N/A
Revenue per case	$2,494	$2,349	$2,455	$2,345
Revenue per case growth	6.2%	N/A	4.7%	N/A
Number of facilities	92	N/A	92	N/A
Operating Income Margin
Our operating income margin for the three months ended September 30, 2015 decreased to 18.5% from 25.8% during the three months ended September 30, 2014. During the three months ended September 30, 2015, we recorded $1.2 million of merger transaction and integration costs related to the Merger and a loss on disposal of long-lived assets of $1.2 million. Excluding the impact of these items, our operating income margin was 19.5% for the three months ended September 30, 2015. On a pro forma basis, effecting the 2014 period for the Symbion acquisition, our operating income margin for the three months ended September 30, 2014 was 19.1%.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

Segment Information
A public company is required to report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or “CODM,” in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet the criteria established by GAAP.
Our business is comprised of the following three operating segments:
Surgical Facility Services Segment: Our surgical facility services segment consists of the operation of ASCs and surgical hospitals, and includes our anesthesia services. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, ENT, GI, general surgery, ophthalmology, orthopedics, cardiology and pain management.
Ancillary Services Segment: Our ancillary services segment consists of a diagnostic laboratory, a specialty pharmacy and multi-specialty physician practices. These physician practices include our owned and operated physician practices pursuant to long-term management service agreements.
Optical Services Segment: Our optical services segment consists of an optical laboratory, an optical products group purchasing organization and a marketing business. Our optical laboratory manufactures eyewear, while our optical products purchasing organization negotiates volume buying discounts with optical product manufacturers.
Our financial information by operating segment is prepared on an internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the performance of the operating segments. Our operating segments have been defined based on the separate financial information that is regularly produced and reviewed by the our CODM, which is its Chief Executive Officer.
During the three months ended June 30, 2015, we made changes to our internal reports issued to and reviewed by the CODM.
The primary effect of these changes was to remove the allocation of general and administrative expense and assets to the reportable operating segments. We have revised the segment disclosures below to present corporate overhead and corporate assets as a reconciling item back to the reported condensed consolidated financial information.

The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Revenues:
Surgical facility services	$219,631	$59,245	$643,900	$173,730
Ancillary services	16,347	13,512	41,557	39,051
Optical services	3,621	3,546	11,112	10,817
Total	$239,599	$76,303	$696,569	$223,598

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Operating Income:
Surgical facility services	$54,223	$21,509	$160,795	$61,647
Ancillary services	4,115	4,937	11,730	14,487
Optical services	525	525	1,900	1,726
Total	$58,863	$26,971	$174,425	$77,860

General and administrative	$(12,179)	$(7,000)	$(37,424)	$(20,859)
(Loss) gain on disposal or impairment of long-lived assets, net	(1,161)	8	1,522	(110)
Loss on debt extinguishment	—	—	—	(1,975)
Merger transaction and integration costs	(1,249)	(325)	(14,897)	(442)
Operating income	$44,274	$19,654	$123,626	$54,474

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Supplemental Information:
Depreciation and amortization:
Surgical facility services	$6,714	$1,705	$20,620	$5,158
Ancillary services	550	458	1,219	1,352
Optical services	404	409	1,219	1,226
Total	$7,668	$2,572	$23,058	$7,736

General and administrative	$943	$262	$2,480	$821
Total depreciation and amortization	$8,611	$2,834	$25,538	$8,557

	September 30, 2015	December 31, 2014
Assets:
Surgical facility services	1,656,762	1,638,874
Ancillary services	104,072	70,370
Optical services	26,561	25,876
Total	1,787,395	1,735,120

General and administrative	104,127	123,674
Total assets	1,891,522	1,858,794

	Nine Months Ended September 30,
	2015	2014
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$13,300	$1,391
Ancillary services	561	765
Optical services	89	315
Total	$13,950	$2,471

General and administrative	$4,165	$966
Total cash purchases of property and equipment, net	$18,115	$3,437
Critical Accounting Policies
Our significant accounting policies and practices are described in Note 2 of our condensed consolidated financial statements included previously in this report. In preparing our condensed consolidated financial statements in conformity with GAAP, our management must make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates. Our actual results could differ from those estimates. We believe that the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used. This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment regarding accounting policy.
Consolidation and Control
Our condensed consolidated financial statements include the accounts of our Company, wholly-owned or controlled subsidiaries and variable interest entities in which we are the primary beneficiary. Our controlled subsidiaries consist of wholly-owned subsidiaries and

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

other subsidiaries that we control through our ownership of a majority voting interest or other rights granted to us by contract to function as the sole general partner or managing member of the surgical facility. The rights of limited partners or minority members at our controlled subsidiaries are generally limited to those that protect their ownership interests, including the right to approve the issuance of new ownership interests, and those that protect their financial interests, including the right to approve the acquisition or divestiture of significant assets or the incurrence of debt that either physician limited partners or minority members are required to guarantee on a pro-rata basis based upon their respective ownership, or that exceeds 20.0% of the fair market value of the related surgical facility’s assets. All significant intercompany balances and transactions, including management fees from consolidated surgical facilities, are eliminated in consolidation.
We hold non-controlling interests in three surgical facilities and one anesthesia over which we exercise significant influence. Significant influence includes financial interests, duties, rights and responsibilities for the day-to-day management of the entity. These non-controlling interests are accounted for under the equity method.
We also consider the relevant sections of the ASC 810, Consolidation, to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. As we were the primary beneficiary, we consolidated four entities at September 30, 2015.
Revenue Recognition
Our patient service revenues are derived from surgical procedures performed at our ASCs, patient visits to physician practices, anesthesia services provided to patients, pharmacy services and diagnostic screens ordered by our physicians. The fees for such services are billed either to the patient or a third-party payor, including Medicare and Medicaid. We recognize patient service revenues, net of contractual allowances, which we estimate based on the historical trend of our cash collections and contractual write-offs.
Our optical products purchasing organization negotiates volume buying discounts with optical product manufacturers. The buying discounts and any handling charges billed to the members of the purchasing organization represent the revenues recognized for financial reporting purposes. Revenue is recognized as orders are shipped to members. Product sale revenues from our optical laboratories and marketing products and services businesses, net of an allowance for returns and discounts, is recognized when the product is shipped or service is provided to the customer. We base our estimates for sales returns and discounts on historical experience and have not experienced significant fluctuations between estimated and actual return activity and discounts given.
Other service revenues consist of management and administrative service fees derived from non-consolidated surgical facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or additional assets. The fees we derive from these management arrangements are based on a predetermined percentage of the revenues of each surgical facility and physician network. We recognize other service revenues in the period in which services are rendered.
Allowance for Contractual Adjustments and Doubtful Accounts
Our patient service revenues and other receivables from third-party payors are recorded net of estimated contractual adjustments and allowances from third-party payors, which we estimate based on the historical trend of our surgical facilities’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. While changes in estimated reimbursement from third-party payors remain a possibility, we expect that any such changes would be minimal and, therefore, would not have a material effect on our financial condition or results of operations.
We estimate our allowances for bad debts using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations. Because in most cases we have the ability to verify a patient’s insurance coverage before services are rendered, and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal. Our net accounts receivable reflected allowances for doubtful accounts of $12.7 million and $5.3 million at September 30, 2015 and December 31, 2014, respectively.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 63 days for the nine months ended September 30, 2015 and 52 days for the year ended December 31, 2014.
At a consolidated level, we review the standard aging schedule, by facility, to determine the appropriate provision for doubtful accounts by monitoring changes in our consolidated accounts receivable by aged schedule, days sales outstanding and bad debt expense as a percentage of revenues. At a consolidated level, we do not review a consolidated aging by payor. Regional and local employees review each surgical facility’s aged accounts receivable by payor schedule. These employees have a closer relationship with the payors and have a more thorough understanding of the collection process for that particular surgical facility. Furthermore, this review is supported by an

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

analysis of the actual revenues, contractual adjustments and cash collections received. If our internal collection efforts are unsuccessful, we further review patient accounts with balances of $25 or more. We then classify the accounts based on any external collection efforts we deem appropriate. An account is written-off only after we have pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible. Typically, accounts will be outstanding a minimum of 120 days before being written-off.
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay payors as a percentage of total revenues were approximately 1.8% and 2.5% for the nine months ended September 30, 2015 and 2014, respectively, and 3.5% the year ended December 31, 2014.
Income Taxes
We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If a net operating loss carryforward exists, we make a determination as to whether that net operating loss carryforward will be utilized in the future. A valuation allowance will be established for certain net operating loss carryforwards and other deferred tax assets where their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets is based upon estimates and assumptions related to our ability to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.
As of September 30, 2015, we had unused federal net operating loss carryforwards (“NOLs”) of approximately $338.2 million. Such losses expire in various amounts at varying times beginning in 2025. Unless they expire, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.
As of September 30, 2015, we maintained a full valuation allowance of $150.6 million against our deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. While we have concluded that a full valuation allowance continued to be appropriate as of September 30, 2015, we are continually monitoring actual and forecasted earnings. If there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.
If reversal of the valuation allowance does occur, we will need to continue to monitor results. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50.0% of a corporation’s “stock” by its “5-percent shareholders” (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. As a result of the Symbion acquisition, approximately $179 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the Novamed acquisition, approximately $17 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. It is possible that future transactions, not all of which would be within our control (including a possible sale by the investment funds affiliated with H.I.G. of some or all of their shares of our common stock), could cause us to undergo an ownership change as defined in Section 382. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. At this time, we do not believe these limitations, when combined with amounts allowable due to net unrecognized built in gains, will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition. We expect the payments we will be required to make under the TRA will be substantial. If we had elected to terminate the TRA immediately after the IPO, we estimate that we would have been required to pay $116.0 million in the aggregate under the TRA.
As part of the Reorganization that was effective September 30, 2015, we entered into a Tax Receivable Agreement (“TRA”) under which generally we will be required to pay to our stockholders as of immediately prior to the IPO 85% of the cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes, including NOLs, capital losses, charitable deductions, alternative minimum tax credit carryforwards and federal and state tax credits of Surgery Partners, Inc. and its affiliates relating to taxable years ending on or before the date of the Reorganization (calculated by assuming

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

the taxable year of the relevant entity closes on the date of the Reorganization) that are or become available to us and our wholly-owned subsidiaries as a result of the Reorganization, and (ii) tax benefits attributable to payments made under the TRA, together with interest accrued at a rate of LIBOR plus 300 basis points from the date the applicable tax return is due (without extension) until paid.
The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. in the future. We estimate the total amounts payable to be between $110 million and $115 million, if the tax benefits of related deferred tax assets are ultimately realized. The amounts payable are not currently recognized as liabilities as of September 30, 2015 because it is not probable that these amounts will be paid, consistent with our current estimate that related deferred tax assets are not more likely than not to be realized. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the TRA liability will likely be considered probable at that time and will be recorded as a component of net income.
Long-Lived Assets, Goodwill and Intangible Assets
We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist in accordance with ASC 350, Intangibles- Goodwill and Other. We perform an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of the long-lived asset is not expected to be recovered, the carrying value is reduced to estimated fair value.  The cash flow projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. We test our goodwill and intangible assets for impairment at least annually, or more frequently if certain indicators arise.
Off-Balance Sheet Arrangements
We guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest. In most instances of these guarantees, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing. At September 30, 2015, we did not guarantee any debt of our non-consolidated surgical facilities.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("the JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Equity-Based Compensation
We recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. Prior to the Reorganization, on the grant date, we employed a market approach to estimate the fair value of equity-based awards based on various considerations and assumptions, including implied earnings multiples and other metrics of relevant market participants, our operating results and forecasted cash flows and our capital structure. Such estimates require the input of highly subjective, complex assumptions. However, such assumptions will not be required to determine fair value of shares of our common stock once its underlying shares begin trading publicly. Once the shares begin trading publicly, the fair value of future stock options awarded will be based on the quoted market price of our common stock upon grant, as well as assumptions including expected stock price volatility, risk-free interest rate, expected dividends, and expected term.
Our policy is to recognize compensation expense using the straight line method over the relevant vesting period for units that vest based on time. Our equity-based compensation expense can vary in the future depending on many factors, including levels of forfeitures and whether performance targets are met and whether a liquidity event occurs. Prior to the Reorganization, employees held membership units in Surgery Center Holdings, LLC, and the associated expense was referred to as unit-based compensation; following the Reorganization, such expense is referred to as share-based compensation.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

Results of Operations
The following tables summarize certain results from the statements of operations for the three and nine months ended September 30, 2015 and 2014. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$239,599	100.0%	$76,303	100.0%
Operating expenses:
Cost of revenues	168,821	70.5%	45,377	59.5%
General and administrative expenses	11,236	4.7%	6,738	8.8%
Depreciation and amortization	8,611	3.6%	2,834	3.7%
Provision for doubtful accounts	5,840	2.4%	1,383	1.8%
Income from equity investments	(1,320)	(0.6)%	—	—%
Loss (gain) on disposal or impairment of long-lived assets, net	1,161	0.5%	(8)	—%
Merger transaction and integration costs	1,249	0.5%	325	0.4%
Electronic records incentives	57	—%	—	—%
Other income	(330)	(0.1)%	—	—%
Total operating expenses	195,325	81.5%	56,649	74.2%
Operating income	44,274	18.5%	19,654	25.8%
Interest expense, net	(26,573)	(11.1)%	(11,263)	(14.8)%
Income before income taxes	17,701	7.4%	8,391	11.0%
Provision for income taxes	3,917	1.6%	7,961	10.4%
Net income	13,784	5.8%	430	0.6%
Less: Net income attributable to non-controlling interests	(16,906)	(7.1)%	(7,338)	(9.6)%
Net loss attributable to Surgery Partners, Inc.	$(3,122)	(1.3)%	$(6,908)	(9.1)%

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$696,569	100.0%	$223,598	100.0%
Operating expenses:
Cost of revenues	486,152	69.8%	133,591	59.7%
General and administrative expenses	34,944	5.0%	20,038	9.0%
Depreciation and amortization	25,538	3.7%	8,557	3.8%
Provision for doubtful accounts	16,049	2.3%	4,411	2.0%
Income from equity investments	(2,866)	(0.4)%	—	—%
(Gain) loss on disposal or impairment of long-lived assets, net	(1,522)	(0.2)%	110	—%
Loss on debt extinguishment	—	—%	1,975	0.9%
Merger transaction and integration costs	14,897	2.1%	442	0.2%
Electronic records incentives	107	—%	—	—%
Other income	(356)	(0.1)%	—	—%
Total operating expenses	572,943	82.3%	169,124	75.6%
Operating income	123,626	17.7%	54,474	24.4%
Interest expense, net	(78,507)	(11.3)%	(32,718)	(14.6)%
Income before income taxes	45,119	6.5%	21,756	9.7%
Provision for income taxes	8,368	1.2%	12,043	5.4%
Net income	36,751	5.3%	9,713	4.3%
Less: Net income attributable to non-controlling interests	(52,061)	(7.5)%	(21,346)	(9.5)%
Net loss attributable to Surgery Partners, Inc.	$(15,310)	(2.2)%	$(11,633)	(5.2)%
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Overview. During the three months ended September 30, 2015, our revenues increased 214.0% to $239.6 million from $76.3 million for the three months ended September 30, 2014. We incurred a net loss attributable to Surgery Partners, Inc. for the 2015 period of $3.1 million, compared to $6.9 million for the 2014 period.
Our financial results for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 reflect the addition of the surgical facilities acquired in connection with our acquisition of Symbion on November 3, 2014.
Revenues. Revenues for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Dollar Variance	Percent Variance

Patient service revenues	$234,799	$72,757	$162,042	222.7%
Optical service revenues	3,621	3,546	75	2.1%
Other service revenues	1,179	—	1,179	—%
Total revenues	$239,599	$76,303	$163,296	214.0%
Patient service revenues increased 222.7% to $234.8 million for the three months ended September 30, 2015 compared to $72.8 million for the three months ended September 30, 2014. This increase in patient service revenues was primarily attributable to the acquisition of Symbion on November 3, 2014.
Cost of Revenues. Cost of revenues increased to $168.8 million for the three months ended September 30, 2015 compared to $45.4 million for the three months ended September 30, 2014 primarily due to the surgical facilities acquired in connection with the Symbion

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

transaction on November 3, 2014. As a percentage of revenues, cost of revenues were 70.5% for the 2015 period and 59.5% for the 2014 period.
General and Administrative Expenses. General and administrative expenses increased to $11.2 million for the three months ended September 30, 2015 compared to $6.7 million for the three months ended September 30, 2014 primarily due to to the acquisition of Symbion on November 3, 2014. As a percentage of revenues, general and administrative expenses were 4.7% for the 2015 period compared to 8.8% for the 2014 period.
Depreciation and Amortization. Depreciation and amortization increased to $8.6 million for the three months ended September 30, 2015 compared to $2.8 million for the three months ended September 30, 2014 primarily due to the acquisition of Symbion on November 3, 2014. As a percentage of revenues, depreciation and amortization expenses were 3.6% for the 2015 period and 3.7% for the 2014 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $5.8 million for the three months ended September 30, 2015 compared to $1.4 million for the three months ended September 30, 2014 primarily due to the acquisition of Symbion on November 3, 2014. As a percentage of revenues, the provision for doubtful accounts was 2.4% for the 2015 period and 1.8% for the 2014 period.
Loss (gain) on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was $1.2 million for the three months ended September 30, 2015.
Merger Transaction and Integration Costs. We incurred $1.2 million of merger transaction and integration costs for the three months ended September 30, 2015 compared to $325,000 for the three months ended September 30, 2014, related to the Merger.
Operating Income. Our operating income was $44.3 million for the three months ended September 30, 2015 compared to $19.7 million for the three months ended September 30, 2014. The increase in the 2015 period from the 2014 period is primarily attributable to the surgical facilities acquired in connection with the Symbion transaction on November 3, 2014. As a percentage of revenues, operating income was 18.5% for the 2015 period and 25.8% for the 2014 period. During the three months ended September 30, 2015, we recorded $1.2 million of merger transaction and integration costs related to the Merger and recorded a loss on the disposal of long-lived assets of $1.2 million. Excluding the impact of these items, our operating income margin was 19.5% for the three months ended September 30, 2015.
Interest Expense, Net. Interest expense, net, was $26.6 million for the three months ended September 30, 2015 compared to $11.3 million for the three months ended September 30, 2014. The increase was primarily attributable to the new capital structure used to finance the acquisition of Symbion on November 3, 2014.
Provision for Income Taxes.  The provision for income taxes was $3.9 million for the three months ended September 30, 2015 compared to $8.0 million for the three months ended September 30, 2014. The effective tax rate was 22.1% for the three months ended September 30, 2015 compared to 94.9% for the three months ended September 30, 2014.  The decrease in effective tax rate was primarily attributable to the increase in pre-tax net income, which did not result in a corresponding increase in income tax expense because of the valuation allowance recorded against deferred tax assets.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests increased to $16.9 million for the three months ended September 30, 2015 compared to $7.3 million for the three months ended September 30, 2014. The increase was primarily due to the surgical facilities acquired in connection with the Symbion transaction on November 3, 2014. As a percentage of revenues, net income attributable to non-controlling interests was 7.1% in the 2015 period and 9.6% for the 2014 period.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Overview. During the nine months ended September 30, 2015, our revenues increased 211.5% to $696.6 million from $223.6 million for the nine months ended September 30, 2014. We incurred a net loss attributable to Surgery Partners, Inc. for the 2015 period of $15.3 million, compared to $11.6 million for the 2014 period.
Our financial results for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 reflect the addition of 55 surgical facilities, including 49 ASCs and six hospitals, that were acquired in connection with our acquisition of Symbion on November 3, 2014.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

Revenues. Revenues for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	Dollar Variance	Percent Variance

Patient service revenues	$682,260	$212,657	$469,603	220.8%
Optical service revenues	11,112	10,817	295	2.7%
Other service revenues	3,197	124	3,073	2,478.2%
Total revenues	$696,569	$223,598	$472,971	211.5%
Patient service revenues increased 220.8% to $682.3 million for the nine months ended September 30, 2015 compared to $212.7 million for the nine months ended September 30, 2014. This increase was primarily attributable to the surgical facilities we acquired in connection with the Symbion transaction on November 3, 2014.
Cost of Revenues. Cost of revenues increased to $486.2 million for the nine months ended September 30, 2015 compared to $133.6 million for the nine months ended September 30, 2014 primarily attributable to the surgical facilities we acquired in connection with the Symbion transaction on November 3, 2014. As a percentage of revenues, cost of revenues were 69.8% for the 2015 period and 59.7% for the 2014 period.
General and Administrative Expenses. General and administrative expenses were $34.9 million for the nine months ended September 30, 2015 compared to $20.0 million for the nine months ended September 30, 2014 primarily due to the acquisition of Symbion on November 3, 2014. As a percentage of revenues, general and administrative expenses were 5.0% for the 2015 period compared to 9.0% for the 2014 period.
Depreciation and Amortization. Depreciation and amortization expenses increased to $25.5 million for the nine months ended September 30, 2015 compared to $8.6 million for the nine months ended September 30, 2014 primarily due to the acquisition of Symbion on November 3, 2014. As a percentage of revenues, depreciation and amortization expenses were 3.7% for the 2015 period and 3.8% for the 2014 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $16.0 million for the nine months ended September 30, 2015 compared to $4.4 million for the nine months ended September 30, 2014 primarily due to the acquisition of Symbion on November 3, 2014. As a percentage of revenues, the provision for doubtful accounts was 2.3% for the 2015 period and 2.0% for the 2014 period.
(Gain) Loss on Disposal or Impairment of Long-Lived Assets, Net. The net gain on disposal or impairment of long-lived assets was $1.5 million for the nine months ended September 30, 2015, and the net loss on disposal of long-lived assets was $110,000 for the nine months ended September 30, 2014. The gain for the nine months ended September 30, 2015 primarily related to the sale of our ownership interest in a surgical facility.
Merger Transaction and Integration Costs. We incurred $14.9 million of merger transaction and integration costs for the nine months ended September 30, 2015 as compared to $442,000 for the nine months ended September 30, 2014, related to the Merger.
Operating Income. Our operating income was $123.6 million for the nine months ended September 30, 2015 compared to $54.5 million for the nine months ended September 30, 2014. As a percentage of revenues, operating income was 17.7% for the 2015 period and 24.4% for the 2014 period. During the nine months ended September 30, 2015, we recorded $14.9 million of merger transaction and integration costs related to the Symbion acquisition and recorded a gain of $1.5 million related to the sale of our ownership interest in a surgical facility. During the nine months ended September 30, 2014, we recorded a loss on debt extinguishment of $2.0 million. Excluding the impact of these items, our operating income margin was 19.7% for the nine months ended September 30, 2015 and 25.2% for the nine months ended September 30, 2014.
Interest Expense, Net. Interest expense, net, was $78.5 million for the nine months ended September 30, 2015 compared to $32.7 million for the nine months ended September 30, 2014. The increase was primarily attributable to the new capital structure used to finance the acquisition of Symbion on November 3, 2014.
Provision for Income Taxes.  The provision for income taxes was $8.4 million for the nine months ended September 30, 2015 compared to $12.0 million for the nine months ended September 30, 2014. The effective tax rate was 18.5% for the nine months ended September 30, 2015 compared to 55.4% for the nine months ended September 30, 2014. The decrease in effective tax rate was primarily attributable to the increase in pre-tax net income, which did not result in a corresponding increase in income tax expense because of the valuation allowance recorded against deferred tax assets.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests increased to $52.1 million for the nine months ended September 30, 2015 compared to $21.3 million for the nine months ended September 30, 2014. This increase was

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

primarily attributable to the surgical facilities we acquired in connection with the Symbion transaction on November 3, 2014. As a percentage of revenues, net income attributable to non-controlling interests was 7.5% for the 2015 period and 9.5% for the 2014 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the nine months ended September 30, 2015, our cash flow provided by operating activities increased to $60.3 million compared to $29.2 million in the nine months ended September 30, 2014. This increase was primarily attributable to the acquisition of Symbion. During the nine months ended September 30, 2015, we paid cash of $10.3 million in merger transaction and integration costs and $5.9 million related to third party settlements, net of cash received, related to prior years. Excluding the impact of these items, our cash flow provided by operating activities was $76.5 million for the nine months ended September 30, 2015. At September 30, 2015, we had working capital of $111.8 million compared to $127.3 million at December 31, 2014.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2015 was $39.5 million, which included $18.1 million related to purchases of property and equipment. Additionally, we purchased two surgical facilities, eleven physician practices and two anesthesia practices for an aggregate purchase price of $32.6 million (net of cash acquired). This included the purchase of two surgical facilities, eleven physician practices and two anesthesia groups. We received $11.2 million in aggregate proceeds for the sale of our interests in three surgical facilities.
Net cash used in investing activities during the nine months ended September 30, 2014 was $4.1 million, which included $3.4 million related to purchases of property and equipment.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2015 was $38.9 million. During this period, we made distributions to non-controlling interests holders of $51.2 million and payments related to ownership transactions with consolidated affiliates of $12.0 million. Further, we made scheduled repayments on our long-term debt of $63.5 million partially offset by borrowings of $85.4 million. Our repayments and borrowings include a $79.5 million draw down and subsequent repayment of $44.3 million on our Revolver during the period.
Net cash used in financing activities during the nine months ended September 30, 2014 was $33.8 million. During this period, we made distributions to owners of $93.0 million and to non-controlling interests holders of $21.4 million. We made scheduled repayments on our long-term debt of $63.5 million and paid debt issuance costs of $2.1 million. These were offset by cash inflows from debt borrowings of $146.7 million.
Long-Term Debt
A summary of long-term debt follows (in thousands):

	September 30, 2015	December 31, 2014

2014 Revolver Loan	$35,250	$—
2014 First Lien Credit Agreement, dated November 3, 2014, maturing November 3, 2020, net of debt issuance and discount of $21,143 and $23,818 at September 30, 2015 and December 31, 2014, respectively	842,332	846,183
2014 Second Lien Credit Agreement, dated November 3, 2014, maturing November 3, 2021, net of debt issuance and discount of $16,700 and $18,184 at September 30, 2015 and December 31, 2014, respectively	473,300	471,816
Subordinated Notes	1,000	1,000
Notes payable and secured loans	36,445	31,600
Capital lease obligations	10,342	10,755
Total debt	1,398,669	1,361,354
Less: Current maturities	27,678	22,088
Total long-term debt	$1,370,991	$1,339,266
The acquisition of Symbion on November 3, 2014 and payoff of the senior debt was financed through new $1.440 billion Senior Secured Credit Facilities (the "Facilities") consisting of the following:

•	$80.0 million revolving credit facility ("2014 Revolver Loan")

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

•	$870.0 million 1st lien term loan facility ("2014 First Lien Credit Agreement")

•	$490.0 million 2nd lien term loan facility ("2014 Second Lien Credit Agreement")
On November 3, 2014, in connection with the consummation of the Symbion acquisition, we assumed and paid down approximately $440.0 million of outstanding indebtedness of Symbion, including accrued interest. Simultaneously, we paid off all of the debt outstanding under our then-existing credit agreements ("Credit Facilities") and revolver loan.
2014 Revolver Loan
The 2014 Revolver Loan (“Revolver”) will be used for working capital, acquisitions and development activities and general corporate purposes in an aggregate principal amount at any time outstanding not to exceed $80.0 million and matures on November 3, 2019. We have the option of classifying borrowings under the Revolver as either Alternate Base Rate ("ABR") loans or Eurodollar ("ED") loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%. In addition to the base rate, we are required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period. In addition to the base rate, we are required to pay a 4.25% margin for ED loans. As of September 30, 2015, our availability on the Revolver was $41.6 million.
We paid $2.3 million in connection with obtaining the Revolver and recorded this amount as debt issuance costs, which is presented, net of accumulated amortization of approximately $417,000 and $76,000, in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. We must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver.
The credit agreement that governs the Revolver contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. It additionally includes the requirement that we maintain a net leverage ratio within a specified range. At September 30, 2015, we were in compliance with the covenants contained in the credit agreement.
2014 First Lien Credit Agreement
The 2014 First Lien Credit Agreement (“2014 First Lien”) is a senior secured obligation of Surgery Center Holdings, Inc. and is guaranteed on a senior secured basis by us and certain of our subsidiaries. The 2014 First Lien matures on November 3, 2020. We have the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, we are required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, we are required to pay a 4.25% margin for ED loans. In 2014, we classified the 2014 First Lien as an ED loan with an interest rate of 5.25% (1.00% base rate plus a 4.25% margin). Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, we are required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of September 30, 2015.
In 2014, we recorded $4.4 million and $20.0 million as a reduction of the carrying value of the 2014 First Lien as original issue discount and amounts paid to lender for debt related issuance costs, respectively, which are accreted to interest expense over the term of the loan. During the nine months ended September 30, 2015, approximately $2.7 million was accreted to interest expense. We also paid $1.9 million in connection with obtaining the 2014 First Lien and recorded this amount as debt issuance costs, which is presented as an asset, net of accumulated amortization of approximately $237,000 and $41,000, in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.
The credit agreement that governs the 2014 First Lien contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. It additionally includes the requirement that we maintain a net leverage ratio within a specified range. At September 30, 2015, we were in compliance with the covenants contained in the credit agreement. The 2014 First Lien is collateralized by substantially all of our assets.
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement (“2014 Second Lien”) is a senior secured obligation of Surgery Center Holdings, Inc. and is guaranteed on a senior secured basis by us and certain of our subsidiaries. The 2014 Second Lien matures on November 3, 2021. We have the option of classifying the 2014 Second Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, we are required to pay a 6.50% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar Borrowing in effect for such interest period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the base rate shall not be less than 1.00% per annum. In addition to the base rate, we are required to pay a 7.50% margin for ED loans. During 2014, we classified the 2014 Second

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

Lien as an ED loan with an interest rate of 8.50% (1.00% base rate plus a 7.50% margin). Accrued interest is payable in arrears on a quarterly basis, on the last business day of each March, June, September and December. We are required to pay the principal balance of $490.0 million upon maturity of the 2014 Second Lien on November 3, 2021. We have the right at any time to prepay any borrowings, in whole or in part, provided that each partial prepayment shall be in an amount that is an integral multiple of $0.5 million and not less than $1.0 million. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, we are required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 Second Lien. There were no excess cash flow payments required as of September 30, 2015.
We recorded $4.9 million and $13.6 million as a reduction of the carrying value of the 2014 Second Lien as original issue discount and amounts paid to lender for debt related issuance costs, respectively, which are accreted to interest expense over the term of the loan. During the six months ended September 30, 2015, approximately $1.5 million was accreted to interest expense. We also paid $1.1 million in connection with obtaining the 2014 Second Lien and recorded this amount as debt issuance costs, which is presented as an asset, net of accumulated amortization of approximately $84,000 and $14,000, in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.
The credit agreement that governs the 2014 Second Lien contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. It additionally includes the requirement that we maintain a maximum net leverage ratio. At September 30, 2015, we were in compliance with the covenants contained in the credit agreement. The 2014 Second Lien is collateralized by substantially all of our assets.
Other Debt Transactions
On January 27, 2014, we obtained $90.0 million in additional borrowings on the Credit Facilities to return capital to shareholders. We recorded $1.4 million and $2.9 million as a reduction of the carrying value of the additional borrowings as original issue discount and amounts paid to lender for debt related issuance costs, respectively, which are accreted to interest expense over the term of the loan. During the nine months ended September 30, 2014, approximately $339,000 was accreted to interest expense. The $90.0 million in additional borrowings, including the related debt issuance costs, were included in the extinguishment of debt that was financed with the proceeds of the Facilities obtained in connection with the acquisition of Symbion on November 3, 2014.
Subordinated Notes
Effective April 11, 2013, we amended and reduced the size of our subordinated debt facility ("Subordinated Notes") to $1.0 million from $53.8 million. We accounted for the amendment as extinguishment of debt. H.I.G. Surgery Centers, LLC, our affiliate, purchased the Subordinated Notes from an independent third party. At September 30, 2015 and December 31, 2014, the debt is payable to H.I.G. Surgery Centers, LLC. and mature on August 4, 2017. Effective January 1, 2014, the Subordinated Notes bear interest of 17.00% per annum.
Notes Payable and Secured Loans
Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At September 30, 2015, we were in compliance with the covenants contained in the credit agreement. We and our subsidiaries had notes payable to financial institutions of $36.4 million and $31.6 million as of September 30, 2015 and December 31, 2014, respectively.
Letters of Credit
As of December 31, 2014, we had two outstanding letters of credit at our optical purchasing group of $200,000 and $730,000. In May 2015, we increased one of these letters of credit from $200,000 to $500,000. We had two outstanding letters of credit issued to the landlords for two of its surgical facilities in Orlando, Florida in the amount of $100,000 and in Lubbock, Texas for $1.0 million. In addition, we had one outstanding letter of credit related to the Symbion, Inc. workers compensation self-insured plan for $835,000.
Capital Lease Obligations
We are liable to various vendors for several equipment leases.  The carrying value of the leased assets was $11.3 million and $13.3 million as of September 30, 2015 and December 31, 2014, respectively.
Summary
We believe we have sufficient liquidity in the next 12 to 18 months as described above. Nevertheless, we continue to monitor the state of the financial and credit markets and our current and expected liquidity and capital resource needs, and intend to continue to explore various financing alternatives to improve capital structure, including reducing debt, extending maturities or relaxing financial covenants.  These may include new equity or debt financings or exchange offers with existing security holders (including exchanges of debt for debt or equity) and other transactions involving our outstanding securities, given their secondary market trading prices. We cannot assure you, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms, or at all.
EBITDA and Adjusted EBITDA
When we use the term “EBITDA,” we are referring to net income minus (a) net income attributable to non-controlling interests plus (b) provision for income tax expense, (c) interest expense, net, and (d) depreciation and amortization. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.
We use EBITDA as a measure of liquidity. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. We use "Adjusted EBITDA" to determine compliance with some of the covenants under the Credit Facility, as well as to determine the interest rate and commitment fee payable under our Credit Facility. When we use the term "Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for (a) sponsor management fee, (b) merger transaction and practice acquisition costs, (c) non-cash stock compensation expense, (d) loss on debt extinguishment and (e) loss (gain) on disposal of investments and long-lived assets.
EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP. They should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
The following table reconciles Adjusted EBITDA to net income (in thousands and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Condensed Consolidated Statements of Operations Data (in thousands):
Net income	$13,784	$430	$36,751	$9,713
(Minus):
Net income attributable to non-controlling interests	16,906	7,338	52,061	21,346
Plus (minus):
Provision for income tax expense	3,917	7,961	8,368	12,043
Interest expense, net	26,573	11,263	78,507	32,718
Depreciation and amortization	8,611	2,834	25,538	8,557
EBITDA	35,979	15,150	97,103	41,685
Plus:
Management fee (1)	750	500	2,250	1,500
Merger transaction and practice acquisition costs	1,541	325	15,189	442
Non-cash stock compensation expense	426	114	1,279	342
Loss on debt extinguishment	—	—	—	1,975
Loss (gain) on disposal of investments and long-lived assets, net	1,161	(8)	(1,522)	110
Adjusted EBITDA	$39,857	$16,081	$114,299	$46,054
(1): Fee payable pursuant the Management and Investment Advisory Services Agreement between the Company and Bayside Capital, Inc.
Inflation
Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU was originally set to be effective for fiscal years beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date for the standard to be effective for fiscal years beginning after December 15, 2017. The FASB will now permit companies to early adopt within one year of the new effective date. We will adopt this ASU on January 1, 2018 and is currently evaluating its plan for adoption and the impact on our revenue recognition policies, procedures and the resulting impact on our condensed consolidated financial position, results of operations and cash flows.
In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis,” which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity unless the limited partners

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

hold substantive kick-out rights or participating rights. The provisions of ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2015-02 will have on our financial position, results of operation, cash flows and financial disclosures.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs," which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be applied retrospectively. We plan to adopt this ASU on January 1, 2016, and do not anticipate that such adoption will have a material effect on our consolidated financial position, results of operations, or cash flows.
In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" which clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” We plan to adopt this ASU on January 1, 2016, and do not anticipate that such adoption will have a material effect on our consolidated financial position, results of operations, or cash flows.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” which eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination. Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years. We are currently evaluating the impact that the adoption of ASU 2015-02 will have on our financial position, results of operation, cash flows and financial disclosures.
Sources of Revenue and Recent Regulatory Developments
General
The healthcare industry is highly regulated, and we cannot provide any assurance that the regulatory environment in which we operate will not significantly change in the future or that we will be able to successfully address any such changes.
Every state imposes licensing requirements on individual physicians and healthcare facilities. In addition, federal and state laws regulate HMOs and other managed care organizations. Many states require regulatory approval, including licensure and accreditation, and in some cases, certificates of need, before establishing certain types of healthcare facilities, including surgical hospitals and ASCs, offering certain services, including the services we offer, or making expenditures in excess of certain amounts for healthcare equipment, facilities or programs. Our ability to operate profitably will depend in part upon our surgical facilities obtaining and maintaining all necessary licenses, accreditation, certificates of need and other approvals and operating in compliance with applicable healthcare regulations. Failure to do so could have a material adverse effect on our business.
Our surgical facilities are subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights, discrimination, building codes and medical waste and other environmental issues. Federal, state and local governments are expanding the regulatory requirements on businesses like ours. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of our operations.
We believe that hospital, outpatient surgery, physician, laboratory and other diagnostic and healthcare services will continue to be subject to intense regulation at the federal and state levels. We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future or how existing or future laws and regulations might be interpreted. If we, or any of our surgical facilities, fail to comply with applicable laws, it might have a material adverse effect on our business.
Certificates of Need and Licensure
Capital expenditures for the construction of new healthcare facilities, the addition of beds or new healthcare services or the acquisition of existing healthcare facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In these states, approvals, generally known as certificates of need, are required for capital expenditures exceeding certain preset monetary thresholds for the development, acquisition and/or expansion of certain facilities or services, including surgical facilities. We have a concentration of surgical facilities in certificate of need states as we believe the regulations present a competitive advantage to existing operators.
Our healthcare facilities also are subject to state licensing requirements for medical providers. Our ASC facilities have licenses to operate in the states in which they operate and must meet all applicable requirements for ASCs. In addition, even though our surgical facilities that are licensed as hospitals primarily provide surgical services, they must meet all applicable requirements for general hospital licensure. To assure continued compliance with these regulations, governmental and other authorities periodically inspect our surgical

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

facilities. The failure to comply with these regulations could result in the suspension or revocation of a facility’s license. In addition, based on the specific operations of our surgical facilities, some of these facilities maintain a pharmacy license, a controlled substance registration, a clinical laboratory certification waiver, and environmental protection permits for biohazards and/or radioactive materials, as required by applicable law.
Healthcare Reform
The Affordable Care Act has been subject to a number of challenges to their constitutionality. On June 28, 2012, the United States Supreme Court upheld challenges to the constitutionality of the “individual mandate” provision, which generally requires all individuals to purchase healthcare insurance or pay a penalty, but struck down as unconstitutional the provision that would have allowed the federal government to revoke all federal Medicaid funding to any state that did not expand its Medicaid program. As a result, many states have refused to extend Medicaid eligibility to more individuals as envisioned by the law.
On June 25, 2015, the United States Supreme Court upheld the legality of premium subsidies made available by the federal government to individuals residing in the 36 states that have federally-run health insurance exchanges. The subsidies are provided to low-income individuals to assist with the cost of purchasing health insurance through federally-run health insurance exchanges. Other legal challenges to the Affordable Care Act are pending.
In addition, several bills have been and will likely continue to be advanced in Congress that would defund, repeal or amend all or significant provisions of the Affordable Care Act, and a number of provisions of the Affordable Care Act that were supposed to become effective have been delayed by the Obama administration. As a result, it is difficult to predict the impact the Affordable Care Act will have on our business given the threats to and uncertainty surrounding key provisions of the Affordable Care Act. However, depending on how the Affordable Care Act is ultimately interpreted, amended and implemented, it could have an adverse effect on our business, financial condition and results of operations.
Moreover, other legislative changes have also been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other similar new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our financial operations.
Medicare and Medicaid Private Contractor Audits
CMS has implemented a number of programs that use private contractors that contract with CMS to identify overpayments and underpayments and other potential sources of billing fraud. These contractors, known as Recovery Audit Contractors (“RACs”) and Zone Program Integrity Contractors (“ZPICs”) conduct both post-payment and pre-payment review of claims submitted by Medicare providers. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. Our facilities and providers continue to receive letters from auditors such as RACs and ZPICs requesting repayment of alleged overpayments for services and incur expenses associated with responding to and appealing these determinations, as well as the costs of repaying any overpayments. Moreover, in recent years, the increase in Medicare payment appeals has created a backlog such that resolving appeals often takes multiple years. For instance, we recently received the results of a MIC audit that resulted in an overpayment obligation. HMS Federal Solutions, a MIC, completed the audit of one of our surgical hospitals for the period July 1, 2009 through May 31, 2012 and determined an overpayment obligation in the amount of approximately $4.6 million based on its extrapolation of a statistical sampling of claims, as well as a civil monetary penalty in the amount of $162,000, for a total amount owed to Idaho’s Department of Health and Welfare, Medicaid Program Integrity Unit of approximately $4.7 million for failure to comply with Medicaid rules by billing for (i) non-covered services, (ii) services provided by non-eligible providers, (iii) services not provided and (iv) unauthorized services. We are in the process of preparing an appeal to the audit. Although all other repayments requested to date as a result of RAC, MIC and ZPIC audits have not been material to our Company, we are unable to quantify the financial impact of these audits on our facilities given the pending appeals and uncertainty about the extent of future audits.
Quality Improvement
The Medicare program presently requires hospitals and ambulatory surgery centers to report performance data on a variety of quality metrics. Facilities that fail to report are penalized with reduced Medicare payments. Additionally, payments to hospitals are adjusted based on the hospital’s performance on these quality measures. A substantial portion of hospital payment is at risk depending on its individual performance relative to benchmarks and other hospitals’ performance. There is a substantial risk that our Medicare payments could be reduced if our hospitals fail to perform adequately on these measures. Additionally, there is a risk that Medicare payments could be reduced if our facilities-hospitals and ASCs-fail to adequate report data as required by CMS. Ambulatory surgery center payments are not yet adjusted based on performance against quality measures, but there is a substantial risk that Congress may soon link ASC Medicare

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

payments to actual performance, in addition to reporting. The Obama administration in early 2015 announced its intent to subject even more Medicare fee-for-service payments to value-based payment program, and has proposed several specific changes that could increase the percentage of our payments at risk based on quality performance.
If the public performance data becomes a primary factor in determining where patients choose to receive care, and if competing hospitals and ASCs have better results than our facilities on those measures, we would expect that our patient volumes could decline.
Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the Department of Health and Human Services (“HHS”). Among other things, these regulations, known as “conditions for coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than critical access hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our five facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. Two of our hospitals, which do not have an emergency room, maintain a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with the 2007 CMS policy memorandum. Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
The Affordable Care Act and its implementing regulations require a hospital to provide written disclosure of physician ownership interests to the hospital’s patients and on the hospital’s website and in any advertising, along with annual reports to the government detailing such interests. Additionally, hospitals that do not have 24/7 physician coverage are required to inform patients of this fact and receive signed acknowledgment from the patients of the disclosure. A hospital’s provider agreement may be terminated if it fails to provide the required notices. In 2010, CMS issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Law to CMS and to attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. The disclosure requirements set forth in the Affordable Care Act and the self-referral disclosure protocol reflect a move towards increasing government scrutiny of the financial relationships between hospitals and referring physicians and increasing disclosure of potential violations of the Stark Law to the government by hospitals and other healthcare providers. We intend for all of our facilities to meet their disclosure obligations.
Survey and Accreditation
Hospitals and healthcare facilities are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals and surgical facilities currently are licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. Renewal and continuation of certain of these licenses, certifications and accreditations are based on inspections or other reviews generally conducted in the normal course of business of health facilities. Loss of, or limitations imposed on, licenses or accreditations could reduce a facility’s utilization or revenue, or its ability to operate all or a portion of its facilities.
Utilization Review
Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of MS-DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided or assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.
Federal Anti-Kickback Statute and Medicare Fraud and Abuse Laws
The Social Security Act includes provisions addressing false statements, illegal remuneration and other instances of fraud and abuse in federal health care programs. These provisions include the statute commonly known as the federal Anti-Kickback statute (the “Anti-Kickback Statute”). The Anti-Kickback Statute prohibits providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for, or ordering or arranging for, or recommending the order of, any item or service covered by a federal healthcare program, including, but not limited to, the Medicare and Medicaid programs. Violations of the Anti-Kickback Statute are criminal offenses punishable by imprisonment and fines of up to $25,000 for each

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

violation. Civil violations are punishable by fines of up to $50,000 for each violation, as well as damages of up to three times the total amount of remuneration received from the government for healthcare claims.
Because physician-investors in our surgical facilities are in a position to generate referrals to the facilities, the distribution of available cash to those investors could come under scrutiny under the Anti-Kickback Statute. Some courts have held that the Anti-Kickback Statute is violated if one purpose (as opposed to a primary or the sole purpose) of a payment to a provider is to induce referrals. Further, Section 6402(f)(2) of the Affordable Care Act amends the Anti-Kickback Statute by adding a provision to clarify that a person need not have actual knowledge of such section or specific intent to commit a violation of the Anti-Kickback Statute. Because none of these cases involved a joint venture such as those owning and operating our surgical facilities, it is not clear how a court would apply these holdings to our activities. It is clear, however, that a physician’s investment income from a surgical facility may not vary with the number of his or her referrals to the surgical facility, and we believe that we comply with this prohibition.
Under regulations issued by the OIG, certain categories of activities are deemed not to violate the Anti-Kickback Statute (commonly referred to as the safe harbors). According to the preamble to these safe harbor regulations, the failure of a particular business arrangement to comply with the regulations does not determine whether the arrangement violates the Anti-Kickback Statute. The safe harbor regulations do not make conduct illegal, but instead outline standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-Kickback Statute. Failure to meet a safe harbor does not indicate that the arrangement violates the Anti-Kickback Statute, although it may be subject to additional scrutiny.
We believe the ownership and operations of our surgery centers and hospitals do not fit wholly within any of the safe harbors, but we attempt to structure our ASCs to fit as closely as possible within the safe harbor designed to protect distributions to physician-investors in ambulatory surgery centers who directly refer patients to the ambulatory surgery center and personally perform the procedures at the center as an extension of their practice (the “ASC Safe Harbor”). The ASC Safe Harbor protects four categories of investors, including ASCs owned by (1) general surgeons, (2) single-specialty physicians, (3) multi-specialty physicians and (4) hospital/physician joint ventures, provided that certain requirements are satisfied. These requirements include the following:

•
The ASC must be an ASC certified to participate in the Medicare program, and its operating and recovery room space must be dedicated exclusively to the ASC and not a part of a hospital (although such space may be leased from a hospital if such lease meets the requirements of the safe harbor for space rental).

•
Each investor must be either (a) a physician who derived at least one-third of his or her medical practice income for the previous fiscal year or 12-month period from performing procedures on the list of Medicare-covered procedures for ASCs, (b) a hospital, or (c) a person or entity not in a position to make or influence referrals to the center, nor to provide items or services to the ASC, nor employed by the ASC or any investor.

•
Unless all physician-investors are members of a single specialty, each physician-investor must perform at least one-third of his or her procedures at the ASC each year. This requirement is in addition to the requirement that the physician-investor has derived at least one-third of his or her medical practice income for the past year from performing procedures.

•	Physician-investors must have fully informed their referred patients of the physician’s investment.

•
The terms on which an investment interest is offered to an investor are not related to the previous or expected volume of referrals, services furnished or the amount of business otherwise generated from that investor to the entity.

•
Neither the ASC nor any other investor nor any person acting on their behalf may loan funds to or guarantee a loan for an investor if the investor uses any part of such loan to obtain the investment interest.

•
The amount of payment to an investor in return for the investment interest is directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor.

•	All physician-investors, any hospital-investor and the center agree to treat patients receiving benefits or assistance under a federal healthcare program in a non-discriminatory manner.

•
All Ancillary Services performed at the ASC for beneficiaries of federal healthcare programs must be directly and integrally related to primary procedures performed at the ASC and may not be billed separately.

•	No hospital-investor may include on its cost report or any claim for payment from a federal healthcare program any costs associated with the ASC.

•
The ASC may not use equipment owned by or services provided by a hospital-investor unless such equipment is leased in accordance with a lease that complies with the Anti-Kickback Statute equipment rental safe harbor and such services are provided in accordance with a contract that complies with the Anti-Kickback Statute personal services and management contract safe harbor.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

•	No hospital-investor may be in a position to make or influence referrals directly or indirectly to any other investor or the ASC.
We believe that the ownership and operations of our surgical centers will not satisfy this ASC Safe Harbor for investment interests in ASCs because, among other things, we or one of our subsidiaries will generally be an investor in and provide management services to each ambulatory surgery center. We cannot assure you that the OIG would view our activities favorably even though we strive to achieve compliance with the remaining elements of this safe harbor.
In addition, although we expect each physician-investor to utilize the ASC as an extension of his or her practice and ask each physician-investor to certify this practice, we cannot assure you that all physician-investors will derive at least one-third of their medical practice income from performing Medicare-covered ASC procedures, perform one-third of their procedures at the ASC or inform their referred patients of their investment interests. Interests in our ASC joint ventures are purchased at what we believe to be fair market value. Investors who purchase at a later time generally pay more for a given percentage interest than founding investors. The result is that while all investors are paid distributions in accordance with their ownership interests, for ASCs where there are later purchases, we cannot meet the safe harbor requirement that return on investment is directly proportional to the amount of capital investment. The OIG has on several occasions reviewed investments relating to ASCs, and in Advisory Opinion No. 07-05, raised concerns that (a) purchases of interests from physicians might yield gains on investment rather than capital infusion to the ASCs, (b) such purchases could be meant to reward or influence the selling physicians’ referrals to the ASC or the hospital, and (c) such returns might not be directly proportional to the amount of capital invested. Nonetheless, we believe our fair market value purchase requirements and distribution policies comply with the Anti-Kickback Statute.
In OIG Advisory Opinion No. 09-09 (July 29, 2009), the OIG concluded that an arrangement involving an ASC joint venture between a hospital and physicians involving the combination of their two ASCs into a single, larger ASC presented minimal risk of fraud or abuse, despite the fact that it did not fit within any applicable Anti-Kickback safe harbors. Additionally, the OIG stated that fair market value should be determined based only on the tangible assets of each ASC since the physician investors are referral sources for the ASC. The OIG stated that a cash flow-based valuation of the business contributed by the physician investors potentially would include the value of the physician investors’ referrals over the time that their ASC was in existence prior to the merger with the hospital’s ASC. The OIG went on to note that a valuation involving intangible assets would not necessarily result in a violation of the Anti-Kickback Statute, but would require a review of all the facts and circumstances. It is not clear whether the OIG is concerned about using a cash flow-based valuation in most healthcare transactions involving referral sources, or just transactions, similar to this one, where the parties’ contributions would be valued differently for contributing the same assets if only one party’s contribution is valued as a going concern based on cash flow. Also, the OIG appears to be focused on historical cash flow rather than a projected, discounted cash flow, which is a commonly used valuation methodology. What is clear is that for the first time, the OIG addressed valuation methodologies, which could lead to increased scrutiny of all transactions involving physicians.
Our hospital investments do not fit wholly within the safe harbor for investments in small entities because more than 40.0% of the investment interests are held by investors who are either in a position to refer to the hospital or who provide services to the hospital and more than 40.0% of the hospital’s gross revenue last year were derived from referrals generated by investors. However, we believe we comply with the remaining elements of the safe harbor.
In addition to the physician ownership in our surgical facilities, other financial relationships of ours with potential referral sources could potentially be scrutinized under the Anti-Kickback Statute. We have entered into management agreements to manage the majority of our surgical facilities. Most of these agreements call for our subsidiary to be paid a percentage-based management fee. Although there is a safe harbor for personal services and management contracts (the “Personal Services and Management Safe Harbor”), the Personal Services and Management Safe Harbor requires, among other things, that the amount of the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fees are generally based on a percentage of revenue, our management agreements do not typically meet this requirement. We do, however, believe that our management arrangements satisfy the other requirements of the Personal Services and Management Safe Harbor for personal services and management contracts. The OIG has taken the position in several advisory opinions that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-Kickback Statute. We have implemented formal compliance programs designed to safeguard against overbilling and believe that our management agreements comply with the requirements of the Anti-Kickback Statute. However, we cannot assure you that the OIG would find our compliance programs to be adequate or that our management agreements would be found to comply with the Anti-Kickback Statute.
Certain of our ASCs have entered into arrangements for professional services, including arrangements for anesthesia services. In a Special Advisory Bulletin issued in April 2003, the OIG focused on “questionable” contractual arrangements where a health care provider in one line of business (the “Owner”) expands into a related health care business by contracting with an existing provider of a related item or service (the “Manager/Supplier”) to provide the new item or service to the Owner’s existing patient population, including federal health care program patients (so called “suspect Contractual Joint Ventures”). The Manager/Supplier not only manages the new line of business, but may also supply it with inventory, employees, space, billing, and other services. In other words, the Owner contracts out substantially the entire operation of the related line of business to the Manager/Supplier-otherwise a potential competitor-receiving in return the profits of the business as remuneration for its referrals. Through an Advisory Opinion, the OIG extended this suspect contractual joint venture analysis to arrangements between anesthesiologists and physician owners of ASCs. In Advisory Opinion 12-06, the OIG concluded that

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

certain proposed arrangements between anesthesia groups and physician-owned ASCs could result in prohibited remuneration under the federal Anti-Kickback Statute. We believe our arrangements for anesthesia services are distinguishable from those described in Advisory Opinion 12-06 (May 25, 2012) and are in compliance with the requirements of the federal Anti-Kickback Statute. However, we cannot assure you that regulatory authorities would agree with that position.
We also may guarantee a surgical facility’s third-party debt financing and certain lease obligations as part of our obligations under a management agreement. Physician investors are generally not required to enter into similar guarantees. The OIG might take the position that the failure of the physician investors to enter into similar guarantees represents a special benefit to the physician investors given to induce patient referrals and that such failure constitutes a violation of the Anti-Kickback Statute. We believe that the management fees (and in some cases guarantee fees) are adequate compensation to us for the credit risk associated with the guarantees and that the failure of the physician investors to enter into similar guarantees does not create a material risk of violating the Anti-Kickback Statute. However, the OIG has not issued any guidance in this regard.
The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought such an opinion regarding any of our arrangements. If it were determined that our activities, or those of our surgical facilities or hospitals, violate the Anti-Kickback Statute, we, our subsidiaries, our officers, our directors and each surgical facility and hospital investor could be subject, individually, to substantial monetary liability, prison sentences and/or exclusion from participation in any healthcare program funded in whole or in part by the U.S. government, including Medicare, Medicaid, TRICARE or state healthcare programs.
Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of our arrangements. Law enforcement authorities, including the OIG, the courts and Congress, are increasing their scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals or opportunities. Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.
Federal Physician Self-Referral Law
Congress has enacted the federal physician self-referral law, or Stark Law, that prohibits certain self-referrals for healthcare services. As currently enacted, the Stark Law prohibits a practitioner, including a physician, dentist or podiatrist, from referring patients to an entity with which the practitioner or a member of his or her immediate family has a “financial relationship” for the provision of certain “designated health services” that are paid for in whole or in part by Medicare or Medicaid unless an exception applies. The term “financial relationship” is broadly defined and includes most types of ownership and compensation relationships. The Stark Law also prohibits the entity from seeking payment from Medicare or Medicaid for services that are rendered through a prohibited referral. If an entity is paid for services provided through a prohibited referral, it may be required to refund the payments. Violations of the Stark Law may also result in the imposition of damages equal to three times the amount improperly claimed and civil monetary penalties of up to $15,000 per prohibited claim and $100,000 per prohibited circumvention scheme and exclusion from participation in the Medicare and Medicaid programs. For the purposes of the Stark Law, the term “designated health services” is defined to include:

•	clinical laboratory services;

•	physical therapy services;

•	occupational therapy services;

•	radiology services, including magnetic resonance imaging, computerized axial tomography scan and ultrasound services;

•	radiation therapy services and supplies;

•	durable medical equipment and supplies;

•	parenteral and enteral nutrients, equipment and supplies;

•	prosthetics, orthotics and prosthetic devices and supplies;

•	home health services;

•	outpatient prescription drugs; and

•	inpatient and outpatient hospital services.
The list of designated health services does not, however, include surgical services that are provided in an ASC. Furthermore, in final Stark Law regulations published by HHS on January 4, 2001, the term “designated health services” was specifically defined to not include services that are reimbursed by Medicare as part of a composite rate, such as services that are provided in an ASC. However, if designated health services are provided by an ASC and separately billed, referrals to the ASC by a physician-investor would be prohibited by the Stark Law. Because our facilities that are licensed as ASCs do not have independent laboratories and do not provide designated health services

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

apart from surgical services, we do not believe referrals to these facilities by physician-investors are prohibited. If legislation or regulations are implemented that prohibit physicians from referring patients to surgical facilities in which the physician has a beneficial interest, our business and financial results would be materially adversely affected.
Five of our facilities are licensed as hospitals as of September 30, 2015. The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation. Changes in the Affordable Care Act include:

•	a prohibition on hospitals from having any physician ownership unless the hospital already had physician ownership and a Medicare provider agreement in effect as of December 31, 2010;

•
a limitation on the percentage of total physician ownership or investment interests in the hospital or entity whose assets include the hospital to the percentage of physician ownership or investment as of March 23, 2010;

•	a prohibition from expanding the number of beds, operating rooms, and procedure rooms for which it is licensed after March 23, 2010, unless the hospital obtains an exception from the Secretary;

•	a requirement that return on investment be proportionate to the investment by each investor;

•	restrictions on preferential treatment of physician versus non-physician investors;

•
a requirement for written disclosures of physician ownership interests to the hospital’s patients and on the hospital’s website and in any advertising, along with annual reports to the government detailing such interests;

•	a prohibition on the hospital or other investors from providing financing to physician investors;

•	a requirement that any hospital that does not have 24/7 physician coverage inform patients of this fact and receive signed acknowledgments from the patients of the disclosure; and

•	a prohibition on “grandfathered” status for any physician owned hospital that converted from an ASC to a hospital on or after March 23, 2010.
The Affordable Care Act also requires that each hospital with physician ownership submit an annual report of ownership and/or investment interest. Our hospitals have submitted their first reports. CMS has delayed the collection of the second report and publication of the first annual report. We cannot predict whether other proposed amendments to the Whole Hospital Exception will be included in any future legislation or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals. Any such changes could have an adverse effect on our financial condition and results of operations.
In addition to the physician ownership in our surgical facilities, we have other financial relationships with potential referral sources that potentially could be scrutinized under the Stark Law. We have entered into personal service agreements, such as medical director agreements, with physicians at our hospitals. We believe that our agreements with referral sources satisfy the requirements of the personal service arrangements exception to the Stark Law and have implemented formal compliance programs designed to ensure continued compliance. However, we cannot assure you that the OIG or CMS would find our compliance programs to be adequate or that our agreements with referral sources would be found to comply with the Stark Law.
False and Other Improper Claims
The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs or other federal and state healthcare programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the anti-fraud provisions of HIPAA. While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the U.S. government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The U.S. government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care being provided was substandard.
Over the past several years, the U.S. government has investigated an increasing number of healthcare providers for potential violations of the federal False Claims Act. The federal False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. The Fraud Enforcement and Recovery Act of 2009 further expanded the scope of the False Claims Act by, among other things, creating liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The Affordable Care Act also created federal False Claims Act liability

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later. This requirement has led to an increasing use of the self-disclosure protocols that have been implemented by CMS, the OIG and other governmental agencies by the healthcare industry. The Affordable Care Act also provided that claims submitted in connection with patient referrals that result from violations of the Anti-Kickback Statute constitute false claims for the purposes of the federal False Claims Act, and some courts have held that a violation of the Stark Law can result in False Claims Act liability as well. Because our surgical facilities perform hundreds of similar procedures a year for which they are paid by Medicare and other government health care programs, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.
Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both whistleblower lawsuits and direct enforcement activity by the government have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs and other federal and state healthcare programs as a result of an investigation resulting from a whistleblower case. Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit or may otherwise be challenged or scrutinized by governmental authorities. Providers found liable for False Claims Act violations are subject to damages of up to three times the actual damage sustained by the government plus mandatory civil monetary penalties between $5,500 and $11,000 for each separate false claim. A determination that we have violated these laws could have a material adverse effect on us.
Other Fraud and Abuse Laws
The Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and the Balanced Budget Act of 1997, impose civil monetary penalties and exclusion from state and federal healthcare programs on providers who commit violations of fraud and abuse laws. HIPAA authorizes the Secretary of the Department of Health & Human Services (“Secretary”), and in some cases requires the Secretary, to exclude individuals and entities that the Secretary determines have “committed an act” in violation of applicable fraud and abuse laws or improperly filed claims in violation of such laws from participating in any federal healthcare program. HIPAA also expanded the Secretary’s authority to exclude a person involved in fraudulent activity from participating in a program providing health benefits, whether directly or indirectly, in whole or in part, by the U.S. government. Additionally, under HIPAA, individuals who hold a direct or indirect ownership or controlling interest in an entity that is found to violate these laws may also be excluded from Medicare and Medicaid and other federal and state healthcare programs if the individual knew or should have known, or acted with deliberate ignorance or reckless disregard of, the truth or falsity of the information of the activity leading to the conviction or exclusion of the entity, or where the individual is an officer or managing employee of such entity. This standard does not require that specific intent to defraud be proven by OIG. Under HIPAA it is also a crime to defraud any commercial healthcare benefit program.
Federal and State Privacy and Security Requirements
On January 16, 2009, CMS published its 10th Edition of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our surgical facilities and hospitals require much greater specificity. ICD-10 requires a significant investment in technology and training. As a result, we may experience delays in reimbursement while our surgical facilities and the payors from which we seek reimbursement make the transition to ICD-10. While HIPAA originally required implementation of ICD-10 to be achieved by October 1, 2013, CMS extended this deadline to October 1, 2015. We are not able to predict the overall financial impact of our ongoing transition to ICD-10.
We are subject to HIPAA, including The HITECH Act, which was enacted as part of The American Recovery and Reinvestment Act of 2009. The HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations. On January 25, 2013, HHS issued the HIPAA Omnibus Rule, which became effective on March 26, 2013. Prior to the HIPAA Omnibus Rule, the HITECH Act required us to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient. The HIPAA Omnibus Rule eliminated this harm threshold standard and instead we are now required to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information in all situations except those in which we can demonstrate that there is a low probability that the protected health information has been compromised. We now have the burden of demonstrating through a risk assessment that a breach of protected health information has not occurred. This new more objective standard may lead to an increased number of occurrences that require breach notifications. In addition, the HIPAA Omnibus Rule also modified the following aspects of the HIPAA privacy and security regulations:

•	makes our facilities’ business associates directly liable for compliance with certain of HIPAA’s requirements;

•	makes our facilities liable for violations by their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law;

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

•	adds limitations on the use and disclosure of health information for marketing and fund-raising purposes, and prohibits the sale of protected health information without individual authorization;

•
expands our patients’ rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full;

•	requires modifications to, and redistribution of, our facilities’ notice of privacy practices;

•	requires modifications to existing agreements with business associates;

•	adopts the additional HITECH Act provisions not previously adopted addressing enforcement of noncompliance with HIPAA due to willful neglect;

•	incorporates the increased and tiered civil money penalty structure provided by the HITECH Act; and

•	revises the HIPAA privacy rule to increase privacy protections for genetic information as required by the Genetic Information Nondiscrimination Act of 2008.
The HIPAA privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive administrative requirements on us. These standards require our compliance with rules governing the use and disclosure of this health information. They create rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf.
The HIPAA security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic protected health and related financial information. Although the security standards do not reference or advocate a specific technology, and covered healthcare providers, plans and clearinghouses have the flexibility to choose their own technical solutions, the security standards have required us to implement significant new systems, business procedures and training programs.
Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The HITECH Act strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations by introducing a tiered penalty system, with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. However, a single breach incident can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. Under the HITECH Act, HHS is required to conduct periodic compliance audits of covered entities and their business associates. The HITECH Act and the HIPAA Omnibus Rule also extend the application of certain provisions of the security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations.
The HITECH Act authorizes State Attorneys General to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations or the new data breach law that affects the privacy of their state residents. We expect vigorous enforcement of the HITECH Act’s requirements by HHS and State Attorneys General. Additionally, HHS conducted a pilot audit program that concluded December 2012 in the first phase of HHS’ implementation of the HITECH Act’s requirements of periodic audits of covered entities and business associates to ensure their compliance with the HIPAA privacy and security regulations. HHS has allocated increased funding towards HIPAA enforcement activity and such enforcement activity has seen a marked increase over recent years. We cannot predict whether our surgical facilities will be able to comply with the final rules and the financial impact to our surgical facilities in implementing the requirements under the final rules when they take effect, or whether our hospitals will be selected for an audit, or the results of such an audit.
Our facilities also remain subject to any state laws that relate to privacy or the reporting of data breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the HITECH Act. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain personal information, such as social security numbers, dates of birth and credit card information.
Adoption of Electronic Health Records
The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning in 2011 and extending through 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and Stage 2 took effect for hospitals beginning in fiscal year 2014. On October 16, 2015, CMS published a final rule that consolidated Stage 1 and Stage 2 into a “Modified Stage 2” effective as of 2015 and set out requirements for Stage 3, which is set to take full effect in 2018. In connection with the acquisition of Symbion, we acquired six surgical facilities that are licensed as hospitals, five of which we own as of September 30, 2015. These hospitals began the implementation of EHR initiatives in 2012. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

result in significant costs. We recorded expense for returned payments of $57,000 and $107,000 which was recognized during the three and nine months ended September 30, 2015, respectively. We incurred negligible costs for hardware, software and implementation expenses during the same three and nine month periods. We do not currently know the extent of additional costs that will be associated with implementation of additional systems or the amount of future incentives that we will receive.
HIPAA Administrative Simplification Requirements
The HIPAA transaction regulations were issued to encourage electronic commerce in the healthcare industry. These regulations include standards that healthcare providers must follow when electronically transmitting certain healthcare transactions, such as healthcare claims.
Emergency Medical Treatment and Active Labor Act
Our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions or transfer exists regardless of a patient’s ability to pay for treatment. Off-campus facilities such as surgery centers that lack emergency departments or otherwise do not treat emergency medical conditions generally are not subject to EMTALA. They must, however, have policies in place that explain how the location should proceed in an emergency situation, such as transferring the patient to the closest hospital with an emergency department. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay, including civil monetary penalties and exclusion from participation in the government health care programs. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. CMS has actively enforced EMTALA and has indicated that it will continue to do so in the future. Although we believe that our hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and, if so, whether our hospitals will comply with any new requirements.
State Regulation
Many of the states in which our surgical facilities operate have adopted statutes and/or regulations that prohibit the payment of kickbacks or any type of remuneration in exchange for patient referrals and that prohibit healthcare providers from, in certain circumstances, referring a patient to a healthcare facility in which the provider has an ownership or investment interest. While these statutes generally mirror the federal Anti-Kickback Statute and Stark Law, they vary widely in their scope and application. Some are specifically limited to healthcare services that are paid for in whole or in part by the Medicaid program; others apply to all healthcare services regardless of payor; and others apply only to state-defined designated services, which may differ from the designated health services under the Stark Law. In addition, many states have adopted statutes that mirror the False Claims Act and that prohibit the filing of a false or fraudulent claim with a state governmental agency. We intend to comply with all applicable state healthcare laws, rules and regulations. However, these laws, rules and regulations have typically been the subject of limited judicial and regulatory interpretation. As a result, we cannot assure you that our surgical facilities will not be investigated or scrutinized by the governmental authorities empowered to do so or, if challenged, that their activities would be found to be lawful. A determination of non-compliance with the applicable state healthcare laws, rules, and regulations could subject our surgical facilities to civil and criminal penalties and could have a material adverse effect on our operations.
We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims. Many state insurance laws and regulations are broadly worded and could be implicated, for example, if our surgical facilities were to adjust an out-of-network co-payment or other patient responsibility amounts without fully disclosing the adjustment on the claim submitted to the payor. While some of our surgical facilities adjust the out-of-network costs of patient co-payment and deductible amounts to reflect in-network co-payment costs when providing services to patients whose health insurance is covered by a payor with which the surgical facilities are not contracted, our policy is to fully disclose adjustments in the claims submitted to the payors. We believe that our surgical facilities are in compliance with all applicable state insurance laws and regulations regarding the submission of claims. We cannot assure you, however, that none of our surgical facilities’ insurance claims will ever be challenged. If we were found to be in violation of a state’s insurance laws or regulations, we could be forced to discontinue the violative practice, which could have an adverse effect on our financial position and results of operations, and we could be subject to fines and criminal penalties.
Fee Splitting; Corporate Practice of Medicine
The laws of many states prohibit physicians from splitting fees with non-physicians (i.e., sharing in a percentage of professional fees), prohibit non-physician entities (such as us) from practicing medicine and exercising control over or employing physicians and prohibit referrals to facilities in which physicians have a financial interest. The existence, interpretation and enforcement of these laws vary significantly from state to state. In light of these restrictions, in certain states we facilitate the provision of physician services by maintaining long-term management services agreements through our subsidiaries with affiliated professional contractors, which employ or contract with physicians and other healthcare professionals to provide physician professional services. Under these arrangements, our subsidiaries perform only non-medical administrative services, do not represent that they offer medical services and do not exercise

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2015

influence or control over the practice of medicine by the physicians employed by the affiliated professional contractors. Although we believe that the fees we receive from affiliated professional contractors have been structured in a manner that is compliant with applicable fee-splitting laws, it is possible that a government regulator could interpret such fee arrangements to be in violation of certain fee-splitting laws. Future interpretations of, or changes in, these laws might require structural and organizational modifications of our existing relationships, and we cannot assure you that we would be able to appropriately modify such relationships. In addition, statutes in some states could restrict our expansion into those states.
Clinical Laboratory Regulation
Our clinical laboratories are subject to federal oversight under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) which extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA requires that all clinical laboratories meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the Food and Drug Administration to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. Our operations also subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from or more stringent than those under federal law, and a number of states have implemented their own laboratory regulatory requirements. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records. We believe that we are in material compliance with all applicable laboratory requirements, but no assurances can be given that our laboratories will pass all future licensure or certification inspections.
Regulatory Compliance Program
It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to enhance a company-wide compliance program that focuses on all areas of regulatory compliance including billing, reimbursement, cost reporting practices and contractual arrangements with referral sources.
This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, every employee and certain contractors involved in patient care, and coding and billing, receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our facilities, our compliance hotline or directly to our corporate compliance office. We believe our compliance program is consistent with standard industry practices. However, we cannot provide any assurances that our compliance program will detect all violations of law or protect against qui tam suits or government enforcement actions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2015.
Item 4. Controls and Procedures
We are not currently required to comply with SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, at such time as Section 302 of the Sarbanes-Oxley Act is applicable to us, we will be required to evaluate our internal controls over financial reporting
Limitations on the Effectiveness of Controls
Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.  For these reasons, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, that may not be covered by insurance. In the opinion of management, we are not currently a party to any proceedings that would have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in the final prospectus that we filed with the Securities and Exchange Commission on October 2, 2015 in connection with our IPO.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the past three years, Surgery Center Holdings, LLC, issued unregistered securities to its directors, officers and employees as set forth below.
Class B Units
In 2014, we issued 1,300,000 Class B units of Surgery Center Holdings, LLC to our directors, officers and employees at a grant date weighted average fair value of $2.89.
During 2015, 1,268,157 Class B units of Surgery Center Holdings, LLC were issued to certain of our directors, officers and employees, at a grant date weighted average fair value of $2.83.
All of these Class B units were issued in transactions exempt from registration under the Securities Act pursuant to Rule 701 of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated By-Laws.
10.1	Tax Receivable Agreement, dated as of September 30, 2015, among Surgery Partners, Inc., H.I.G. Surgery Centers, LLC and certain other Stockholders party thereto.
10.2	Registration Rights Agreement, dated as of September 30, 2015, among Surgery Partners, Inc. and certain other Stockholders party thereto.
10.3	Reorganization Agreement, dated as of September 30, 2015, among Surgery Partners, Inc., Surgery Center Holdings, LLC, H.I.G. Surgery Centers, LLC and certain other Members party thereto.
10.4 (a)	2015 Omnibus Incentive Plan (previously filed as Exhibit 4.3 to Surgery Partners, Inc.’s Registration Statement on Form S-8 filed October 6, 2015 and incorporated herein by reference).
10.5 (a)	Form of Option Award under the 2015 Omnibus Incentive Plan.
10.6 (a)	Form of Director Option Award under the 2015 Omnibus Incentive Plan.
10.7	Form of Restricted Stock Agreement under the 2015 Omnibus Incentive Plan.
10.8 (a)	Cash Incentive Plan.
10.9
First Lien Incremental Amendment to First Lien Credit Agreement, dated as of October 7, 2015, among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto (previously filed as Exhibit 10.1 to Surgery Partners, Inc.’s Current Report on Form 8-K filed October 9, 2015 and incorporated herein by reference).

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(a) Management Contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ Teresa F. Sparks Teresa F. Sparks Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 13, 2015

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated By-Laws.
10.1	Tax Receivable Agreement, dated as of September 30, 2015, among Surgery Partners, Inc., H.I.G. Surgery Centers, LLC and certain other Stockholders party thereto.
10.2	Registration Rights Agreement, dated as of September 30, 2015, among Surgery Partners, Inc. and certain other Stockholders party thereto.
10.3	Reorganization Agreement, dated as of September 30, 2015, among Surgery Partners, Inc., Surgery Center Holdings, LLC, H.I.G. Surgery Centers, LLC and certain other Members party thereto.
10.4 (a)	2015 Omnibus Incentive Plan (previously filed as Exhibit 4.3 to Surgery Partners, Inc.’s Registration Statement on Form S-8 filed October 6, 2015 and incorporated herein by reference).
10.5 (a)	Form of Option Award under the 2015 Omnibus Incentive Plan.
10.6 (a)	Form of Director Option Award under the 2015 Omnibus Incentive Plan.
10.7	Form of Restricted Stock Agreement under the 2015 Omnibus Incentive Plan.
10.8 (a)	Cash Incentive Plan.
10.9
First Lien Incremental Amendment to First Lien Credit Agreement, dated as of October 7, 2015, among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto (previously filed as Exhibit 10.1 to Surgery Partners, Inc.’s Current Report on Form 8-K filed October 9, 2015 and incorporated herein by reference).

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(a) Management Contract or Compensatory Plan or Arrangement.