Form 10-Q
period 2016-03-31
Surgery Partners, Inc.
filed 2016-05-06
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of May 6, 2016, there were 48,497,665 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$135,047	$57,933
Accounts receivable, less allowance for doubtful accounts of $17,585 and $18,322, respectively	185,885	177,757
Inventories	26,552	25,591
Prepaid expenses and other current assets	32,346	34,620
Acquisition escrow deposit	13,984	13,984
Indemnification receivable due from seller	1,072	1,072
Total current assets	394,886	310,957
Property and equipment, net	191,653	184,550
Intangible assets, net	51,166	53,568
Goodwill	1,417,991	1,407,927
Investments in and advances to affiliates	34,475	34,103
Restricted invested assets	315	316
Long-term deferred tax assets	91,813	94,105
Long-term acquisition escrow deposit	8,793	8,408
Other long-term assets	11,248	10,509
Total assets	$2,202,340	$2,104,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,557	$45,341
Accrued payroll and benefits	26,361	26,307
Acquisition escrow liability	13,984	13,984
Other current liabilities	70,710	68,410
Current maturities of long-term debt	27,169	27,247
Total current liabilities	183,781	181,289
Long-term debt, less current maturities	1,328,739	1,228,112
Long-term tax receivable agreement liability	119,655	119,655
Long-term acquisition escrow liability	8,793	8,408
Other long-term liabilities	86,110	85,613

Non-controlling interests—redeemable	183,028	183,439

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 48,492,772 shares issued and outstanding at March 31, 2016; 48,156,990 shares issued and outstanding at December 31, 2015	485	482
Additional paid-in capital	317,622	316,294
Retained deficit	(327,994)	(320,804)
Total Surgery Partners, Inc. stockholders' deficit	(9,887)	(4,028)
Non-controlling interests—non-redeemable	302,121	301,955
Total stockholders' equity	292,234	297,927
Total liabilities and stockholders' equity	$2,202,340	$2,104,443
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2016	2015

Revenues	$267,074	$224,143
Operating expenses:
Salaries and benefits	86,886	60,151
Supplies	63,662	57,086
Professional and medical fees	19,654	14,740
Lease expense	12,434	10,960
Other operating expenses	14,067	12,836
Cost of revenues	196,703	155,773
General and administrative expenses	12,197	11,862
Depreciation and amortization	9,568	8,462
Provision for doubtful accounts	3,873	5,186
Income from equity investments	(758)	(707)
(Gain) loss on disposal or impairment of long-lived assets, net	(206)	223
Loss on debt refinancing	8,281	—
Merger transaction and integration costs	3,172	5,006
Electronic health records incentive income	(93)	—
Other expense (income)	57	(13)
Total operating expenses	232,794	185,792
Operating income	34,280	38,351
Interest expense, net	(22,153)	(25,756)
Income before income taxes	12,127	12,595
Income tax expense	1,770	2,107
Net income	10,357	10,488
Less: Net income attributable to non-controlling interests	(17,547)	(17,250)
Net loss attributable to Surgery Partners, Inc.	$(7,190)	$(6,762)

Net loss per share attributable to common stockholders
Basic	$(0.15)	$(0.21)
Diluted (1)	$(0.15)	$(0.21)
Weighted average common shares outstanding(2)
Basic	48,017,226	32,054,089
Diluted (1)	48,017,226	32,054,089
(1) The impact of potentially dilutive securities for the three months ended March 31, 2016 and 2015 was not considered because the effect would be anti-dilutive in each of those periods.
(2) Effect of the Reorganization, as defined in Note 1, has been retrospectively applied to the period ended March 31, 2015.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$10,357	$10,488
Other comprehensive income	—	—
Comprehensive income	$10,357	$10,488
Less: Comprehensive income attributable to non-controlling interests	(17,547)	(17,250)
Comprehensive loss attributable to Surgery Partners, Inc.	$(7,190)	$(6,762)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance as of December 31, 2015	48,156,990	$482	$316,294	$(320,804)	$301,955	$297,927
Net (loss) income	—	—	—	(7,190)	13,193	6,003
Issuance of restricted stock, net of forfeitures	335,782	3	(3)	—	—	—
Equity-based compensation	—	—	133	—	—	133
Acquisition and disposal of shares of non-controlling interests, net	—	—	1,198	—	244	1,442
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(13,271)	(13,271)
Balance as of March 31, 2016	48,492,772	$485	$317,622	$(327,994)	$302,121	$292,234

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$10,357	$10,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,568	8,462
Amortization of debt issuance costs and discounts	1,417	1,620
Amortization of unfavorable lease liability	(108)	(108)
Equity-based compensation	133	426
(Gain) loss on disposal or impairment of long-lived assets, net	(206)	223
Loss on debt refinancing	8,281	—
Deferred income taxes	1,485	1,717
Provision for doubtful accounts	3,873	5,186
Income from equity investments, net of distributions received	(372)	257
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(12,546)	(12,400)
Other operating assets and liabilities	3,362	(6,357)
Net cash provided by operating activities	25,244	9,514

Cash flows from investing activities:
Purchases of property and equipment, net	(11,804)	(5,461)
Payments for acquisitions, net of cash acquired	(7,049)	(8,102)
Proceeds from divestitures	—	8,367
Net cash used in investing activities	(18,853)	(5,196)

Cash flows from financing activities:
Principal payments on long-term debt	(396,146)	(8,457)
Borrowings of long-term debt	501,268	4,124
Payments of debt issuance costs	(11,909)	—
Penalty on prepayment of debt	(4,900)	—
Distributions to non-controlling interest holders	(17,513)	(16,059)
Receipts (payments) related to ownership transactions with consolidated affiliates	94	(2,292)
Financing lease obligation	(171)	(110)
Net cash provided by (used in) financing activities	70,723	(22,794)
Net increase (decrease) in cash and cash equivalents	77,114	(18,476)
Cash and cash equivalents at beginning of period	57,933	74,920
Cash and cash equivalents at end of period	$135,047	$56,444
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

1. Organization
Surgery Partners, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), was formed April 2, 2015, as a holding company for the purpose of facilitating an initial public offering (the “IPO”) of shares of common stock. Prior to September 30, 2015, the Company conducted business through Surgery Center Holdings, Inc. and its subsidiaries. Surgery Center Holdings, LLC was and is the sole indirect owner of the equity interests of Surgery Center Holdings, Inc. and has no other material assets. On October 1, 2015, the Company completed its IPO of 14,285,000 shares of common stock at an offering price of $19.00 per share.
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
As of March 31, 2016, the Company owned and operated a national network of surgical facilities and ancillary services in 29 states.  The surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, otolaryngology ("ENT"), gastroenterology ("GI"), general surgery, ophthalmology, orthopedics, cardiology and pain management. The Company's surgical hospitals provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services.
As of March 31, 2016, the Company owned or operated a portfolio of 101 surgical facilities, comprised of 96 ASCs and five surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 71 of the surgical facilities and consolidated 90 of these facilities for financial reporting purposes. In addition, the Company owned or operated a network of 48 physician practices.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the condensed consolidated financial statements within the equity section but separate from the Company's equity. However, in instances in which certain redemption features that are not solely within the control of the Company are present, classification of non-controlling interests outside of permanent equity is required. Consolidated net income attributable to the Company and to the non-controlling interests are identified and presented on the condensed consolidated statements of operations; changes in ownership interests in which the Company retains a controlling interest are accounted for as equity transactions. Certain transactions with non-controlling interests are classified within financing activities in the condensed consolidated statements of cash flows.
The condensed consolidated financial statements of the Company include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities. Similar to its investments

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

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
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Balance at December 31, 2015	$183,439
Net income attributable to non-controlling interests—redeemable	4,354
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(523)
Distributions to non-controlling interest —redeemable holders	(4,242)
Balance at March 31, 2016	$183,028
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification Topic ("ASC") 810, Consolidation. As of March 31, 2016 and December 31, 2015, the variable interest entities include five surgical facilities, three anesthesia practices and one physician practice. The Company has the power to direct the activities that most significantly impact the variable interest entity's economic performance. Additionally, the Company would absorb the majority of the expected losses of these entities should they occur. As of March 31, 2016 and December 31, 2015, the condensed consolidated balance sheets of the Company included total assets of $97.2 million and $104.2 million, respectively, and total liabilities of $13.2 million and $13.2 million, respectively, related to the Company's variable interest entities.
Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates in the condensed consolidated balance sheets was $34.5 million and $34.1 million as of March 31, 2016 and December 31, 2015, respectively.
Reclassifications
Certain reclassifications have been made to the comparative periods' financial statements to conform to the three months ended March 31, 2016 presentation.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

2014 First Lien Credit Agreement, net of debt issuance and discount	$913,162	$839,701	$901,181	$828,816
2014 Second Lien Credit Agreement, net of debt issuance and discount	$—	$237,532	$—	$225,382
Senior Unsecured Notes, net of debt issuance and discount	$386,601	$—	$386,117	$—
The fair values of the 2014 First Lien Credit Agreement, 2014 Second Lien Credit Agreement and Senior Unsecured Notes, as defined in Note 5 on Long-Term Debt, were based on a Level 2 computation using quoted prices for identical liabilities in inactive markets at March 31, 2016 and December 31, 2015, as applicable. The carrying amounts related to the Company's other long-term debt obligations approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of both March 31, 2016 and December 31, 2015, the fair value of the assets in the SERP were $1.6 million and were included in other long-term assets in the condensed consolidated balance sheets. The Company had a liability related to the SERP of $1.6 million as of each of March 31, 2016 and December 31, 2015, which was included in other long-term liabilities in the condensed consolidated balance sheets.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended March 31,
	2016	2015
Patient service revenues:
Surgical facilities revenues	91.3%	92.1%
Ancillary services revenues	6.6%	5.6%
	97.9%	97.7%
Other service revenues:
Optical services revenues	1.4%	1.7%
Other	0.7%	0.6%
	2.1%	2.3%
Total revenues	100.0%	100.0%
Patient service revenues. The fee charged for healthcare procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  However, in several surgical facilities, the Company charges for anesthesia services. Ancillary service revenues include fees for patient visits to the Company's physician practices, pharmacy services and diagnostic tests ordered by physicians. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts from third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change. During the three months ended March 31, 2016, the Company recognized an increase to patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $940,000.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$132,215	50.5%	$122,481	55.9%
Government	105,803	40.5%	79,433	36.2%
Self-pay	3,713	1.4%	5,104	2.3%
Other	19,829	7.6%	12,133	5.6%
Total patient service revenues	$261,560	100.0%	$219,151	100.0%
Other service revenues:
Optical service revenues	$3,624		$3,740
Other revenues	1,890		1,252
Total net revenues	$267,074		$224,143
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
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of March 31, 2016 and December 31, 2015, the Company had third-party Medicaid settlements of $5.1 million and $5.2 million, respectively, in other current liabilities in the condensed consolidated balance sheets.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $8.6 million and $8.4 million at March 31, 2016 and December 31, 2015, respectively.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	March 31, 2016	December 31, 2015

Prepaid expenses	$10,920	$7,409
Receivables - optical product purchasing organization	8,636	8,434
Acquisition escrow receivable	—	8,000
Other current assets	12,790	10,777
Total	$32,346	$34,620
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
A summary of property and equipment follows (in thousands):

	March 31, 2016	December 31, 2015

Land	$8,082	$6,790
Buildings and improvements	106,045	104,971
Furniture and equipment	16,125	14,520
Computer and software	26,301	24,597
Medical equipment	106,166	96,291
Construction in progress	4,034	7,619
Property and equipment, at cost	266,753	254,788
Less: Accumulated depreciation	(75,100)	(70,238)
Property and equipment, net	$191,653	$184,550
The Company also leases certain facilities and equipment under capital leases. Assets held under capital leases are stated at the present value of minimum lease payments at the inception of the related lease. Such assets are depreciated on a straight-line basis over the lesser of the lease term or the remaining useful life of the leased asset. The carrying values of assets under capital lease were $13.3 million and $12.3 million as of March 31, 2016 and December 31, 2015, respectively, net of accumulated depreciation of $10.6 million and $10.5 million, respectively.
Intangible Assets
The Company has indefinite-lived intangible assets related to the certificates of need held in jurisdictions where certain of its surgical facilities are located. The Company also has finite-lived intangible assets related to physician guarantee agreements, non-compete agreements, management agreements and customer relationships. Physician income guarantees are amortized into salaries and benefits costs in the condensed consolidated statements of operations over the commitment period of the contract, generally three to four years. Non-compete agreements and management rights agreements are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the service lives of the agreements, ranging from two to 20 years for non-compete agreements and 15 years for the management rights agreements. Customer relationships are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the estimated lives of the relationships, ranging from three to ten years.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

A summary of the activity related to intangible assets for the three months ended March 31, 2016 follows (in thousands):

	Physician Income Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Customer Relationships	Other	Total Intangible Assets

Balance at December 31, 2015	$1,212	$23,026	$18,571	$3,711	$4,936	$2,112	$53,568
Additions	—	—	—	—	—	—	—
Recruitment expense	(79)	—	—	—	—	—	(79)
Amortization	—	(438)	(1,461)	—	(306)	(118)	(2,323)
Balance at March 31, 2016	$1,133	$22,588	$17,110	$3,711	$4,630	$1,994	$51,166
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries.
A summary of activity related to goodwill for the three months ended March 31, 2016 follows (in thousands):

Balance at December 31, 2015	$1,407,927
Acquisitions	9,164
Divestitures	—
Purchase price adjustments	900
Balance at March 31, 2016	$1,417,991
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
Restricted Invested Assets
Restricted invested assets of $315,000 and $316,000 at March 31, 2016 and December 31, 2015, respectively, were related to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility. In accordance with the provisions of the lease agreement, the Company has a deposit with the landlord that shall be held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	March 31, 2016	December 31, 2015
Notes receivable	$199	$212
Deposits	2,526	2,475
Assets of SERP	1,638	1,606
Debt issuance costs	1,843	2,005
Other	5,042	4,211
Total	$11,248	$10,509

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	March 31, 2016	December 31, 2015
Interest payable	$3,717	$5,410
Current taxes payable	2,511	1,977
Insurance liabilities	5,883	5,476
Third-party settlements	5,092	5,222
Acquisition consideration payable	16,768	16,768
Amounts due to patients and payors	13,634	11,424
Other accrued expenses	23,105	22,133
Total	$70,710	$68,410
The acquisition consideration payable is related to the acquisition of Symbion Holdings Corporation ("Symbion") and was funded to an escrow account on May 3, 2016.
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	March 31, 2016	December 31, 2015
Facility lease obligations	$53,641	$53,927
Medical malpractice liability	6,339	6,339
Liability of SERP	1,638	1,608
Contingent consideration obligation	14,330	14,049
Unfavorable lease liability	1,915	1,996
Other long-term liabilities	8,247	7,694
Total	$86,110	$85,613
The Company has facility lease obligations in connection with the surgical hospital located in Idaho Falls, Idaho and with a radiation oncology building at this facility. The obligation is payable to the lessor of this facility for the land, building and improvements. The current portion of the lease obligation was $867,000 and $797,000 at March 31, 2016 and December 31, 2015, respectively, and was included in other current liabilities in the condensed consolidated balance sheets. The total of the facility lease obligations related to the surgical hospital and radiation oncology building in Idaho Falls, Idaho was $50.6 million and $50.8 million at March 31, 2016 and December 31, 2015, respectively.
In addition, the Company has a facility lease obligation with a surgical facility in Ocala, Florida. The obligation is payable to the lessor of this facility for the building. The current portion of the lease obligation was $172,000 and $169,000 at March 31, 2016 and December 31, 2015, respectively, and was included in other current liabilities in the condensed consolidated balance sheets. The total of the facility lease obligations related to the surgical facility in Ocala, Florida was $4.1 million at March 31, 2016 and December 31, 2015.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

shares of the Company’s common stock as its underlying shares began trading publicly during the fourth quarter of 2015. The Company applies the Black-Scholes-Merton method of valuation in determining share-based compensation expense for option awards.
The Company’s policy is to recognize compensation expense using the straight line method over the relevant vesting period for units that vest based on time. Prior to the Reorganization, employees held membership units in Surgery Center Holdings, LLC, and the associated expense was referred to as unit-based compensation. In connection with the Reorganization, the Company’s board of directors and stockholders adopted the Surgery Partners, Inc. 2015 Omnibus Incentive Plan from which the Company’s future equity-based awards will be granted. Following the Reorganization, such expense is referred to as equity-based compensation.
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
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of March 31, 2016 and December 31, 2015 are $9.7 million and $9.5 million, respectively. The balance includes expected insurance recoveries of $6.5 million and $6.3 million as of March 31, 2016 and December 31, 2015, respectively.
Electronic Health Record Incentives
The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement and achieve meaningful use of certified Electronic Health Records ("EHR") technology. Several of the Company's surgical hospitals have implemented plans to comply with the EHR meaningful use requirements of the Health Information Technology for Economic and Clinical Health Act ("HITECH") in time to qualify for the maximum available incentive payments.
Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions, along with costs associated with the hardware and software components of the project. The Company currently estimates that total costs incurred to comply will be recovered through the total EHR incentive payments over the projected life cycle of this initiative. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. The Company expects to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements. The Company recorded electronic health records incentives income of $93,000 during the three months ended March 31, 2016. No electronic health records incentives were recorded during the three months ended March 31, 2015.
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
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2011.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. in the future. The Company estimates the total amounts payable to be approximately $119.9 million, if the tax benefits of related deferred tax assets are ultimately realized. The amounts payable were recognized during 2015 in conjunction with the release of the Company's valuation allowance recorded against the deferred tax assets.
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
In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis,” which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The provisions of ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial position, results of operations, cash flows and financial disclosures.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs," which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be applied retrospectively. The Company adopted this ASU on January 1, 2016 retrospectively for all periods presented. As a result of the adoption of this ASU, the Company reclassified approximately $2.2 million at December 31, 2015, respectively, from deferred loan costs to long-term debt. The adoption of this ASU did not have a material impact on the Company's condensed consolidated results of operations, cash flows and financial disclosures.
In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which clarifies the Securities and Exchange Commission (“SEC”) staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” The Company adopted this ASU on January 1, 2016 retrospectively for all periods presented. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial position, results of operations, cash flows and financial disclosures.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” which eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination. Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years. The Company adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial position, results of operations, cash flows and financial disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this new guidance may have on the condensed consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-07, “Investments- Equity Method and Joint Ventures,” which allows investments that now meet equity method treatment that were previously accounted for under a different method to apply the equity method prospectively from the date the investment qualifies for equity method treatment. ASU 2016-07 is effective prospectively for fiscal years beginning after December

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

15, 2016, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance may have on the condensed consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments including the income tax consequences, classification of certain awards and treatment of forfeitures. ASU 2016-09 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company early adopted this ASU during the first quarter of 2016. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial position, results of operation, cash flows and financial disclosures.
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
2016 Transactions
Surgical Facility Acquisitions
During the three months ended March 31, 2016, the Company acquired a controlling interest in one surgical facility located in an existing market for a purchase price of $4.0 million. The Company merged the operations of this surgical facility into an existing surgical facility in the same market which the Company consolidates for financial reporting purposes. The acquisition was funded through cash from operations.
Ancillary Services
During the three months ended March 31, 2016, through its recruiting efforts and capital-efficient acquisitions, the Company completed two in-market physician practice transactions through an aggregate investment of $3.7 million. These transactions added a total of two physicians to the Company’s physician network and were funded with a combination of cash from operations and facility ownership.
4. Long-Term Debt
A summary of long-term debt follows (in thousands):

	March 31, 2016	December 31, 2015

2014 Revolver Loan	$—	$125,250
2014 First Lien Credit Agreement	939,125	861,300
2014 Second Lien Credit Agreement	—	246,500
Senior Unsecured Notes	400,000	—
Subordinated Notes	1,000	1,000
Notes payable and secured loans	42,669	40,615
Capital lease obligations	12,477	11,316
Less: unamortized debt issuance costs and discount	(39,363)	(30,622)
Total debt	1,355,908	1,255,359
Less: Current maturities	27,169	27,247
Total long-term debt	$1,328,739	$1,228,112
2014 Revolver Loan
The 2014 Revolver Loan (“Revolver”), entered into on November 3, 2014, is a revolving credit facility used for working capital, acquisitions and development activities and general corporate purposes and matures on November 3, 2019. On October 7, 2015, the Company entered into an amendment to the 2014 First Lien Credit Agreement to increase certain lenders’ commitments under the Revolver from $80.0 million to an aggregate principal amount at any time outstanding not to exceed $150.0 million.
The Company has the option of classifying borrowings under the Revolver as either Alternate Base Rate ("ABR") loans or Eurodollar ("ED") loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the adjusted LIBO Rate for a Eurodollar Borrowing with a one-month

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

interest period plus 1.00%. In addition to the base rate, the Company is required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period. In addition to the base rate, the Company is required to pay a 4.25% margin for ED loans. The Company must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver. On March 31, 2016, the Company prepaid $126.5 million on the Revolver with proceeds from the issuance of the Senior Unsecured Notes described below. As of March 31, 2016, the Company availability on the Revolver was $146.8 million (including outstanding letters of credit of $3.2 million).
The 2014 First Lien Credit Agreement governs the Revolver and contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. It additionally includes the requirement that, if triggered, the Company maintain a net leverage ratio within a specified range. As of March 31, 2016, the Company was in compliance with the covenants contained in the 2014 First Lien Credit Agreement.
2014 First Lien Credit Agreement
The 2014 First Lien Credit Agreement (“2014 First Lien”), entered into on November 3, 2014, is a senior secured obligation of Surgery Center Holdings, Inc. and is guaranteed on a senior secured basis by certain subsidiaries of the Company. The 2014 First Lien matures on November 3, 2020. On March 24, 2016, Surgery Center Holdings, Inc. and certain subsidiaries of the Company entered into an amendment to the 2014 First Lien to obtain an incremental term loan in an aggregate principal amount of $80.0 million, which increased the total term loan obligation under the 2014 First Lien to $950.0 million. As of March 31, 2016, the Company plans to use the proceeds of the incremental term loan to fund certain proposed acquisitions and for other corporate purposes.
The Company has the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, the Company is required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, the Company is required to pay a 4.25% margin for ED loans. In 2015, the Company classified the 2014 First Lien as an ED loan with an interest rate of 5.25% (1.00% base rate plus a 4.25% margin). Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, the Company is required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of March 31, 2016.
In connection with the incremental loan of $80.0 million in March 2016, the Company recorded an additional $1.6 million and $3.5 million as original issue discount and amounts paid to lender for debt related issuance costs, respectively.
The 2014 First Lien Credit Agreement governs the 2014 First Lien and contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. As of March 31, 2016, the Company was in compliance with the covenants contained in the 2014 First Lien Credit Agreement. The 2014 First Lien is collateralized by substantially all of the assets of the Company.
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement (“2014 Second Lien”), entered into on November 3, 2014, was prepaid in full on March 31, 2016 as described below. The 2014 Second Lien was a senior secured obligation of Surgery Center Holdings, Inc. and was guaranteed on a senior secured basis by the Company and certain of its subsidiaries. On March 31, 2016, the Company repaid the remaining principal of the 2014 Second Lien of $252.8 million with the proceeds of the issuance of the Senior Unsecured Notes, defined below, of which $1.3 million was accrued interest. In connection with the prepayment, the Company incurred a loss on the extinguishment of debt of $8.3 million which included the write-off of loan costs and the original issue discount and a prepayment penalty.
Senior Unsecured Notes
Effective March 31, 2016, one of the Company's subsidiaries, Surgery Center Holdings, Inc., issued $400.0 million in gross proceeds of senior unsecured notes due April 15, 2021 (the "Senior Unsecured Notes"). The Senior Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year. The Senior Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly owned restricted subsidiaries that guarantees the Revolver and the 2014 First Lien.
The Company may redeem up to 35% of the aggregate principal amount of the Senior Unsecured Notes, at any time before April 15, 2018, with the net cash proceeds of certain equity offerings at a redemption price equal to 108.875% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption, provided that at least 50% of the aggregate principal amount of the Senior Unsecured Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of any such qualified equity offering.
The Company may redeem the Senior Unsecured Notes, in whole or in part, at any time prior to April 15, 2018 at a price equal to 100.000% of the principal amount of the notes redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company may redeem the Senior Unsecured Notes, in whole or in part, at any time on or

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

after April 15, 2018, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

April 15, 2018 to April 14, 2019	106.656%
April 15, 2019 to April 14, 2020	104.438%
April 15, 2020 and thereafter	100.000%
If one of the Company's subsidiaries, Surgery Center Holdings, Inc., experiences a change in control under certain circumstances, it must offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
The Senior Unsecured Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
In connection with the offering of the Senior Unsecured Notes, the Company incurred debt issuance costs of $8.4 million.
Subordinated Notes
Effective April 11, 2013, the Company amended and reduced the size of its subordinated debt facility ("Subordinated Notes") to $1.0 million from $53.8 million. The Subordinated Notes, owed to H.I.G. Surgery Centers, LLC, mature on August 4, 2017. Effective January 1, 2014, the Subordinated Notes bear interest of 17.00% per annum.
Notes Payable and Secured Loans
Certain of the Company’s subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At March 31, 2016, the Company was in compliance with its covenants contained in the credit agreement. The Company and its subsidiaries had notes payable to financial institutions of $42.7 million and $40.6 million as of March 31, 2016 and December 31, 2015, respectively. The Company and its subsidiaries also provide a corporate guarantee of certain indebtedness of the Company’s subsidiaries.
Letters of Credit
As of March 31, 2016 and December 31, 2015, the Company had two outstanding letters of credit at its optical purchasing group of $500,000 and $730,000. The Company had two outstanding letters of credit issued to the landlords for two of its surgical facilities in Orlando, Florida in the amount of $100,000 and in Lubbock, Texas for $1.0 million. In addition, the Company had one outstanding letter of credit related to the Symbion, Inc. workers compensation self-insured plan for $835,000.
Capital Lease Obligations
The Company is liable to various vendors for several equipment leases classified as capital leases.  The carrying value of the leased assets was $13.3 million and $12.3 million as of March 31, 2016 and December 31, 2015, respectively.
5. Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with ASC 260, Earnings Per Share, based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands except share and per share amounts):

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(7,190)	$(6,762)

Denominator:
Weighted average shares outstanding- basic (1)	48,017,226	32,054,089
Effect of dilutive securities (2)	—	—
Weighted average shares outstanding- diluted	48,017,226	32,054,089

Earnings (loss) per share:
Basic	$(0.15)	$(0.21)
Diluted (2)	$(0.15)	$(0.21)

Dilutive securities outstanding not included in the computation of loss per share as their effect is antidilutive:
Stock options	8,488	—
Restricted shares	484,017	1,817,901
(1) Effect of the Reorganization has been retrospectively applied to three months ended March 31, 2015.
(2) The impact of potentially dilutive securities for the three months ended March 31, 2016 and 2015 was not considered because the effect would be anti-dilutive in each of those periods.

6. Related Party Transactions
On December 24, 2009, the Company and Bayside Capital, Inc. (or "Bayside"), an affiliate of H.I.G. Capital, LLC (or "H.I.G."), entered into a Management and Investment Advisory Services Agreement ("Management Agreement") pursuant to which the Company will receive certain management, consulting and financial advisory services. Effective November 3, 2014, the Management Agreement was amended pursuant to the Symbion acquisition and the management fee was increased to $3.0 million annually. Fees related to the Management Agreement for the three months ended March 31, 2015 are recognized as general and administrative expense in the accompanying condensed consolidated statements of operations. Bayside was paid a transaction fee pursuant to the Management Agreement of $5.4 million as a result of the IPO and the Management Agreement was terminated upon the completion of the IPO.
7. Commitments and Contingencies
Lease and Debt Guarantees of Non-Consolidated Facilities
As of March 31, 2016 and December 31, 2015, the Company had guaranteed approximately $123,000 and $539,000, respectively, of operating lease payments for a non-consolidated surgical facility. These operating leases typically have ten-year terms, with optional renewal periods.
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
THREE MONTHS ENDED MARCH 31, 2016
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
Contingent Consideration
Pursuant to a purchase agreement dated December 24, 2009 (“the Purchase Agreement”), the Company acquired controlling interests in 36 business entities in various Florida locations which operate freestanding ASCs and provided anesthesia and pain management services (“the 2009 Acquisition”). The Purchase Agreement provided for maximum potential contingent consideration of up to $10.0 million based on operating results subsequent to the acquisition for the period from January 1, 2010 to December 31, 2010. Pursuant to the Purchase Agreement, the contingent consideration is payable as principal under a Subordinated Promissory Note that bears interest at 8%, the form of which was delivered concurrent with the Purchase Agreement. The balance is still outstanding due to ongoing litigation as a result of the civil claim. The Company has made indemnification claims against the Seller exceeding the amount of the contingent consideration liability which the Company has a contractual right of offset against the contingent consideration. The fair value of the contingent consideration liability, including accrued interest, as of March 31, 2016 and December 31, 2015 was $14.3 million and $14.0 million, respectively.
Acquisition of Symbion
The Company completed the acquisition of Symbion effective November 3, 2014. At closing, the Company funded $16.2 million of the purchase price to an escrow account. During 2015, $2.1 million of the escrow account was distributed based on a working capital settlement reducing the total amount funded on the escrow account to $14.0 million as of March 31, 2016. On May 3, 2016 the Company paid $16.6 million to fully fund the required balance in the escrow account. The amounts funded were materially consistent with the amounts stated within the purchase agreement. Subsequent to this funding, the escrow balance was fully distributed to the prior owners of Symbion.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

8. Segment Reporting
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
During 2015, the Company made changes to its internal reports issued to and reviewed by the CODM. The primary effect of these changes was to remove the allocation of general and administrative expense and assets to the reportable operating segments. The Company has revised the segment disclosures below to present corporate overhead and corporate assets as a reconciling item back to the reported condensed consolidated financial information.
The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Surgical facility services	$245,670	$207,684
Ancillary services	17,780	12,719
Optical services	3,624	3,740
Total revenues	$267,074	$224,143

	Three Months Ended March 31,
	2016	2015
Operating Income:
Surgical facility services	$56,201	$52,253
Ancillary services	2,458	3,442
Optical services	506	610
Total	$59,165	$56,305

General and administrative	$(13,638)	$(12,725)
Gain (loss) on disposal or impairment of long-lived assets, net	206	(223)
Loss on debt extinguishment	(8,281)	—
Merger transaction and integration costs	(3,172)	(5,006)
Total operating income	$34,280	$38,351

	Three Months Ended March 31,
	2016	2015
Supplemental Information:
Depreciation and amortization:
Surgical facility services	$6,868	$6,820
Ancillary services	886	372
Optical services	373	407
Total	$8,127	$7,599

General and administrative	$1,441	$863
Total depreciation and amortization	$9,568	$8,462

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Surgical facility services	$1,770,226	$1,762,396
Ancillary services	120,631	118,198
Optical services	25,497	25,537
Total	1,916,354	1,906,131

General and administrative	$285,986	$198,312
Total assets	$2,202,340	$2,104,443

	Three Months Ended March 31,
	2016	2015
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$9,815	$3,112
Ancillary services	560	93
Optical services	77	38
Total	$10,452	$3,243

General and administrative	$1,352	$2,218
Total cash purchases of property and equipment, net	$11,804	$5,461
9. Subsequent Events
On April 6, 2016, the Company acquired an integrated physician practice, anesthesia company, laboratory and billing company and an 80% ownership in a surgical facility located in Jacksonville, Florida for a cash purchase price of $57.4 million and compensatory contingent future payments of $16.6 million. The Company used proceeds from the incremental borrowing to fund the purchase price. The acquisition added nine physicians to the Company's network. The pro forma impact of this acquisition is not considered material for disclosure.
On April 22, 2016, the Company acquired a physician practice in Sarasota, Florida for a cash purchase price of $3.6 million. The Company used cash from operations to fund the purchase price.
On May 3, 2016, the Company paid $16.6 million to fully fund the required balance in the escrow account. The amounts funded were materially consistent with the amounts stated within the purchase agreement. Subsequent to this funding, the escrow balance was fully distributed to the prior owners of Symbion.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and included in the Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements. Unless otherwise indicated or the context otherwise requires, references herein to the “Company”, “Surgery Partners”, “we”, “us” and “our” refer to, (i) Surgery Center Holdings, LLC and its consolidated subsidiaries, including Surgery Center Holdings, Inc., immediately prior to the Reorganization and (ii) Surgery Partners, Inc. and its consolidated subsidiaries, including Surgery Center Holdings, LLC and Surgery Center Holdings, Inc., immediately following the Reorganization. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Center Holdings, LLC and Surgery Partners, Inc., as applicable, and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, and the term “employees” refers to employees of affiliates of Surgery Partners.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict.  These factors include, without limitation: (i) reductions in payments from government healthcare programs and managed care organizations; (ii) inability to contract with private third-party payors; (iii) failure to fully integrate the operations of Surgery Partners and legacy Symbion; (iv) changes in our payor mix or surgical case mix; (v) failure to maintain relationships with our physicians; (vi) payor controls designed to reduce the number of surgical procedures; (vii) inability to integrate operations of acquired surgical facilities, attract new physician partners, or acquire additional surgical facilities; (viii) shortages or quality control issues with surgery-related products, equipment and medical supplies; (ix) competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; (x) inability to enforce non-compete restrictions against our physicians; (xi) material liabilities incurred as a result of acquiring surgical facilities; (xii) litigation or medical malpractice claims; (xiii) changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; (xiv) substantial payments we expect to be required to make under the tax receivable agreement; and (xv) other risks and uncertainties described in this report and set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016.
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
Executive Overview
As of May 6, 2016, we owned and operated a national network of surgical facilities and physician practices in 29 states. Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, otolaryngology ("ENT"), gastroenterology ("GI"), general surgery, ophthalmology, orthopedics, cardiology and pain management. Our surgical hospitals provide services, such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Our portfolio of outpatient surgical facilities is complemented by our suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. These ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services. As a result, we believe we are well positioned to benefit from rising consumerism and payors’ and patients’ focus on the delivery of high quality care and superior clinical outcomes in the lowest cost and care setting.
As of May 6, 2016, we owned or operated, primarily in partnership with physicians, a portfolio of 102 surgical facilities comprised of 97 ASCs and five surgical hospitals across 29 states. We owned a majority interest in 72 of the surgical facilities and consolidated 91 of these facilities for financial reporting purposes. In addition to surgical facilities, we owned or operated a network of 50 physician practices as of May 6, 2016. For the three months ended March 31, 2016, approximately 101,000 surgical procedures were performed in our surgical facilities, generating approximately $245.7 million in revenue.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the three months ended March 31, 2016, we completed one in-market surgical facility transaction that was merged with an existing surgical facility and two in-market physician practice transactions for an aggregate investment of $7.7 million adding a total of two physicians to our physician network.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Patient service revenues:
Surgical facilities revenues	91.3%	92.1%
Ancillary services revenues	6.6%	5.6%
	97.9%	97.7%
Other service revenues:
Optical services revenues	1.4%	1.7%
Other	0.7%	0.6%
	2.1%	2.3%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended March 31,
	2016	2015

Private insurance payors	50.5%	55.9%
Government payors	40.5%	36.2%
Self-pay payors	1.4%	2.3%
Other payors(1)	7.6%	5.6%
Total	100.0%	100.0%
(1) Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

	Three Months Ended March 31,
	2016	2015

Gastrointestinal	21.5%	22.4%
General surgery	2.5%	2.9%
Ophthalmology	29.7%	29.7%
Orthopedic and pain management	31.8%	30.3%
Other	14.5%	14.7%
Total	100.0%	100.0%
Case Growth
Same-facility Information
Same-facility revenue includes revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior year) along with the revenues from our ancillary services comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services that complement our surgical facilities in our existing markets.

	Three Months Ended March 31,
	2016	2015

Cases	$103,296	$92,574
Case growth	11.6%	N/A
Revenue per case	$2,514	$2,476
Revenue per case growth	1.5%	N/A
Number of facilities	93	N/A
Operating Income Margin
Our operating income margin for the three months ended March 31, 2016 decreased to 12.8% from 17.1% during the three months ended March 31, 2015. During the three months ended March 31, 2016, we recorded a loss on debt extinguishment of $8.3 million, $3.2 million of merger transaction and integration costs related to the acquisition of Symbion Holdings Corporation (“Symbion”) (the “Merger”) and a gain on disposal of long-lived assets of $206,000. Excluding the impact of these items, our operating income margin was 17.0% for the three months ended March 31, 2016.
During the three months ended March 31, 2015, we recorded $5.0 million of merger transaction and integration costs related to the Merger and a loss on disposal of long-lived assets of $223,000. Excluding the impact of these items, our operating income margin was 19.4% for the three months ended March 31, 2015. The decrease in the operating income margin period over period is primarily related to the effects of the laboratory rate reductions from CMS which comprised approximately 1.4% of the decline. The remaining decline is largely the result of our expansion of anesthesia services, a line of business that typically has lower first quarter margins due to higher fixed costs related to physician salary and benefits. As we continue to integrate ancillary services into our existing surgical facilities, we expect continued revenue enhancements and cost savings.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

Our financial information by reportable segment is prepared on an internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the performance of the operating segments. Our operating segments have been defined based on the separate financial information that is regularly produced and reviewed by our CODM, which is its Chief Executive Officer.
During 2015, we made changes to our internal reports issued to and reviewed by the CODM. The primary effect of these changes was to remove the allocation of general and administrative expense and assets to the reportable segments. We have revised the segment disclosures below to present corporate overhead and corporate assets as a reconciling item back to the reported condensed consolidated financial information.
The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Surgical facility services	$245,670	$207,684
Ancillary services	17,780	12,719
Optical services	3,624	3,740
Total revenues	$267,074	$224,143

	Three Months Ended March 31,
	2016	2015
Operating Income:
Surgical facility services	$56,201	$52,253
Ancillary services	2,458	3,442
Optical services	506	610
Total	$59,165	$56,305

General and administrative	$(13,638)	$(12,725)
Gain (loss) on disposal or impairment of long-lived assets, net	206	(223)
Loss on debt extinguishment	(8,281)	—
Merger transaction and integration costs	(3,172)	(5,006)
Total operating income	$34,280	$38,351

	Three Months Ended March 31,
	2016	2015
Supplemental Information:
Depreciation and amortization:
Surgical facility services	$6,868	$6,820
Ancillary services	886	372
Optical services	373	407
Total	$8,127	$7,599

General and administrative	$1,441	$863
Total depreciation and amortization	$9,568	$8,462

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

	March 31, 2016	December 31, 2015
Assets:
Surgical facility services	1,770,226	1,762,396
Ancillary services	120,631	118,198
Optical services	25,497	25,537
Total	1,916,354	1,906,131

General and administrative	285,986	198,312
Total assets	2,202,340	2,104,443

	Three Months Ended March 31,
	2016	2015
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$9,815	$3,112
Ancillary services	560	93
Optical services	77	38
Total	$10,452	$3,243

General and administrative	$1,352	$2,218
Total cash purchases of property and equipment, net	$11,804	$5,461
Critical Accounting Policies
Our significant accounting policies and practices are described in Note 2 of our condensed consolidated financial statements included previously in this report. In preparing our condensed consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"), our management must make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates. Our actual results could differ from those estimates. We believe that the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used. This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment regarding accounting policy.
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
We hold non-controlling interests in five surgical facilities, three anesthesia practices and one physician practice over which we exercise significant influence. Significant influence includes financial interests, duties, rights and responsibilities for the day-to-day management of the entity. We also consider the relevant sections of the Accounting Standard Codification ("ASC") 810, Consolidation, to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. As we were the primary beneficiary, we consolidated the above nine entities at March 31, 2016.
Revenue Recognition
Our patient service revenues are derived from surgical procedures performed at our ASCs, patient visits to physician practices, anesthesia services provided to patients, pharmacy services and diagnostic screens ordered by our physicians. The fees for such services are

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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
We estimate our allowances for doubtful accounts using similar information and analysis. While we believe that our allowances for contractual adjustments and doubtful accounts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations. Because in most cases we have the ability to verify a patient’s insurance coverage before services are rendered, and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal. Our net accounts receivable reflected allowances for doubtful accounts of $17.6 million and $18.3 million at March 31, 2016 and December 31, 2015, respectively.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 63 days for the three months ended March 31, 2016 and 60 days for the year ended December 31, 2015.
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
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay payors as a percentage of total revenues were approximately 1.4% and 2.3% for the three months ended March 31, 2016 and 2015, respectively.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.
As of March 31, 2016, we maintained a valuation allowance against certain state NOLs and capital losses for which we believe it is more likely than not that they will not be realized. On a quarterly basis, we continue to monitor results. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
As of March 31, 2016, we recorded income tax expense at a rate of approximately 14.6% of income before income taxes.  As a percentage of income before income taxes, we expect the tax rate to remain relatively constant throughout the year.  As a percentage of net income after income attributable to noncontrolling interests, we expect the tax rate for the year to be between 41% and 42%.  Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to noncontrolling interests will vary based upon the relative net income from period to period.
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
The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. in the future. We estimate the total amounts payable under the TRA to be approximately $119.9 million, if the tax benefits of related deferred tax assets are ultimately realized. The amounts payable were recognized during 2015 in conjunction with the release of our valuation allowance recorded against the deferred tax assets.
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
Off-Balance Sheet Arrangements
We guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest. In most instances of these guarantees, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing. At March 31, 2016, we did not guarantee any debt of our non-consolidated surgical facilities.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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
Our policy is to recognize compensation expense using the straight line method over the relevant vesting period for units that vest based on time. Our equity-based compensation expense can vary in the future depending on many factors, including levels of forfeitures and whether performance targets are met and whether a liquidity event occurs. Prior to the Reorganization, employees held membership units in Surgery Center Holdings, LLC, and the associated expense was referred to as unit-based compensation. In connection with the Reorganization, our board of directors and stockholders adopted the Surgery Partners, Inc. 2015 Omnibus Incentive Plan from which our future equity-based awards will be granted. Following the Reorganization, such expense is referred to as equity-based compensation.
Results of Operations
The following tables summarize certain results from the statements of operations for the three months ended March 31, 2016 and 2015. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$267,074	100.0%	$224,143	100.0%
Operating expenses:
Cost of revenues	196,703	73.7%	155,773	69.5%
General and administrative expenses	12,197	4.6%	11,862	5.3%
Depreciation and amortization	9,568	3.6%	8,462	3.8%
Provision for doubtful accounts	3,873	1.5%	5,186	2.3%
Income from equity investments	(758)	(0.3)%	(707)	(0.3)%
(Gain) loss on disposal or impairment of long-lived assets, net	(206)	(0.1)%	223	0.1%
Loss on debt refinancing	8,281	3.1%	—	—%
Merger transaction and integration costs	3,172	1.2%	5,006	2.2%
Electronic health records incentive income	(93)	—%	—	—%
Other expense (income)	57	—%	(13)	—%
Total operating expenses	232,794	87.2%	185,792	82.9%
Operating income	34,280	12.8%	38,351	17.1%
Interest expense, net	(22,153)	(8.3)%	(25,756)	(11.5)%
Income before income taxes	12,127	4.5%	12,595	5.6%
Income tax expense	1,770	0.7%	2,107	0.9%
Net income	10,357	3.9%	10,488	4.7%
Less: Net income attributable to non-controlling interests	(17,547)	(6.6)%	(17,250)	(7.7)%
Net loss attributable to Surgery Partners, Inc.	$(7,190)	(2.7)%	$(6,762)	(3.0)%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Overview. During the three months ended March 31, 2016, our revenues increased 19.2% to $267.1 million from $224.1 million for the three months ended March 31, 2015. We incurred a net loss attributable to Surgery Partners, Inc. for the 2016 period of $7.2 million, compared to $6.8 million for the 2015 period.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

Revenues. Revenues for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Dollar Variance	Percent Variance

Patient service revenues	$261,560	$219,151	$42,410	19.4%
Optical service revenues	3,624	3,740	(116)	(3.1)%
Other service revenues	1,890	1,252	637	—%
Total revenues	$267,074	$224,143	$42,931	19.2%
Patient service revenues increased 19.4% to $261.6 million for the three months ended March 31, 2016 compared to $219.2 million for the three months ended March 31, 2015. This increase in patient service revenues was primarily attributable to the integration of our 2015 acquisitions.
Cost of Revenues. Cost of revenues increased to $196.7 million for the three months ended March 31, 2016 compared to $155.8 million for the three months ended March 31, 2015 primarily due to the expansion of anesthesia services, a line of business that typically has higher fixed costs related to physician salary and benefits in the first quarter. As a percentage of revenues, cost of revenues were 73.7% for the 2016 period and 69.5% for the 2015 period.
General and Administrative Expenses. General and administrative expenses increased to $12.2 million for the three months ended March 31, 2016 compared to $11.9 million for the three months ended March 31, 2015. As a percentage of revenues, general and administrative expenses were 4.6% for the 2016 period compared to 5.3% for the 2015 period.
Depreciation and Amortization. Depreciation and amortization increased to $9.6 million for the three months ended March 31, 2016 compared to $8.5 million for the three months ended March 31, 2015. As a percentage of revenues, depreciation and amortization expenses were 3.6% for the 2016 period and 3.8% for the 2015 period.
Provision for Doubtful Accounts. The provision for doubtful accounts decreased to $3.9 million for the three months ended March 31, 2016 compared to $5.2 million for the three months ended March 31, 2015. As a percentage of revenues, the provision for doubtful accounts was 1.5% for the 2016 period and 2.3% for the 2015 period.
(Gain) Loss on Disposal or Impairment of Long-Lived Assets, Net. The net gain on disposal of long-lived assets was $206,000 for the three months ended March 31, 2016 compared to a net loss of $223,000 for the three months ended March 31, 2015.
Loss on Debt Refinancing. We incurred a loss on debt refinancing of $8.3 million for the three months ended March 31, 2016 in connection with the paydown of the 2014 Second Lien, defined herein, and the write-off of the related debt issuance costs and discount in addition to a prepayment penalty.
Merger Transaction and Integration Costs. We incurred $3.2 million of merger transaction and integration costs for the three months ended March 31, 2016 compared to $5.0 million for the three months ended March 31, 2015, related to the Merger.
Operating Income. Our operating income margin for the three months ended March 31, 2016 decreased to 12.8% from 17.1% during the three months ended March 31, 2015. During the three months ended March 31, 2016, we recorded a loss on debt extinguishment of $8.3 million, $3.2 million of merger transaction and integration costs related to the acquisition of Symbion (the “Merger”) and a gain on disposal of long-lived assets of $206,000. Excluding the impact of these items, our operating income margin was 17.0% for the three months ended March 31, 2016.
During the three months ended March 31, 2015, we recorded a $5.0 million of merger transaction and integration costs related to the Merger and a loss on disposal of long-lived assets of $223,000. Excluding the impact of these items, our operating income margin was 19.4% for the three months ended March 31, 2015. The decrease in the operating income margin period over period is primarily related to the effects of the laboratory rate reductions from CMS which comprised approximately 1.4% of the decline. The remaining decline is largely the result of our expansion of anesthesia services, a line of business that typically has lower first quarter margins due to higher fixed costs related to physician salary and benefits. As we continue to integrate ancillary services into our existing surgical facilities, we expect continued revenue enhancements and cost savings.
Interest Expense, Net. Interest expense, net, was $22.2 million for the three months ended March 31, 2016 compared to $25.8 million for the three months ended March 31, 2015. The decrease was primarily attributable to the paydown of the 2014 Second Lien Credit Agreement in the fourth quarter of 2015 in connection with our IPO.
Income Tax Expense.  The income tax expense was $1.8 million for the three months ended March 31, 2016 compared to $2.1 million for the three months ended March 31, 2015. The effective tax rate was 14.6% for the three months ended March 31, 2016 compared to 16.7%

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

for the three months ended March 31, 2015. As a percentage of net income after income attributable to noncontrolling interests, we expect the tax rate for the year to be between 41% and 42%.  Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to noncontrolling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests increased to $17.5 million for the three months ended March 31, 2016 compared to $17.3 million for the three months ended March 31, 2015. As a percentage of revenues, net income attributable to non-controlling interests was 6.6% in the 2016 period and 7.7% for the 2015 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the three months ended March 31, 2016, our cash flow provided by operating activities increased to $25.2 million compared to $9.5 million in the three months ended March 31, 2015. This increase was primarily related to the growth from acquisition activity occurring subsequent to the 2015 period. Additionally, cash from operations in the 2015 period was impacted negatively due to system integration activities which occurred post acquisition of Symbion. At March 31, 2016, we had working capital of $211.1 million compared to $129.7 million at December 31, 2015. This increase is primarily attributable to the net cash proceeds received on our borrowings related to the Senior Unsecured Notes and the incremental loan on our 2014 First Lien Credit Agreement.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2016 was $18.9 million, which included $11.8 million related to purchases of property and equipment, including $4.4 million related to the relocation of our hospital in Great Falls, Montana. Additionally, we purchased one surgical facilities that was merged with an existing facility and two physician practices for an aggregate purchase price of $7.0 million (net of cash acquired).
Net cash used in investing activities during the three months ended March 31, 2015 was $5.2 million, which included $5.5 million related to purchases of property and equipment. Additionally, we purchased one surgical facility and a physician practice for an aggregate purchase price of $8.1 million (net of cash acquired) and sold our interest in two surgical facilities for $8.4 million.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2016 was $70.7 million. During this period, we made distributions to non-controlling interests holders of $17.5 million and received cash related to ownership transactions with consolidated affiliates of $94,000. Further, we made repayments on our long-term debt of $396.1 million partially offset by borrowings of $501.3 million. Our repayments and borrowings include a $17.5 million draw down and subsequent repayment of $142.8 million on our Revolver during the period. In addition, we paid debt issuance costs and the original issue discount of $11.9 million and a prepayment penalty on the payoff of the 2014 Second Lien of $4.9 million.
Net cash used in financing activities during the three months ended March 31, 2015 was $22.8 million. During this period, we made distributions to non-controlling interests holders of $16.1 million and payments related to ownership transactions with consolidated affiliates of $2.3 million. We made scheduled repayments on our long-term debt of $8.5 million. These were offset by cash inflows from debt borrowings of $4.1 million.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

Long-Term Debt
A summary of long-term debt follows (in thousands):

	March 31, 2016	December 31, 2015

2014 Revolver Loan	$—	$125,250
2014 First Lien Credit Agreement	939,125	861,300
2014 Second Lien Credit Agreement	—	246,500
Senior Unsecured Notes	400,000	—
Subordinated Notes	1,000	1,000
Notes payable and secured loans	42,669	40,615
Capital lease obligations	12,477	11,316
Less: unamortized debt issuance costs and discount	(39,363)	(30,622)
Total debt	1,355,908	1,255,359
Less: Current maturities	27,169	27,247
Total long-term debt	$1,328,739	$1,228,112
2014 Revolver Loan
The 2014 Revolver Loan (“Revolver”), entered into on November 3, 2014, is a revolving credit facility used for working capital, acquisitions and development activities and general corporate purposes and matures on November 3, 2019. On October 7, 2015, we entered into an amendment to the 2014 First Lien Credit Agreement to increase certain lenders’ commitments under the Revolver from $80.0 million to an aggregate principal amount at any time outstanding not to exceed $150.0 million.
We have the option of classifying borrowings under the Revolver as either Alternate Base Rate ("ABR") loans or Eurodollar ("ED") loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%. In addition to the base rate, we are required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period. In addition to the base rate, we are required to pay a 4.25% margin for ED loans. We must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver. On March 31, 2016, we prepaid $126.5 million on the Revolver with proceeds from the issuance of the Senior Unsecured Notes described below. As of March 31, 2016, our availability on the Revolver was $146.8 million (including outstanding letters of credit of $3.2 million).
The 2014 First Lien Credit Agreement governs the Revolver and contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. It additionally includes the requirement, if triggered, that we maintain a net leverage ratio within a specified range. As of March 31, 2016, we were in compliance with the covenants contained in the 2014 First Lien Credit Agreement.
2014 First Lien Credit Agreement
The 2014 First Lien Credit Agreement (“2014 First Lien”), entered into on November 3, 2014, is a senior secured obligation of Surgery Center Holdings, Inc. and is guaranteed on a senior secured basis by SP Holdco I, Inc. and certain of our subsidiaries. The 2014 First Lien matures on November 3, 2020. On March 24, 2016, Surgery Center Holdings, Inc. and certain of our subsidiaries entered into an amendment to the 2014 First Lien to obtain an incremental term loan in an aggregate principal amount of $80.0 million, which increased the total term loan obligation under the 2014 First Lien to $950.0 million. As of May 6, 2016, we have used $57.4 million of these proceeds to the purchase an integrated physician practice, anesthesia company, laboratory and billing company and an 80% ownership in a surgical facility located in Jacksonville, Florida. We plan to continue to use the remaining proceeds of the incremental term loan to fund certain proposed acquisitions and for other corporate purposes.
We have the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, we are required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, we are required to pay a 4.25% margin for ED loans. In 2015, we classified the 2014 First Lien as an ED loan with an interest rate of 5.25% (1.00% base rate plus a 4.25% margin). Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

been delivered, we are required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of March 31, 2016.
In connection with the incremental loan of $80.0 million in March 2016, we recorded an additional $1.6 million and $3.5 million as original issue discount and amounts paid to lender for debt related issuance costs, respectively.
The 2014 First Lien Credit Agreement that governs the 2014 First Lien and contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. As of March 31, 2016, we were in compliance with the covenants contained in the credit agreement. The 2014 First Lien is collateralized by substantially all of our assets.
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement (“2014 Second Lien”), entered into on November 3, 2014, was prepaid in full on March 31, 2016 as described below. The 2014 Second Lien was a senior secured obligation of Surgery Center Holdings, Inc. and was guaranteed on a senior secured basis by the Company and certain of its subsidiaries. On March 31, 2016, we repaid the remaining principal of the 2014 Second Lien of $252.8 million with the proceeds of the issuance of the Senior Unsecured Notes, defined below, of which $1.3 million was accrued interest. In connection with the prepayment, the Company incurred a loss on the extinguishment of debt of $8.3 million which included the write-off of loan costs and the original issue discount and a prepayment penalty.
Senior Unsecured Notes
Effective March 31, 2016, one of the Company's subsidiaries, Surgery Center Holdings, Inc., issued $400.0 million in gross proceeds of senior unsecured notes due April 15, 2021 (the "Senior Unsecured Notes"). The Senior Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year. The Senior Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly owned restricted subsidiaries that guarantees the Revolver and the 2014 First Lien.
We may redeem up to 35% of the aggregate principal amount of the Senior Unsecured Notes, at any time before April 15, 2018, with the net cash proceeds of certain equity offerings at a redemption price equal to 108.875% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption, provided that at least 50% of the aggregate principal amount of the Senior Unsecured Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of any such qualified equity offering.
We may redeem the Senior Unsecured Notes, in whole or in part, at any time prior to April 15, 2018 at a price equal to 100.000% of the principal amount of the notes redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. We may redeem the Senior Unsecured Notes, in whole or in part, at any time on or after April 15, 2018, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

April 15, 2018 to April 14, 2019	106.656%
April 15, 2019 to April 14, 2020	104.438%
April 15, 2020 and thereafter	100.000%
If one of the Company's subsidiaries, Surgery Center Holdings, Inc., experience a change in control under certain circumstances, we must offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
The Senior Unsecured Notes contain customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
In connection with the offering of the Senior Unsecured Notes, we incurred debt issuance costs of $8.4 million.
Subordinated Notes
Effective April 11, 2013, we amended and reduced the size of our subordinated debt facility ("Subordinated Notes") to $1.0 million from $53.8 million. The Subordinated Notes, owed to H.I.G. Surgery Centers, LLC, mature on August 4, 2017. Effective January 1, 2014, the Subordinated Notes bear interest of 17.00% per annum.
Notes Payable and Secured Loans
Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At March 31, 2016, we were in compliance with the covenants contained in the credit agreement. We and our subsidiaries had notes payable to financial institutions of $42.7 million and $40.6 million as of March 31, 2016 and December 31, 2015, respectively. The Company and its subsidiaries also provide a corporate guarantee of certain indebtedness of the Company’s subsidiaries.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

Letters of Credit
As of March 31, 2016 and December 31, 2015, we had two outstanding letters of credit at our optical purchasing group of $500,000 and $730,000. We had two outstanding letters of credit issued to the landlords for two of its surgical facilities in Orlando, Florida in the amount of $100,000 and in Lubbock, Texas for $1.0 million. In addition, we had one outstanding letter of credit related to the Symbion, Inc. workers compensation self-insured plan for $835,000.
Capital Lease Obligations
We are liable to various vendors for several equipment leases.  The carrying value of the leased assets was $13.3 million and $12.3 million as of March 31, 2016 and December 31, 2015, respectively.
Summary
Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under the Revolver, will be adequate to meet our short-term (12 months or less) and longer-term (less than five years) liquidity needs.
EBITDA, Adjusted EBITDA and Credit Agreement EBITDA
When we use the term “EBITDA,” we are referring to net income minus (a) net income attributable to non-controlling interests plus (b) income tax expense, (c) interest expense, net, and (d) depreciation and amortization. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.
We use EBITDA as a measure of liquidity. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. When we use the term "Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for (a) management fee, (b) merger transaction, integration and practice acquisition costs, (c) termination of management agreement and IPO costs, (d) tax receivable agreement expense, (e) non-cash stock compensation expense, (f) loss on debt extinguishment and (g) (gain) loss on disposal of investments and long-lived assets.
We use “Credit Agreement EBITDA” to determine our compliance under certain covenants pursuant to our credit facilities. When we use the term “Credit Agreement EBITDA,” we are referring to Adjusted EBITDA, as defined above, further adjusted for (a) synergies, (b) acquisitions and (c) de novo start-up losses. These adjustments do not relate to our historical financial performance and instead relate to estimates compiled by our management and calculated in conformance with the definition of “Consolidated EBITDA” used in the credit agreements governing our credit facilities.
EBITDA, Adjusted EBITDA, Credit Agreement EBITDA are not measurements of financial performance or liquidity under GAAP. They should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from EBITDA, Adjusted EBITDA and Credit Agreement EBITDA are significant components in understanding and evaluating financial performance and liquidity. Our calculation of EBITDA, Adjusted EBITDA and Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies.
The following table reconciles EBITDA and Adjusted EBITDA to net income (in thousands and unaudited):

	Three Months Ended March 31,
	2016	2015
Condensed Consolidated Statements of Operations Data (in thousands):
Net income	$10,357	$10,488
(Minus):
Net income attributable to non-controlling interests	17,547	17,250
Plus (minus):
Income tax expense	1,770	2,107
Interest expense, net	22,153	25,756
Depreciation and amortization	9,568	8,462
EBITDA	26,301	29,563
Plus:
Management fee (1)	—	750
Merger transaction, integration and practice acquisition costs	3,917	5,006
Non-cash stock compensation expense	133	426
Loss on debt refinancing	8,281	—
(Gain) loss on disposal or impairment of long-lived assets, net	(206)	223
Adjusted EBITDA	$38,426	$35,968
(1): Fee payable pursuant the Management and Investment Advisory Services Agreement between the Company and Bayside Capital, Inc., which terminated in connection with our IPO.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

The following table reconciles EBITDA, Adjusted EBITDA and Credit Agreement EBITDA to net income (in thousands and unaudited):

Twelve Months Ended March 31, 2016
Condensed Consolidated Statements of Operations Data (in thousands):
Net income	$72,719
(Minus):
Net income attributable to non-controlling interests	71,715
Plus (minus):
Income tax benefit	(149,319)
Interest expense, net	97,376
Depreciation and amortization	35,651
EBITDA	(15,288)
Plus:
Management fee (1)	1,500
Merger transaction, integration and practice acquisition costs	19,490
Termination of management agreement and IPO costs	5,834
Tax receivable agreement	119,911
Non-cash stock compensation expense	7,209
Loss on debt refinancing	24,383
Gain on disposal of investments and long-lived assets, net	(2,526)
Adjusted EBITDA	$160,513
Plus:
Acquisitions (2)	48,060
De novo start-up losses (3)	1,455
Credit Agreement EBITDA	210,028
(2): Represents impact of acquired anesthesia entities, physician practices and surgical facilities as if each acquisition had occurred on April 1, 2015 including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with rolling out our suite of ancillary services throughout both the acquired entities and Symbion portfolio. Further, this includes revenue synergies from other business initiatives as defined in the Credit Agreement.
(3): Relates to the losses associated with de novo in-market physician practices opened during the last twelve months.
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
In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis,” which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The provisions of ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations, cash flows and financial disclosures.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs," which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

applied retrospectively. We adopted this ASU on January 1, 2016 retrospectively for all periods presented. As a result of the adoption of this ASU, we reclassified approximately $2.2 million at December 31, 2015, respectively, from deferred loan costs to long-term debt. The adoption of this ASU did not have a material impact on our condensed consolidated results of operations, cash flows and financial disclosures.
In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" which clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” We adopted this ASU on January 1, 2016 retrospectively for all periods presented. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations, cash flows and financial disclosures.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” which eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination. Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years. We adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations, cash flows and financial disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this new guidance may have on the condensed consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-07, “Investments- Equity Method and Joint Ventures,” which allows investments that now meet equity method treatment and were previously accounted for under a different method to apply the equity method prospectively from the date the investment qualifies for equity method treatment. ASU 2016-07 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. We are currently evaluating the impact this new guidance may have on the condensed consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments including the income tax consequences, classification of certain awards and treatment of forfeitures.. ASU 2016-09 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. We early adopted this ASU prospectively during the first quarter 2016. The adoption of this ASU did not have a material impact on the our condensed consolidated financial position, results of operations, cash flows and financial disclosures.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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
Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the Department of Health and Human Services (“HHS”). Among other things, these regulations, known as “conditions for coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than critical access hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our five facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. As of March 31, 2016, two of our hospitals, which do not have an emergency room, maintain a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with the 2007 CMS policy memorandum. Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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
MARCH 31, 2016

apart from surgical services, we do not believe referrals to these facilities by physician-investors are prohibited. If legislation or regulations are implemented that prohibit physicians from referring patients to surgical facilities in which the physician has a beneficial interest, our business and financial results would be materially adversely affected.
Five of our facilities are licensed as hospitals as of March 31, 2016. The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation. Changes in the Affordable Care Act include:

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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
Adoption of Electronic Health Records
The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning in 2011 and extending through 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and Stage 2 took effect for hospitals beginning in fiscal year 2014. On October 16, 2015, CMS published a final rule that consolidated Stage 1 and Stage 2 into a “Modified Stage 2” effective as of 2015 and set out requirements for Stage 3, which is set to take full effect in 2018. In connection with the acquisition of Symbion, we acquired six surgical facilities that are licensed as hospitals, five of which we own as of March 31, 2016. These hospitals began the implementation of EHR initiatives in 2012. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs. We recorded income of $93,000 which was recognized during the three months ended March 31, 2016. We incurred negligible costs for hardware, software and implementation expenses during the same three month period. We do not currently know the extent of additional costs that will be associated with implementation of additional systems or the amount of future incentives that we will receive.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2016

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
Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At March 31, 2016, $438.7 million of our outstanding debt was in fixed rate instruments and the remaining $917.2 million was in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of March 31, 2016, our quarterly interest expense would increase by approximately $1.0 million. The changes in such amounts as compared to December 31, 2015 are primarily attributable to the gross proceeds of the Senior Unsecured Notes offering of $400 million. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2016 based on our indebtedness at March 31, 2016.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on, and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the past two years, Surgery Center Holdings, LLC, issued unregistered securities to its directors, officers and employees as set forth below.
Class B Units
In 2014, we issued 1,300,000 Class B units of Surgery Center Holdings, LLC to our directors, officers and employees at a grant date weighted average fair value of $2.89.
In 2015, 1,268,157 Class B units of Surgery Center Holdings, LLC were issued to certain of our directors, officers and employees, at a grant date weighted average fair value of $2.83.
All of these Class B units were issued in transactions exempt from registration under the Securities Act pursuant to Rule 701 of the Securities Act. Further, all Class B units were converted to shares of common stock in connection with the Reorganization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

4.1
Indenture, dated March 31, 2016, among Surgery Center Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 5, 2016).

10.1(a)	Form of Restricted Stock Award Agreement under the 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 15, 2016).
10.2
First Lien Incremental Term Loan Amendment and Consent, dated as of March 24, 2016, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 30, 2016).

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

SURGERY PARTNERS, INC.

By:	/s/ Teresa F. Sparks Teresa F. Sparks Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 6, 2016

EXHIBIT INDEX

No.	Description

4.1
Indenture, dated March 31, 2016, among Surgery Center Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 5, 2016).

10.1(a)	Form of Restricted Stock Award Agreement under the 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 15, 2016).
10.2
First Lien Incremental Term Loan Amendment and Consent, dated as of March 24, 2016, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 30, 2016).

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