Form 10-Q
period 2016-09-30
Surgery Partners, Inc.
filed 2016-11-10
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of November 10, 2016, there were 48,493,738 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$55,209	$57,933
Accounts receivable, less allowance for doubtful accounts of $28,217 and $18,322, respectively	205,979	177,757
Inventories	26,867	25,591
Prepaid expenses and other current assets	30,313	34,620
Acquisition escrow deposit	9,288	13,984
Indemnification receivable due from seller	1,072	1,072
Total current assets	328,728	310,957
Property and equipment, net	199,602	184,550
Intangible assets, net	48,673	53,568
Goodwill	1,531,370	1,407,927
Investments in and advances to affiliates	34,274	34,103
Restricted invested assets	315	316
Long-term deferred tax assets	90,233	94,105
Long-term acquisition escrow deposit	1,700	8,408
Other long-term assets	13,830	10,509
Total assets	$2,248,725	$2,104,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,453	$45,341
Accrued payroll and benefits	24,717	26,307
Acquisition escrow liability	9,288	13,984
Other current liabilities	71,091	68,410
Current maturities of long-term debt	29,105	27,247
Total current liabilities	178,654	181,289
Long-term debt, less current maturities	1,357,824	1,228,112
Long-term tax receivable agreement liability	123,343	119,655
Long-term acquisition escrow liability	1,700	8,408
Other long-term liabilities	87,429	85,613

Non-controlling interests—redeemable	182,298	183,439

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 48,511,563 shares issued and outstanding at September 30, 2016; 48,156,990 shares issued and outstanding at December 31, 2015	485	482
Additional paid-in capital	319,397	316,294
Retained deficit	(328,213)	(320,804)
Total Surgery Partners, Inc. stockholders' deficit	(8,331)	(4,028)
Non-controlling interests—non-redeemable	325,808	301,955
Total stockholders' equity	317,477	297,927
Total liabilities and stockholders' equity	$2,248,725	$2,104,443
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$282,682	$239,599	$839,437	$696,569
Operating expenses:
Salaries and benefits	85,724	66,072	266,401	188,405
Supplies	65,907	60,377	196,484	176,550
Professional and medical fees	20,856	17,233	60,813	48,144
Lease expense	13,204	11,211	38,712	33,267
Other operating expenses	15,703	13,928	44,539	39,786
Cost of revenues	201,394	168,821	606,949	486,152
General and administrative expenses (includes contingent acquisition compensation expense of $1,530 and $3,060 for the three and nine months ended September 30, 2016, respectively)	14,985	11,236	42,205	34,944
Depreciation and amortization	9,713	8,611	28,984	25,538
Provision for doubtful accounts	8,514	5,840	15,931	16,049
Income from equity investments	(1,167)	(1,320)	(3,007)	(2,866)
Loss (gain) on disposal or impairment of long-lived assets, net	572	1,161	1,697	(1,522)
Loss on debt refinancing	3,595	—	11,876	—
Merger transaction and integration costs	1,864	1,249	6,361	14,897
Electronic health records incentive	364	57	269	107
Other (income) expense	—	(330)	97	(356)
Total operating expenses	239,834	195,325	711,362	572,943
Operating income	42,848	44,274	128,075	123,626
Tax receivable agreement expense	(3,733)	—	(3,733)	—
Interest expense, net	(26,475)	(26,573)	(74,863)	(78,507)
Income before income taxes	12,640	17,701	49,479	45,119
Income tax (benefit) expense	(1,694)	3,917	2,496	8,368
Net income	14,334	13,784	46,983	36,751
Less: Net income attributable to non-controlling interests	(16,672)	(16,906)	(54,392)	(52,061)
Net loss attributable to Surgery Partners, Inc.	$(2,338)	$(3,122)	$(7,409)	$(15,310)

Net loss per share attributable to common stockholders
Basic	$(0.05)	$(0.10)	$(0.15)	$(0.48)
Diluted (1)	$(0.05)	$(0.10)	$(0.15)	$(0.48)
Weighted average common shares outstanding(2)
Basic	48,019,652	32,054,089	48,018,706	32,054,089
Diluted (1)	48,019,652	32,054,089	48,018,706	32,054,089
(1) The impact of potentially dilutive securities for the three and nine months ended September 30, 2016 and 2015 was not considered because the effect would be anti-dilutive in each of those periods.
(2) Effect of the Reorganization, as defined in Note 1, has been retrospectively applied to the periods ended September 30, 2015.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015

Net income	$14,334	$13,784	$46,983		$36,751
Other comprehensive income	—	—	—	—	—
Comprehensive income	$14,334	$13,784	$46,983		$36,751
Less: Comprehensive income attributable to non-controlling interests	(16,672)	(16,906)	(54,392)		(52,061)
Comprehensive loss attributable to Surgery Partners, Inc.	$(2,338)	$(3,122)	$(7,409)		$(15,310)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance as of December 31, 2015	48,156,990	$482	$316,294	$(320,804)	$301,955	$297,927
Net (loss) income	—	—	—	(7,409)	41,345	33,936
Issuance of restricted stock, net of forfeitures	354,573	3	(3)	—	—	—
Equity-based compensation	—	—	1,326	—		1,326
Acquisition and disposal of shares of non-controlling interests, net	—	—	1,780	—	18,920	20,700
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(36,412)	(36,412)
Balance as of September 30, 2016	48,511,563	$485	$319,397	$(328,213)	$325,808	$317,477

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$46,983	$36,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,984	25,538
Amortization of debt issuance costs and discounts	5,295	4,966
Amortization of unfavorable lease liability	(323)	(323)
Equity-based compensation	1,326	1,279
Loss (gain) on disposal or impairment of long-lived assets, net	1,697	(1,522)
Loss on debt refinancing	11,876	—
Tax receivable agreement expense	3,733	—
Deferred income taxes	1,903	7,419
Provision for doubtful accounts	15,931	16,049
Income from equity investments, net of distributions received	(138)	(316)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(38,480)	(34,538)
Other operating assets and liabilities	14,076	4,989
Net cash provided by operating activities	92,863	60,292

Cash flows from investing activities:
Purchases of property and equipment, net	(28,377)	(18,115)
Payments for acquisitions, net of cash acquired	(126,018)	(32,562)
Proceeds from divestitures	—	11,193
Net cash used in investing activities	(154,395)	(39,484)

Cash flows from financing activities:
Principal payments on long-term debt	(453,957)	(63,461)
Borrowings of long-term debt	580,945	85,432
Payments of debt issuance costs	(14,296)	—
Penalty on prepayment of debt	(4,900)	—
Share issuance costs	—	(1,448)
Distributions to non-controlling interest holders	(49,443)	(51,195)
Receipts (payments) related to ownership transactions with consolidated affiliates	1,105	(11,991)
Financing lease obligation	(646)	3,783
Net cash provided by (used in) financing activities	58,808	(38,880)
Net decrease in cash and cash equivalents	(2,724)	(18,072)
Cash and cash equivalents at beginning of period	57,933	74,920
Cash and cash equivalents at end of period	$55,209	$56,848
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
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
As of September 30, 2016, the Company owned and operated a national network of surgical facilities and ancillary services in 29 states.  The surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, otolaryngology ("ENT"), gastroenterology ("GI"), general surgery, ophthalmology, orthopedics, cardiology and pain management. The Company's surgical hospitals provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services.
As of September 30, 2016, the Company owned or operated a portfolio of 104 surgical facilities, comprised of 99 ASCs and five surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 73 of the surgical facilities and consolidated 93 of these facilities for financial reporting purposes. In addition, the Company owned or operated a network of 53 physician practices.
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
NINE MONTHS ENDED SEPTEMBER 30, 2016
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
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Balance at December 31, 2015	$183,439
Net income attributable to non-controlling interests—redeemable	13,047
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(1,157)
Distributions to non-controlling interest —redeemable holders	(13,031)
Balance at September 30, 2016	$182,298
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification Topic ("ASC") 810, Consolidation. As of September 30, 2016 and December 31, 2015, the variable interest entities include four surgical facilities, three anesthesia practices and one physician practice. The Company has the power to direct the activities that most significantly impact the variable interest entity's economic performance. Additionally, the Company would absorb the majority of the expected losses of these entities should they occur. As of September 30, 2016 and December 31, 2015, the condensed consolidated balance sheets of the Company included total assets of $95.6 million and $104.2 million, respectively, and total liabilities of $11.3 million and $13.2 million, respectively, related to the Company's variable interest entities.
Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates in the condensed consolidated balance sheets was $34.3 million and $34.1 million as of September 30, 2016 and December 31, 2015, respectively.
Reclassifications
Certain reclassifications have been made to the comparative periods' financial statements to conform to the three and nine months ended September 30, 2016 presentation.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015

2014 First Lien Credit Agreement, net of debt issuance costs and discount	$912,957	$839,701	$912,957	$828,816
2014 Second Lien Credit Agreement, net of debt issuance costs and discount	$—	$237,532	$—	$225,382
Senior Unsecured Notes, net of debt issuance costs and discount	$387,382	$—	$412,077	$—
The fair values of the 2014 First Lien Credit Agreement, 2014 Second Lien Credit Agreement and Senior Unsecured Notes, as defined in Note 4 on Long-Term Debt, were based on a Level 2 computation using quoted prices for identical liabilities in inactive markets at September 30, 2016 and December 31, 2015, as applicable. The carrying amounts related to the Company's other long-term debt obligations approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. The fair value of the assets in the SERP were $1.7 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively, and are included in other long-term assets in the condensed consolidated balance sheets. The Company had a liability related to the SERP of $1.7 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively, which was included in other long-term liabilities in the condensed consolidated balance sheets.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Patient service revenues:
Surgical facilities revenues	90.4%	91.2%	90.6%	92.0%
Ancillary services revenues	8.0%	6.8%	7.5%	5.9%
	98.4%	98.0%	98.1%	97.9%
Other service revenues:
Optical services revenues	1.1%	1.5%	1.2%	1.6%
Other	0.5%	0.5%	0.7%	0.5%
	1.6%	2.0%	1.9%	2.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Patient service revenues. The fee charged for healthcare procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  However, in several surgical facilities, the Company charges for anesthesia services. Ancillary service revenues include fees for patient visits to the Company's physician practices, pharmacy services and diagnostic tests ordered by physicians. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts from third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change. During the three and nine months ended September 30, 2016, the Company recognized an increase to patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $4.7 million and $6.7 million, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$140,637	50.6%	$124,107	52.9%
Government	111,929	40.2%	95,050	40.5%
Self-pay	5,389	1.9%	3,336	1.4%
Other	20,240	7.3%	12,306	5.2%
Total patient service revenues	$278,195	100.0%	$234,799	100.0%
Other service revenues:
Optical service revenues	$3,203		$3,621
Other revenues	1,284		1,179
Total net revenues	$282,682		$239,599

	Nine Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$418,798	50.9%	$368,003	54.0%
Government	331,041	40.2%	264,731	38.8%
Self-pay	13,814	1.7%	12,519	1.8%
Other	59,313	7.2%	37,007	5.4%
Total patient service revenues	$822,966	100.0%	$682,260	100.0%
Other service revenues:
Optical service revenues	$10,222		$11,112
Other revenues	6,249		3,197
Total net revenues	$839,437		$696,569
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
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of September 30, 2016 and December 31, 2015, the Company had third-party settlements of $2.2 million and $5.2 million, respectively, in other current liabilities in the condensed consolidated balance sheets.
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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $8.4 million as of both September 30, 2016 and December 31, 2015.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	September 30, 2016	December 31, 2015

Prepaid expenses	$11,518	$7,409
Receivables - optical product purchasing organization	8,407	8,434
Acquisition escrow receivable	—	8,000
Other current assets	10,388	10,777
Total	$30,313	$34,620
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
A summary of property and equipment follows (in thousands):

	September 30, 2016	December 31, 2015

Land	$8,082	$6,790
Buildings and improvements	111,371	104,971
Furniture and equipment	15,006	14,520
Computer and software	29,159	24,597
Medical equipment	117,556	96,291
Construction in progress	5,165	7,619
Property and equipment, at cost	286,339	254,788
Less: Accumulated depreciation	(86,737)	(70,238)
Property and equipment, net	$199,602	$184,550
The Company also leases certain facilities and equipment under capital leases. Assets held under capital leases are stated at the present value of minimum lease payments at the inception of the related lease. Such assets are depreciated on a straight-line basis over the lesser of

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

the lease term or the remaining useful life of the leased asset. The carrying values of assets under capital lease were $14.6 million and $12.3 million as of September 30, 2016 and December 31, 2015, respectively, net of accumulated depreciation of $10.9 million and $10.5 million, respectively.
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

A summary of the activity related to intangible assets for the nine months ended September 30, 2016 follows (in thousands):

	Physician Income Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Customer Relationships	Other	Total Intangible Assets

Balance at December 31, 2015	$1,212	$23,026	$18,571	$3,711	$4,936	$2,112	$53,568
Additions	210	—	2,553	—	—	—	2,763
Disposals	—	—	—	—	(22)	—	(22)
Recruitment expense	(482)	—	—	—	—	—	(482)
Amortization	—	(1,303)	(4,588)	—	(910)	(353)	(7,154)
Balance at September 30, 2016	$940	$21,723	$16,536	$3,711	$4,004	$1,759	$48,673
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries.
A summary of activity related to goodwill for the nine months ended September 30, 2016 follows (in thousands):

Balance at December 31, 2015	$1,407,927
Acquisitions	123,796
Purchase price adjustments	(353)
Balance at September 30, 2016	$1,531,370
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
Restricted Invested Assets
Restricted invested assets of $315,000 and $316,000 at September 30, 2016 and December 31, 2015, respectively, were related to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility. In accordance with the provisions of the lease agreement, the Company has a deposit with the landlord that shall be held as security for performance under the Company's covenants and obligations within the agreement through January 2024.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	September 30, 2016	December 31, 2015
Notes receivable	$809	$212
Deposits	4,792	2,475
Assets of SERP	1,659	1,606
Debt issuance costs	1,593	2,005
Other	4,977	4,211
Total	$13,830	$10,509
Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	September 30, 2016	December 31, 2015
Interest payable	$18,844	$5,410
Current taxes payable	3,243	1,977
Insurance liabilities	6,097	5,476
Third-party settlements	2,220	5,222
Acquisition consideration payable	—	16,768
Amounts due to patients and payors	14,428	11,424
Other accrued expenses	26,259	22,133
Total	$71,091	$68,410
The acquisition consideration payable is related to the acquisition of Symbion Holdings Corporation ("Symbion") and was funded to an escrow account on May 3, 2016.
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	September 30, 2016	December 31, 2015
Facility lease obligations	$53,013	$53,927
Medical malpractice liability	6,339	6,339
Liability of SERP	1,659	1,608
Contingent consideration obligation	14,892	14,049
Unfavorable lease liability	1,752	1,996
Other long-term liabilities	9,774	7,694
Total	$87,429	$85,613
The Company has facility lease obligations in connection with the surgical hospital located in Idaho Falls, Idaho and with a radiation oncology building at this facility. The obligation is payable to the lessor of this facility for the land, building and improvements. The current portion of the lease obligation was $1.0 million and $797,000 at September 30, 2016 and December 31, 2015, respectively, and was included in other current liabilities in the condensed consolidated balance sheets. The total of the facility lease obligations related to the surgical hospital and radiation oncology building in Idaho Falls, Idaho was $50.2 million and $50.8 million at September 30, 2016 and December 31, 2015, respectively.
In addition, the Company has a facility lease obligation with a surgical facility in Ocala, Florida. The obligation is payable to the lessor of this facility for the building. The current portion of the lease obligation was $179,000 and $169,000 at September 30, 2016 and December 31, 2015, respectively, and was included in other current liabilities in the condensed consolidated balance sheets. The total of the facility lease obligations related to the surgical facility in Ocala, Florida was $4.0 million and $4.1 million at September 30, 2016 and December 31, 2015, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

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
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of September 30, 2016 and December 31, 2015 were $9.3 million and $9.5 million, respectively. The balance includes expected insurance recoveries of $6.1 million and $6.3 million as of September 30, 2016 and December 31, 2015, respectively.
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
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

its wholly-owned subsidiaries as a result of the Reorganization, and (ii) tax benefits attributable to payments made under the TRA, together with interest accrued at a rate of LIBOR plus 300 basis points from the date the applicable tax return is due (without extension) until paid.
The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. in the future. At September 30, 2016, the Company estimates the total amounts payable to be approximately $123.6 million, if the tax benefits of related deferred tax assets are ultimately realized.
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
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs," which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be applied retrospectively. The Company adopted this ASU on January 1, 2016 retrospectively for all periods presented. As a result of the adoption of this ASU, the Company reclassified approximately $2.2 million at December 31, 2015 from deferred loan costs to long-term debt. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial position, results of operations, cash flows and financial disclosures.
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
NINE MONTHS ENDED SEPTEMBER 30, 2016
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
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance may have on the condensed consolidated cash flows.
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
2016 Transactions
During the nine months ended September 30, 2016, the Company acquired a controlling interest in two surgical facilities and an anesthesia practice in a new market and a surgical facility which was merged into an existing facility and an anesthesia practice in an existing market for $35.5 million. The Company additionally completed acquisitions in existing markets of an urgent care facility, six physician practices and an integrated physician practice which includes an ASC, a lab and a pharmacy for a combined purchase price of $94.8 million, net of $16.6 million of contingent acquisition consideration. The acquisitions were funded through cash from operations, proceeds from the 2014 First Lien Credit Agreement and revolver proceeds.
The aggregate amounts preliminarily recognized as of the acquisition date for each major class of assets and liabilities assumed in the acquisitions closed during the nine months ended September 30, 2016 are as follows:

Cash consideration	$114,200
Fair value of non-controlling interests	21,218
Aggregate fair value of acquisitions	135,418
Net assets acquired:
Cash and cash equivalents	4,625
Accounts receivable	5,210
Other current assets	489
Property and equipment	3,763
Intangible assets	2,553
Long-term assets	56
Accounts payable	(1,377)
Other current liabilities	(3,697)
Net assets acquired	11,622
Excess of fair value over identifiable net assets acquired	$123,796
The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition.
In accordance with ASC 805, Business Combinations, contingent consideration with a continuing employment provision is recognized ratably over the defined performance period as compensation expense. As of September 30, 2016, the Company estimates it may have to pay $16.6 million in future contingent purchase compensation expense over the remaining performance periods. These payments will be made should the requirements for continuing employment agreed to in the respective acquisition agreements be met. The contingent acquisition compensation expense recognized for the nine months ended September 30, 2016 was $3.1 million and is included as a component of general and administrative expense (and parenthetically disclosed) in the results of the Company's operations.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

Estimated contingent acquisition compensation expense subsequent to September 30, 2016 is as follows (in thousands):

For the remainder of 2016	$2,033
2017	7,476
2018	6,754
2019	1,311
Total	$17,574
4. Long-Term Debt
A summary of long-term debt follows (in thousands):

	September 30, 2016	December 31, 2015

2014 Revolver Loan	$32,000	$125,250
2014 First Lien Credit Agreement	934,375	861,300
2014 Second Lien Credit Agreement	—	246,500
Senior Unsecured Notes	400,000	—
Subordinated Notes	1,000	1,000
Notes payable and secured loans	40,166	40,615
Capital lease obligations	13,425	11,316
Less: unamortized debt issuance costs and discount	(34,037)	(30,622)
Total debt	1,386,929	1,255,359
Less: Current maturities	29,105	27,247
Total long-term debt	$1,357,824	$1,228,112
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
The Company has the option of classifying borrowings under the Revolver as either Alternate Base Rate ("ABR") loans or Eurodollar ("ED") loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%. In addition to the base rate, the Company is required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period. In addition to the base rate, the Company is required to pay a 4.25% margin for ED loans. The Company must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver. As of September 30, 2016, the Company's availability on the Revolver was $114.9 million (including outstanding letters of credit of $3.1 million).
The 2014 First Lien Credit Agreement governs the Revolver and contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. It additionally includes the requirement that, if triggered, the Company maintain a net leverage ratio within a specified range. As of September 30, 2016, the Company was in compliance with the covenants contained in the 2014 First Lien Credit Agreement.
2014 First Lien Credit Agreement
The 2014 First Lien Credit Agreement (“2014 First Lien”), entered into on November 3, 2014, is a senior secured obligation of Surgery Center Holdings, Inc. and is guaranteed on a senior secured basis by certain subsidiaries of the Company. The 2014 First Lien matures on November 3, 2020. On March 24, 2016, Surgery Center Holdings, Inc. and certain subsidiaries of the Company entered into an amendment to the 2014 First Lien to obtain an incremental term loan in an aggregate principal amount of $80.0 million, which increased the total term loan obligation under the 2014 First Lien to $950.0 million. The Company used the proceeds of the incremental term loan to fund certain proposed acquisitions and for other corporate purposes. On September 26, 2016, the Company entered into an amendment to the 2014 First Lien to reduce the interest margins for an ABR loan to 2.75% and for an ED loan to 3.75%.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

The Company has the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, the Company is required to pay a 2.75% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, the Company is required to pay a 3.75% margin for ED loans. Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, the Company is required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of September 30, 2016.
In connection with the incremental loan of $80.0 million in March 2016, the Company recorded an additional $1.6 million and $3.3 million as original issue discount and amounts paid to lender for debt related issuance costs, respectively. In connection with the amendment in September 2016, the Company incurred a loss on debt refinancing of $3.6 million which included the write off of loan costs.
The 2014 First Lien Credit Agreement governs the 2014 First Lien and contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. As of September 30, 2016, the Company was in compliance with the covenants contained in the 2014 First Lien Credit Agreement. The 2014 First Lien is collateralized by substantially all of the assets of the Company.
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement (“2014 Second Lien”), entered into on November 3, 2014, was prepaid in full on March 31, 2016 as described below. The 2014 Second Lien was a senior secured obligation of Surgery Center Holdings, Inc. and was guaranteed on a senior secured basis by the Company and certain of its subsidiaries. On March 31, 2016, the Company repaid the remaining principal of the 2014 Second Lien of $252.8 million with the proceeds of the issuance of the Senior Unsecured Notes, defined below, of which $1.3 million was accrued interest. In connection with the prepayment, the Company incurred a loss on debt refinancing of $8.3 million which included the write-off of loan costs and the original issue discount and a prepayment penalty.
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
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

Subordinated Notes
Effective April 11, 2013, the Company amended and reduced the size of its subordinated debt facility ("Subordinated Notes") to $1.0 million from $53.8 million. The Subordinated Notes, owed to H.I.G. Surgery Centers, LLC, mature on August 4, 2017. Effective January 1, 2014, the Subordinated Notes bear interest of 17.00% per annum.
Notes Payable and Secured Loans
Certain of the Company’s subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At September 30, 2016, the Company was in compliance with its covenants contained in the credit agreement. The Company and its subsidiaries had notes payable to financial institutions of $40.2 million and $40.6 million as of September 30, 2016 and December 31, 2015, respectively. The Company and its subsidiaries also provide a corporate guarantee of certain indebtedness of the Company’s subsidiaries.
Capital Lease Obligations
The Company is liable to various vendors for several equipment leases classified as capital leases.  The carrying value of the leased assets was $14.6 million and $12.3 million as of September 30, 2016 and December 31, 2015, respectively.
5. Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with ASC 260, Earnings Per Share, based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(2,338)	$(3,122)	$(7,409)	$(15,310)

Denominator:
Weighted average shares outstanding- basic (1)	48,019,652	32,054,089	48,018,706	32,054,089
Effect of dilutive securities (2)	—	—	—	—
Weighted average shares outstanding- diluted	48,019,652	32,054,089	48,018,706	32,054,089

Net loss per share:
Basic	$(0.05)	$(0.10)	$(0.15)	$(0.48)
Diluted (2)	$(0.05)	$(0.10)	$(0.15)	$(0.48)

Securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	586	4,473	345	4,473
Restricted shares	369,545	1,813,428	337,915	1,800,920
(1) Effect of the Reorganization has been retrospectively applied to the three and nine months ended September 30, 2015.
(2) The impact of potentially dilutive securities for the three and nine months ended September 30, 2016 and 2015 was not considered because the effect would be anti-dilutive in each of those periods.

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
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

Management Agreement for the nine months ended September 30, 2015 are recognized as general and administrative expense in the accompanying condensed consolidated statements of operations. Bayside was paid a transaction fee pursuant to the Management Agreement of $5.4 million in connection with the IPO and the Management Agreement was terminated upon the completion of the IPO.
7. Commitments and Contingencies
Lease and Debt Guarantees of Non-Consolidated Facilities
As of September 30, 2016 and December 31, 2015, the Company had guaranteed approximately $49,000 and $160,000, respectively, of operating lease payments for a non-consolidated surgical facility. These operating leases typically have 10-year terms, with optional renewal periods.
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
Contingent Consideration
Pursuant to a purchase agreement dated December 24, 2009 (“the Purchase Agreement”), the Company acquired controlling interests in 36 business entities in various Florida locations which operate freestanding ASCs and provided anesthesia and pain management services (“the 2009 Acquisition”). The Purchase Agreement provided for maximum potential contingent consideration of up to $10.0 million based on operating results subsequent to the acquisition for the period from January 1, 2010 to December 31, 2010. Pursuant to the Purchase Agreement, the contingent consideration is payable as principal under a Subordinated Promissory Note that bears interest at 8%, the form

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

of which was delivered concurrent with the Purchase Agreement. The balance is still outstanding due to ongoing litigation as a result of the civil claim. The Company has made indemnification claims against the Seller exceeding the amount of the contingent consideration liability which the Company has a contractual right of offset against the contingent consideration. The fair value of the contingent consideration liability, including accrued interest, as of September 30, 2016 and December 31, 2015 was $14.9 million and $14.0 million, respectively.
In connection with an acquisition during the three months ended June 30, 2016, pursuant to the purchase agreement, the Company must pay consideration to the prior owners of the applicable facility should the requirements for continuing employment agreed to in the respective purchase agreements be met. As of September 30, 2016, the Company estimates it may have to pay $16.6 million in future contingent purchase compensation expense over the remaining performance periods. The contingent acquisition compensation expense recognized for the nine months ended September 30, 2016 was $3.1 million and is included as a component of general and administrative expense (and parenthetically disclosed) in the results of the Company's operations.
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
The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Surgical facility services	$256,795	$219,631	$766,248	$643,900
Ancillary services	22,684	16,347	62,967	41,557
Optical services	3,203	3,621	10,222	11,112
Total revenues	$282,682	$239,599	$839,437	$696,569

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Adjusted EBITDA:
Surgical facility services	$53,347	$44,031	$153,318	$129,337
Ancillary services	2,573	4,957	9,141	13,257
Optical services	1,276	929	3,004	3,120
Total segment adjusted EBITDA (3)	$57,196	$49,917	$165,463	$145,714

General and administrative expenses	$(14,985)	$(11,236)	$(42,205)	$(34,944)
Non-cash stock compensation expense	691	426	1,326	1,279
Contingent acquisition compensation expense	1,530	—	3,060	—
Management fee (4)	—	750	—	2,250
Acquisition related costs	316	—	1,561	—

Total adjusted EBITDA (3)	$44,748	$39,857	$129,205	$114,299

Net income attributable to non-controlling interests	$16,672	$16,906	$54,392	$52,061
Depreciation and amortization	(9,713)	(8,611)	(28,984)	(25,538)
Interest and other expense, net	(26,475)	(26,573)	(74,863)	(78,507)
Income tax benefit (expense)	1,694	(3,917)	(2,496)	(8,368)
Non-cash stock compensation expense	(691)	(426)	(1,326)	(1,279)
Contingent acquisition compensation expense	(1,530)	—	(3,060)	—
Management fee (4)	—	(750)	—	(2,250)
Merger transaction, integration and practice acquisition costs (5)	(2,471)	(1,541)	(8,579)	(15,189)
(Loss) gain on disposal or impairment of long-lived assets, net	(572)	(1,161)	(1,697)	1,522
Tax receivable agreement expense	(3,733)	—	(3,733)	—
Loss on debt refinancing	(3,595)	—	(11,876)	—
Total net income	$14,334	$13,784	$46,983	$36,751
(3) The above table reconciles adjusted EBITDA by segment to net income as reflected in the unaudited condensed consolidated statements of operations.
When the Company uses the term “Adjusted EBITDA,” it is referring to net income minus (a) net income attributable to non-controlling interests plus (b) income tax (benefit) expense, (c) interest and other expense, net, (d) depreciation and amortization, (e) management fee, (f) merger transaction, integration and practice acquisition costs, (g) non-cash stock compensation expense, (h) loss on debt refinancing, (i) contingent acquisition compensation expense (j) tax receivable agreement expense and (k) (gain) loss on disposal or impairment of long-lived assets. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that the Company consolidates for financial reporting purposes. The Company's operating strategy is to apply a market-based approach in structuring its partnerships with individual market dynamics driving the structure. The Company believes that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors the Company's portion of Adjusted EBITDA generated by its surgical facilities and other operations.
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
(4) Fee payable pursuant the Management and Investment Advisory Services Agreement between the Company and Bayside, which was terminated in connection with the Company's IPO.
(5) This amount includes merger transaction and integration costs of $1.9 million and $6.4 million for the three and nine months ended September 30, 2016, respectively, and practice acquisition costs of $607,000 and $2.2 million for the three and nine months ended September 30, 2016, respectively.
This amount includes merger transaction and integration costs of $1.2 million and $14.9 million for the three and nine months ended September 30, 2015, respectively, and practice acquisition costs of $292,000 for both the three and nine months ended September 30, 2015.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Surgical facility services	$1,868,349	$1,762,396
Ancillary services	174,068	118,198
Optical services	24,357	25,537
Total	$2,066,774	$1,906,131

General and administrative	$181,951	$198,312
Total assets	$2,248,725	$2,104,443

	Nine Months Ended September 30,
	2016	2015
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$21,151	$13,300
Ancillary services	3,450	561
Optical services	323	89
Total	$24,924	$13,950

General and administrative	$3,453	$4,165
Total cash purchases of property and equipment, net	$28,377	$18,115

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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
Executive Overview
As of November 10, 2016, we owned and operated a national network of surgical facilities and physician practices in 29 states. Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, otolaryngology ("ENT"), gastroenterology ("GI"), general surgery, ophthalmology, orthopedics, cardiology and pain management. Our surgical hospitals provide services, such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Our portfolio of outpatient surgical facilities is complemented by our suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. These ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services. As a result, we believe we are well positioned to benefit from rising consumerism and payors’ and patients’ focus on the delivery of high quality care and superior clinical outcomes in the lowest cost and care setting.
As of November 10, 2016, we owned or operated, primarily in partnership with physicians, a portfolio of 104 surgical facilities comprised of 99 ASCs and five surgical hospitals across 29 states. We owned a majority interest in 73 of the surgical facilities and consolidated 93 of these facilities for financial reporting purposes. In addition to surgical facilities, we owned or operated a network of 53 physician practices as of November 10, 2016. For the nine months ended September 30, 2016, approximately 316,000 surgical procedures were performed in our surgical facilities, generating approximately $766.2 million in revenue.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the nine months ended September 30, 2016, we completed two surgical facilities and an anesthesia practice transaction in a new market and two surgical facility transactions and an anesthesia practice transaction in an existing market, eight in-market physician practice transactions, a pharmacy and a lab for an aggregate investment of $130.3 million, net of $16.6 million of contingent acquisition consideration, adding a total of 16 physicians to our physician network.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Patient service revenues:
Surgical facilities revenues	90.4%	91.2%	90.6%	92.0%
Ancillary services revenues	8.0%	6.8%	7.5%	5.9%
	98.4%	98.0%	98.1%	97.9%
Other service revenues:
Optical services revenues	1.1%	1.5%	1.2%	1.6%
Other	0.5%	0.5%	0.7%	0.5%
	1.6%	2.0%	1.9%	2.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Private insurance payors	50.6%	52.9%	50.9%	54.0%
Government payors	40.2%	40.5%	40.2%	38.8%
Self-pay payors	1.9%	1.4%	1.7%	1.8%
Other payors(1)	7.3%	5.2%	7.2%	5.4%
Total	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Gastrointestinal	23.8%	22.1%	22.5%	22.3%
General surgery	2.4%	3.0%	2.5%	3.0%
Ophthalmology	29.5%	30.6%	29.7%	30.0%
Orthopedic and pain management	31.7%	30.3%	32.2%	30.6%
Other	12.6%	14.0%	13.1%	14.1%
Total	100.0%	100.0%	100.0%	100.0%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cases	107,450	103,065	317,126	294,044
Case growth	4.3%	N/A	7.8%	N/A
Revenue per case	$2,617	$2,473	$2,569	$2,456
Revenue per case growth	5.8%	N/A	4.6%	N/A
Number of facilities	93	N/A	92	N/A
Operating Income Margin
Our operating income margin was 15.2% and 18.5% for the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, we recorded $1.9 million of merger transaction and integration costs related to the acquisition of Symbion Holdings Corporation (“Symbion”) (the “Merger”) and other acquisitions, loss on debt refinancing of $3.6 million, contingent acquisition compensation expense of $1.5 million, and a loss on disposal of long-lived assets of $572,000. Excluding the impact of these items, our operating income margin was 17.8% for the three months ended September 30, 2016.
During the three months ended September 30, 2015, we recorded $1.2 million of merger transaction and integration costs related to the Merger and a loss on disposal of long-lived assets of $1.2 million. Excluding the impact of these items, our operating income margin was 19.5% for the three months ended September 30, 2015. The decrease in the operating income margin period over period is primarily related to the effects of the laboratory rate reductions from CMS, which accounted for approximately 0.8% of the decrease.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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
During the second quarter of 2016, we reassessed our segment reporting and realigned the disclosures to reflect the review and decision making made by the CODM. The purpose of these changes was to replace operating income with adjusted EBITDA as the primary profit/loss metric reviewed by the CODM in making key business decisions and on allocation of resources. We have revised the segment disclosures below to replace operating income with adjusted EBITDA and have provided a reconciliation from adjusted EBITDA back to net income in the reported condensed consolidated financial information. These changes had no effect on our reportable segments, which are presented consistent with prior periods.
The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Surgical facility services	$256,795	$219,631	$766,248	$643,900
Ancillary services	22,684	16,347	62,967	41,557
Optical services	3,203	3,621	10,222	11,112
Total revenues	$282,682	$239,599	$839,437	$696,569

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Adjusted EBITDA:
Surgical facility services	$53,347	$44,031	$153,318	$129,337
Ancillary services	2,573	4,957	9,141	13,257
Optical services	1,276	929	3,004	3,120
Total segment adjusted EBITDA (3)	$57,196	$49,917	$165,463	$145,714

General and administrative expenses	$(14,985)	$(11,236)	$(42,205)	$(34,944)
Non-cash stock compensation expense	691	426	1,326	1,279
Contingent acquisition compensation expense	1,530	—	3,060	—
Management fee (4)	—	750	—	2,250
Acquisition related costs	316	—	1,561	—

Total adjusted EBITDA (3)	$44,748	$39,857	$129,205	$114,299

Net income attributable to non-controlling interests	$16,672	$16,906	$54,392	$52,061
Depreciation and amortization	(9,713)	(8,611)	(28,984)	(25,538)
Interest and other expense, net	(26,475)	(26,573)	(74,863)	(78,507)
Income tax benefit (expense)	1,694	(3,917)	(2,496)	(8,368)
Non-cash stock compensation expense	(691)	(426)	(1,326)	(1,279)
Contingent acquisition compensation expense	(1,530)	—	(3,060)	—
Management fee (4)	—	(750)	—	(2,250)
Merger transaction, integration and practice acquisition costs (5)	(2,471)	(1,541)	(8,579)	(15,189)
(Loss) gain on disposal or impairment of long-lived assets, net	(572)	(1,161)	(1,697)	1,522
Tax receivable agreement expense	(3,733)	—	(3,733)	—
Loss on debt refinancing	(3,595)	—	(11,876)	—
Total net income	$14,334	$13,784	$46,983	$36,751
(3) The above table reconciles adjusted EBITDA by segment to net income as reflected in the unaudited condensed consolidated statements of operations.
When we use the term “Adjusted EBITDA,” we are referring to net income minus (a) net income attributable to non-controlling interests plus (b) income tax (benefit) expense, (c) interest and other expense, net, (d) depreciation and amortization, (e) management fee, (f) merger transaction, integration and practice acquisition costs, (g) non-cash stock compensation expense, (h) loss on debt refinancing, (i) contingent acquisition compensation expense (j) tax receivable agreement expense and (k) (gain) loss on disposal disposal or impairment of long-lived assets. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of Adjusted EBITDA generated by our surgical facilities and other operations.
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
(5) This amount includes merger transaction and integration costs of $1.9 million and $6.4 million for the three and nine months ended September 30, 2016, respectively, and practice acquisition costs of $607,000 and $2.2 million for the three and nine months ended September 30, 2016, respectively.
This amount includes merger transaction and integration costs of $1.2 million and $14.9 million for the three and nine months ended September 30, 2015, respectively, and practice acquisition costs of $292,000 for both the three and nine months ended September 30, 2015.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

	September 30, 2016	December 31, 2015
Assets:
Surgical facility services	$1,868,349	$1,762,396
Ancillary services	174,068	118,198
Optical services	24,357	25,537
Total	$2,066,774	$1,906,131

General and administrative	$181,951	$198,312
Total assets	$2,248,725	$2,104,443

	Nine Months Ended September 30,
	2016	2015
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$21,151	$13,300
Ancillary services	3,450	561
Optical services	323	89
Total	$24,924	$13,950

General and administrative	$3,453	$4,165
Total cash purchases of property and equipment, net	$28,377	$18,115
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
We hold less than a majority of the economic interests in five surgical facilities, three anesthesia practices and one physician practice over which we exercise control. Our control is exhibited through our financial interests, duties, rights and responsibilities for the day-to-day management of the entity. We also consider the relevant sections of the Accounting Standard Codification ("ASC") 810, Consolidation, to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. As we are the primary beneficiary, we consolidated the above eight entities at September 30, 2016.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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
We estimate our allowances for doubtful accounts using similar information and analysis. While we believe that our allowances for contractual adjustments and doubtful accounts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations. Because in most cases we have the ability to verify a patient’s insurance coverage before services are rendered, and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal. Our net accounts receivable reflected allowances for doubtful accounts of $28.2 million and $18.3 million at September 30, 2016 and December 31, 2015, respectively.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 67 days for the nine months ended September 30, 2016 and 60 days for the year ended December 31, 2015.
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
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay payors as a percentage of total revenues were approximately 1.6% and 1.8% for the nine months ended September 30, 2016 and 2015, respectively.
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
SEPTEMBER 30, 2016

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
As of September 30, 2016, we maintained a valuation allowance against certain state NOLs and capital losses for which we believe it is more likely than not that they will not be realized. On a quarterly basis, we continue to monitor results. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
For the nine months ended September 30, 2016, we recorded income tax expense at a rate of approximately 5.0% of income before income taxes.  As a percentage of income before income taxes, we expect the tax rate to remain relatively constant throughout the year.  As a percentage of net income after income attributable to noncontrolling interests, we expect the tax rate for the year to be between 41% and 42%.  Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to noncontrolling interests will vary based upon the relative net income from period to period.
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
The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. in the future. At September 30, 2016, we estimate the total amounts payable under the TRA to be approximately $123.6 million, if the tax benefits of related deferred tax assets are ultimately realized.
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
Off-Balance Sheet Arrangements
From time to time, we guarantee our pro-rata share of the third-party debts and other obligations of certain of the non-consolidated partnerships and limited liability companies in which we own an interest. In most instances of these guarantees, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing. At September 30, 2016, we did not guarantee any debt of our non-consolidated surgical facilities.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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
Results of Operations
The following tables summarize certain results from the statements of operations for the three and nine months ended September 30, 2016 and 2015. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$282,682	100.0%	$239,599	100.0%
Operating expenses:
Cost of revenues	201,394	71.2%	168,821	70.5%
General and administrative expenses (includes contingent acquisition compensation expense of $1,530 in 2016)	14,985	5.3%	11,236	4.7%
Depreciation and amortization	9,713	3.4%	8,611	3.6%
Provision for doubtful accounts	8,514	3.0%	5,840	2.4%
Income from equity investments	(1,167)	(0.4)%	(1,320)	(0.6)%
Loss on disposal or impairment of long-lived assets, net	572	0.2%	1,161	0.5%
Loss on debt refinancing	3,595	1.3%	—	—%
Merger transaction and integration costs	1,864	0.7%	1,249	0.5%
Electronic health records incentive	364	0.1%	57	—%
Other income	—	—%	(330)	(0.1)%
Total operating expenses	239,834	84.8%	195,325	81.5%
Operating income	42,848	15.2%	44,274	18.5%
Tax receivable agreement expense	(3,733)	(1.3)%	—	—%
Interest expense, net	(26,475)	(9.4)%	(26,573)	(11.1)%
Income before income taxes	12,640	4.5%	17,701	7.4%
Income tax (benefit) expense	(1,694)	(0.6)%	3,917	1.6%
Net income	14,334	5.1%	13,784	5.8%
Less: Net income attributable to non-controlling interests	(16,672)	(5.9)%	(16,906)	(7.1)%
Net loss attributable to Surgery Partners, Inc.	$(2,338)	(0.8)%	$(3,122)	(1.3)%

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$839,437	100.0%	$696,569	100.0%
Operating expenses:
Cost of revenues	606,949	72.3%	486,152	69.8%
General and administrative expenses (includes contingent acquisition compensation expense of $3,060 in 2016)	42,205	5.0%	34,944	5.0%
Depreciation and amortization	28,984	3.5%	25,538	3.7%
Provision for doubtful accounts	15,931	1.9%	16,049	2.3%
Income from equity investments	(3,007)	(0.4)%	(2,866)	(0.4)%
Loss (gain) on disposal or impairment of long-lived assets, net	1,697	0.2%	(1,522)	(0.2)%
Loss on debt refinancing	11,876	1.4%	—	—%
Merger transaction and integration costs	6,361	0.8%	14,897	2.1%
Electronic health records incentive	269	—%	107	—%
Other expense (income)	97	—%	(356)	(0.1)%
Total operating expenses	711,362	84.7%	572,943	82.3%
Operating income	128,075	15.3%	123,626	17.7%
Tax receivable agreement expense	(3,733)	(0.4)%	—	—%
Interest expense, net	(74,863)	(8.9)%	(78,507)	(11.3)%
Income before income taxes	49,479	5.9%	45,119	6.5%
Income tax expense	2,496	0.3%	8,368	1.2%
Net income	46,983	5.6%	36,751	5.3%
Less: Net income attributable to non-controlling interests	(54,392)	(6.5)%	(52,061)	(7.5)%
Net loss attributable to Surgery Partners, Inc.	$(7,409)	(0.9)%	$(15,310)	(2.2)%
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Overview. During the three months ended September 30, 2016, our revenues increased 18.0% to $282.7 million from $239.6 million for the three months ended September 30, 2015. We incurred a net loss attributable to Surgery Partners, Inc. for the 2016 period of $2.3 million, compared to $3.1 million for the 2015 period.
Revenues. Revenues for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Dollar Variance	Percent Variance

Patient service revenues	$278,195	$234,799	$43,396	18.5%
Optical service revenues	3,203	3,621	(418)	(11.5)%
Other service revenues	1,284	1,179	105	8.9%
Total revenues	$282,682	$239,599	$43,083	18.0%
Patient service revenues increased 18.5% to $278.2 million for the three months ended September 30, 2016 compared to $234.8 million for the three months ended September 30, 2015. This increase in patient service revenues was primarily attributable to the integration of our 2016 and 2015 acquisitions.
Cost of Revenues. Cost of revenues increased to $201.4 million for the three months ended September 30, 2016 compared to $168.8 million for the three months ended September 30, 2015 primarily attributable to the integration of our 2015 and 2016 acquisitions. As a percentage of revenues, cost of revenues were 71.2% for the 2016 period and 70.5% for the 2015 period. The increase as a percentage of revenues is primarily related to the effects of the laboratory rate reductions from CMS, which accounted for approximately 0.8% of the increase.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

General and Administrative Expenses. General and administrative expenses increased to $15.0 million for the three months ended September 30, 2016 compared to $11.2 million for the three months ended September 30, 2015. The 2016 period includes contingent acquisition compensation expense of $1.5 million. As a percentage of revenues, general and administrative expenses were 5.3% for the 2016 period compared to 4.7% for the 2015 period. General and administrative expenses as a percentage of revenues adjusted for contingent acquisition compensation expense, stock compensation expense and management fees would be 4.5% and 4.2% for the 2016 and 2015 periods, respectively.
Depreciation and Amortization. Depreciation and amortization increased to $9.7 million for the three months ended September 30, 2016 compared to $8.6 million for the three months ended September 30, 2015. As a percentage of revenues, depreciation and amortization expenses were 3.4% for the 2016 period and 3.6% for the 2015 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $8.5 million for the three months ended September 30, 2016 compared to $5.8 million for the three months ended September 30, 2015. As a percentage of revenues, the provision for doubtful accounts was 3.0% for the 2016 period and 2.4% for the 2015 period.
Loss on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was $572,000 for the three months ended September 30, 2016 compared to $1.2 million for the three months ended September 30, 2015.
Loss on Debt Refinancing. We incurred a loss on debt refinancing of $3.6 million for the three months ended September 30, 2016 in connection with the amendment to the 2014 First Lien.
Merger Transaction and Integration Costs. We incurred $1.9 million of merger transaction and integration costs for the three months ended September 30, 2016 compared to $1.2 million for the three months ended September 30, 2015, primarily related to the Merger and other acquisitions.
Operating Income. Our operating income margin decreased to 15.2% for the three months ended September 30, 2016 from 18.5% for the three months ended September 30, 2015. During the three months ended September 30, 2016, we recorded $1.9 million of merger transaction and integration costs related to the Merger and other acquisitions, loss on debt refinancing of $3.6 million, contingent acquisition compensation expense of $1.5 million, and a loss on disposal of long-lived assets of $572,000. Excluding the impact of these items, our operating income margin was 17.8% for the three months ended September 30, 2016.
During the three months ended September 30, 2015, we recorded $1.2 million of merger transaction and integration costs related to the Merger and a loss on disposal of long-lived assets of $1.2 million. Excluding the impact of these items, our operating income margin was 19.5% for the three months ended September 30, 2015. The decrease in the operating income margin period over period is primarily related to the effects of the laboratory rate reductions from CMS, which accounted for approximately 0.8% of the decrease.
Tax Receivable Agreement Expense. We incurred tax receivable agreement expense of $3.7 million for the three months ended September 30, 2016. The increase was the result of additional pre-IPO losses as determined after the filing of our 2015 income tax returns, as well as revisions in the expected timing of payments based upon current year operations.
Interest Expense, Net. Interest expense, net, was $26.5 million and $26.6 million for the three months ended September 30, 2016 and 2015, respectively.
Income Tax (Benefit) Expense.  The income tax benefit was $1.7 million for the three months ended September 30, 2016 compared to income tax expense of $3.9 million for the three months ended September 30, 2015. The effective tax rate was (13.4)% for the three months ended September 30, 2016 compared to 22.1% for the three months ended September 30, 2015. As a percentage of net income after income attributable to noncontrolling interests, we expect the tax rate for the year to be between 41% and 42%.  Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to noncontrolling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests decreased to $16.7 million for the three months ended September 30, 2016 compared to $16.9 million for the three months ended September 30, 2015. As a percentage of revenues, net income attributable to non-controlling interests was 5.9% in the 2016 period and 7.1% for the 2015 period.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Overview. During the nine months ended September 30, 2016, our revenues increased 20.5% to $839.4 million from $696.6 million for the nine months ended September 30, 2015. We incurred a net loss attributable to Surgery Partners, Inc. for the 2016 period of $7.4 million, compared to $15.3 million for the 2015 period.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

Revenues. Revenues for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Dollar Variance	Percent Variance

Patient service revenues	$822,966	$682,260	$140,706	20.6%
Optical service revenues	10,222	11,112	(890)	(8.0)%
Other service revenues	6,249	3,197	3,052	95.5%
Total revenues	$839,437	$696,569	$142,868	20.5%
Patient service revenues increased 20.6% to $823.0 million for the nine months ended September 30, 2016 compared to $682.3 million for the nine months ended September 30, 2015. This increase in patient service revenues was primarily attributable to the integration of our 2015 and 2016 acquisitions.
Cost of Revenues. Cost of revenues increased to $606.9 million for the nine months ended September 30, 2016 compared to $486.2 million for the nine months ended September 30, 2015 primarily attributable to the integration of our 2016 and 2015 acquisitions. As a percentage of revenues, cost of revenues were 72.3% for the 2016 period and 69.8% for the 2015 period. The increase as a percentage of revenues is primarily related to the effects of the laboratory rate reductions from CMS, which accounted for approximately 1.0% of the increase.
General and Administrative Expenses. General and administrative expenses increased to $42.2 million for the nine months ended September 30, 2016 compared to $34.9 million for the nine months ended September 30, 2015. The 2016 period includes contingent acquisition compensation expense of $3.1 million. As a percentage of revenues, general and administrative expenses were 5.0% for both the 2016 and 2015 periods. General and administrative expenses as a percentage of revenues adjusted for contingent acquisition compensation expense, stock compensation expense and management fees would be 4.5% for both 2016 and 2015 periods.
Depreciation and Amortization. Depreciation and amortization increased to $29.0 million for the nine months ended September 30, 2016 compared to $25.5 million for the nine months ended September 30, 2015. As a percentage of revenues, depreciation and amortization expenses were 3.5% for the 2016 period and 3.7% for the 2015 period.
Provision for Doubtful Accounts. The provision for doubtful accounts decreased to $15.9 million for the nine months ended September 30, 2016 compared to $16.0 million for the nine months ended September 30, 2015. As a percentage of revenues, the provision for doubtful accounts was 1.9% for the 2016 period and 2.3% for the 2015 period.
Loss (Gain) on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was $1.7 million for the nine months ended September 30, 2016 compared to a net gain of $1.5 million for the nine months ended September 30, 2015.
Loss on Debt Refinancing. We incurred a loss on debt refinancing of $11.9 million for the nine months ended September 30, 2016 in connection with the amendment of the 2014 First Lien, the paydown of the 2014 Second Lien, defined herein, and the write-off of the related debt issuance costs and discount in addition to a prepayment penalty.
Merger Transaction and Integration Costs. We incurred $6.4 million of merger transaction and integration costs for the nine months ended September 30, 2016 compared to $14.9 million for the nine months ended September 30, 2015, related to the Merger and other acquisitions.
Operating Income. Our operating income margin for the nine months ended September 30, 2016 decreased to 15.3% from 17.7% during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we recorded a loss on debt refinancing of $11.9 million, $6.4 million of merger transaction and integration costs related to the Merger and other acquisitions, contingent acquisition compensation expense of $3.1 million and a loss on disposal of long-lived assets of $1.7 million. Excluding the impact of these items, our operating income margin was 18.0% for the nine months ended September 30, 2016.
During the nine months ended September 30, 2015, we recorded $14.9 million of merger transaction and integration costs related to the Merger and a gain on disposal of long-lived assets of $1.5 million. Excluding the impact of these items, our operating income margin was 19.7% for the nine months ended September 30, 2015. The decrease in the operating income margin period over period is primarily related to the effects of the laboratory rate reductions from CMS which comprised approximately 1.0% of the decline.
Tax Receivable Agreement Expense. We incurred tax receivable agreement expense of $3.7 million for the nine months ended September 30, 2016. The increase was the result of additional pre-IPO losses as determined after the filing of our 2015 income tax returns, as well as revisions in the expected timing of payments based upon current year operations.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

Interest Expense, Net. Interest expense, net, was $74.9 million for the nine months ended September 30, 2016 compared to $78.5 million for the nine months ended September 30, 2015. The decrease was primarily attributable to the paydown of the 2014 Second Lien in the fourth quarter of 2015 in connection with our IPO.
Income Tax Expense.  The income tax expense was $2.5 million for the nine months ended September 30, 2016 compared to $8.4 million for the nine months ended September 30, 2015. The effective tax rate was 5.0% for the nine months ended September 30, 2016 compared to 18.5% for the nine months ended September 30, 2015. As a percentage of net income after income attributable to noncontrolling interests, we expect the tax rate for the year to be between 41% and 42%. Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to noncontrolling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests increased to $54.4 million for the nine months ended September 30, 2016 compared to $52.1 million for the nine months ended September 30, 2015. As a percentage of revenues, net income attributable to non-controlling interests was 6.5% in the 2016 period and 7.5% for the 2015 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the nine months ended September 30, 2016, our cash flow provided by operating activities increased to $92.9 million compared to $60.3 million in the nine months ended September 30, 2015. This increase was primarily related to the growth from acquisition activity occurring subsequent to the 2015 period. At September 30, 2016, we had working capital of $150.1 million compared to $129.7 million at December 31, 2015.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2016 was $154.4 million, which included $28.4 million related to purchases of property and equipment, including $4.9 million related to the relocation of our hospital in Great Falls, Montana. Additionally, we paid $126.0 million in cash for acquisitions (net of cash acquired), of which $109.4 million, excluding the $16.6 million of contingent acquisition consideration, related to the purchase of four surgical facilities, one of which was merged with an existing facility, eight physician practices, a lab and a pharmacy. The remaining amount included an additional payment of $16.6 million to fund the final escrow payment related to the Merger.
Net cash used in investing activities during the nine months ended September 30, 2015 was $39.5 million, which included $18.1 million related to purchases of property and equipment. Additionally, we purchased one surgical facility, ten physician practices and two anesthesia practices for an aggregate purchase price of $32.6 million (net of cash acquired) and sold our interest in two surgical facilities for $11.2 million.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2016 was $58.8 million. During this period, we made distributions to non-controlling interests holders of $49.4 million and received cash related to ownership transactions with consolidated affiliates of $1.1 million. Further, we made repayments on our long-term debt of $454.0 million offset by borrowings of $580.9 million. Our repayments and borrowings included a $91.5 million draw down and subsequent repayment of $184.8 million on our Revolver during the period. In addition, we paid debt issuance costs and the original issue discount of $14.3 million and a prepayment penalty on the payoff of the 2014 Second Lien of $4.9 million.
Net cash used in financing activities during the nine months ended September 30, 2015 was $38.9 million. During this period, we made distributions to non-controlling interests holders of $51.2 million and payments related to ownership transactions with consolidated affiliates of $12.0 million. We made scheduled repayments on our long-term debt of $63.5 million. These were offset by cash inflows from debt borrowings of $85.4 million.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

Long-Term Debt
A summary of long-term debt follows (in thousands):

	September 30, 2016	December 31, 2015

2014 Revolver Loan	$32,000	$125,250
2014 First Lien Credit Agreement	934,375	861,300
2014 Second Lien Credit Agreement	—	246,500
Senior Unsecured Notes	400,000	—
Subordinated Notes	1,000	1,000
Notes payable and secured loans	40,166	40,615
Capital lease obligations	13,425	11,316
Less: unamortized debt issuance costs and discount	(34,037)	(30,622)
Total debt	1,386,929	1,255,359
Less: Current maturities	29,105	27,247
Total long-term debt	$1,357,824	$1,228,112
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
We have the option of classifying borrowings under the Revolver as either Alternate Base Rate ("ABR") loans or Eurodollar ("ED") loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%. In addition to the base rate, we are required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period. In addition to the base rate, we are required to pay a 4.25% margin for ED loans. We must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver. On March 31, 2016, we prepaid $126.5 million on the Revolver with proceeds from the issuance of the Senior Unsecured Notes described below. As of September 30, 2016, our availability on the Revolver was $114.9 million (including outstanding letters of credit of $3.1 million).
The 2014 First Lien Credit Agreement governs the Revolver and contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. It additionally includes the requirement, if triggered, that we maintain a net leverage ratio within a specified range. As of September 30, 2016, we were in compliance with the covenants contained in the 2014 First Lien Credit Agreement.
2014 First Lien Credit Agreement
The 2014 First Lien Credit Agreement (“2014 First Lien”), entered into on November 3, 2014, is a senior secured obligation of Surgery Center Holdings, Inc. and is guaranteed on a senior secured basis by SP Holdco I, Inc. and certain of our subsidiaries. The 2014 First Lien matures on November 3, 2020. On March 24, 2016, Surgery Center Holdings, Inc. and certain of our subsidiaries entered into an amendment to the 2014 First Lien to obtain an incremental term loan in an aggregate principal amount of $80.0 million, which increased the total term loan obligation under the 2014 First Lien to $950.0 million. We used $57.4 million of these proceeds to purchase an integrated physician practice, anesthesia company, laboratory and billing company and an 80% ownership in a surgical facility located in Jacksonville, Florida and for other corporate purposes. On September 26, 2016, we entered into an amendment to the 2014 First Lien to reduce the interest margins for an ABR loan to 2.75% and for an ED loan to 3.75%.
We have the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, we are required to pay a 2.75% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, we are required to pay a 3.75% margin for ED loans. Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

statements have been delivered, we are required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of September 30, 2016.
In connection with the incremental loan of $80.0 million in March 2016, we recorded an additional $1.6 million and $3.3 million as original issue discount and amounts paid to lender for debt related issuance costs, respectively. In connection with the amendment in September 2016, we incurred a loss on debt refinancing of $3.6 million which included the write off loan costs.
The 2014 First Lien Credit Agreement governs the 2014 First Lien and contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. As of September 30, 2016, we were in compliance with the covenants contained in the credit agreement. The 2014 First Lien is collateralized by substantially all of our assets.
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement (“2014 Second Lien”), entered into on November 3, 2014, was prepaid in full on March 31, 2016 as described below. The 2014 Second Lien was a senior secured obligation of Surgery Center Holdings, Inc. and was guaranteed on a senior secured basis by SP Holdco I, Inc. and certain of our subsidiaries. On March 31, 2016, we repaid the remaining principal of the 2014 Second Lien of $252.8 million with the proceeds of the issuance of the Senior Unsecured Notes, defined below, of which $1.3 million was accrued interest. In connection with the prepayment, we incurred a loss on debt refinancing of $8.3 million which included the write-off of loan costs and the original issue discount and a prepayment penalty.
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
Notes Payable and Secured Loans
Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At September 30, 2016, we were in compliance with the covenants contained in the credit agreement. We and our subsidiaries had notes payable to financial institutions of $40.2 million and $40.6 million as of September 30, 2016 and December 31, 2015, respectively. The Company and its subsidiaries also provide a corporate guarantee of certain indebtedness of the Company’s subsidiaries.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

Capital Lease Obligations
We are liable to various vendors for several equipment leases.  The carrying value of the leased assets was $14.6 million and $12.3 million as of September 30, 2016 and December 31, 2015, respectively.
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
We use EBITDA as a measure of liquidity. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. When we use the term "Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for (a) management fee, (b) merger transaction, integration and practice acquisition costs, (c) termination of management agreement and IPO costs, (d) tax receivable agreement expense, (e) non-cash stock compensation expense, (f) loss on debt refinancing, (g) contingent acquisition compensation expense and (h) (gain) loss on disposal or impairment of long-lived assets.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

The following table reconciles EBITDA and Adjusted EBITDA to net income (in thousands and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Condensed Consolidated Statements of Operations Data (in thousands):
Net income	$14,334	$13,784	$46,983	$36,751
(Minus):
Net income attributable to non-controlling interests	16,672	16,906	54,392	52,061
Plus (minus):
Income tax (benefit) expense	(1,694)	3,917	2,496	8,368
Interest expense, net	26,475	26,573	74,863	78,507
Depreciation and amortization	9,713	8,611	28,984	25,538
EBITDA	32,156	35,979	98,934	97,103
Plus:
Management fee (1)	—	750	—	2,250
Merger transaction, integration and practice acquisition costs	2,471	1,541	8,579	15,189
Non-cash stock compensation expense	691	426	1,326	1,279
Loss on debt refinancing	3,595	—	11,876	—
Tax receivable agreement expense	3,733	—	3,733	—
Contingent acquisition compensation expense	1,530	—	3,060	—
Loss (gain) on disposal or impairment of long-lived assets, net	572	1,161	1,697	(1,522)
Adjusted EBITDA	$44,748	$39,857	$129,205	$114,299
(1): Fee payable pursuant the Management and Investment Advisory Services Agreement between the Company and Bayside Capital, Inc., which terminated in connection with our IPO.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

The following table reconciles EBITDA, Adjusted EBITDA and Credit Agreement EBITDA to net income (in thousands and unaudited):

Twelve Months Ended September 30, 2016
Condensed Consolidated Statements of Operations Data (in thousands):
Net income	$83,077
(Minus):
Net income attributable to non-controlling interests	73,747
Plus (minus):
Income tax benefit	(154,854)
Interest expense, net	97,336
Depreciation and amortization	37,991
EBITDA	(10,197)
Plus:
Merger transaction, integration and practice acquisition costs	13,969
Termination of management agreement and IPO costs	5,834
Tax receivable agreement	123,644
Non-cash stock compensation expense	7,549
Contingent acquisition compensation expense	3,060
Loss on debt refinancing	27,978
Gain on disposal of investments and long-lived assets, net	1,122
Adjusted EBITDA	172,959
Plus:
Acquisitions (1)	45,183
De novo start-up losses (2)	1,248
Credit Agreement EBITDA	$219,390
(1): Represents impact of acquired anesthesia entities, physician practices and surgical facilities as if each acquisition had occurred on October 1, 2015 including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with rolling out our suite of ancillary services throughout both the acquired entities and Symbion portfolio. Further, this includes revenue synergies from other business initiatives as defined in the Credit Agreement.
(2): Relates to the losses associated with de novo in-market physician practices opened during the last twelve months.
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
SEPTEMBER 30, 2016

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
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. We are currently evaluating the impact this new guidance may have on the condensed consolidated cash flows.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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
On June 25, 2015, the United States Supreme Court upheld the legality of premium subsidies made available by the federal government to individuals residing in states that have federally-run health insurance exchanges. The subsidies are provided to low-income individuals to assist with the cost of purchasing health insurance through federally-run health insurance exchanges. Other legal challenges to the Affordable Care Act are pending.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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
In April 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was enacted, which ties quality measure reporting and performance to Medicare reimbursement for physicians and physician practices. Beginning in 2019, Medicare compensation to physicians and physician practices will be subject to adjustment under the Merit-Based Incentive Payment System (“MIPS”). Under MIPS, physicians will be assigned a composite performance score based on measures of quality, resource use, meaningful use of electronic health records, and clinical practice improvement activities. A threshold performance score will be set annually by CMS at the mean or median of all composite scores for a prior annual performance period. Performance exceeding the threshold will result in a positive adjustment, performance below the threshold will result in a negative adjustment, and performance at the threshold will result in no adjustment. Physicians who participate in certain alternative payment models, such as accountable care organizations, will be guaranteed a positive payment adjustment under MACRA. The effect of the payment methodology changes under MACRA on our physician practices cannot be predicted.
Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the Department of Health and Human Services (“HHS”). Among other things, these regulations, known as “conditions for coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than critical access hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our five facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. As of September 30, 2016, two of our hospitals, which do not have an emergency room, maintain a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with the 2007 CMS policy memorandum. Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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
The Medicare payment update for ASCs for calendar year 2016 was a net increase of 0.3% consisting of 0.8% inflation minus a 0.5% productivity adjustment.  On November 1, 2016, CMS finalized the payment update for ASCs for calendar year 2017, which is projected to be a net increase of 1.9% consisting of 2.2% inflation minus a 0.3% productivity adjustment.  We do not anticipate that this payment adjustment will materially affect our results.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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
Five of our facilities are licensed as hospitals as of September 30, 2016. The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation. Changes in the Affordable Care Act include:

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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
Adoption of Electronic Health Records
The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning in 2011 and extending through 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and Stage 2 took effect for

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

hospitals beginning in fiscal year 2014. On October 16, 2015, CMS published a final rule that consolidated Stage 1 and Stage 2 into a “Modified Stage 2” effective as of 2015 and set out requirements for Stage 3, which is set to take full effect in 2018. In connection with the acquisition of Symbion, we acquired six surgical facilities that are licensed as hospitals, five of which we own as of September 30, 2016. These hospitals began the implementation of EHR initiatives in 2012. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs. We recorded expense related to returned payments of $364,000 and $269,000 which was recognized during the three and nine months ended September 30, 2016, respectively. We incurred negligible costs for hardware, software and implementation expenses during the same periods. We do not currently know the extent of additional costs that will be associated with implementation of additional systems or the amount of future incentives that we will receive.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
SEPTEMBER 30, 2016

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
Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At September 30, 2016, $468.7 million of our outstanding debt was in fixed rate instruments and the remaining $918.3 million was in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of September 30, 2016, our quarterly interest expense would increase by approximately $1.3 million. The changes in such amounts as compared to December 31, 2015 are primarily attributable to the gross proceeds of the Senior Unsecured Notes offering of $400 million. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2016 based on our indebtedness at September 30, 2016.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on, and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Our corporate headquarters is located in Nashville, Tennessee at 40 Burton Hills Boulevard, Suite 500, where we currently lease approximately 44,000 square feet of office space under a lease that extends through December 31, 2017. We previously entered into a lease agreement to transfer our corporate headquarters to an approximately 56,000 square foot location in Brentwood, Tennessee upon expiration of our current lease on December 31, 2017. On August 29, 2016, we entered into a first amendment to that lease agreement for the Brentwood, Tennessee location which, among other things, expands the rented square footage to approximately 68,335. This amendment has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

No.	Description

10.1	First Amendment to Lease Agreement, dated August 29, 2016, between Highwoods Realty Limited Partnership and Surgery Partners, Inc.
10.2
Amendment No. 4 to Credit Agreement, dated as of September 26, 2016, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2016).

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

SURGERY PARTNERS, INC.

By:	/s/ Teresa F. Sparks Teresa F. Sparks Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 10, 2016

EXHIBIT INDEX

No.	Description

10.1	First Amendment to Lease Agreement, dated August 29, 2016, between Highwoods Realty Limited Partnership and Surgery Partners, Inc.
10.2
Amendment No. 4 to Credit Agreement, dated as of September 26, 2016, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2016).

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