Form 10-K
period 2016-12-31
Surgery Partners, Inc.
filed 2017-03-10
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2016, was $255.7 million.
As of March 9, 2017, there were 48,625,166 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held May 2, 2017 are incorporated by reference into Part III of this report.

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

1

PART 1
Item 1. Business
Overview
We are a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care in support of our patients and physicians. Founded in 2004 as a limited liability company, to own and operate ambulatory surgery centers (“ASCs”), provide anesthesia services, and operate physician practices, we expanded our business in 2011 by acquiring NovaMed, Inc. and in 2014, we acquired Symbion Holdings Corporation (“Symbion”). Further, we completed an initial public offering ("IPO") in October 2015. We are now one of the largest and fastest growing surgical services businesses in the country.
As of December 31, 2016, we owned or operated primarily in partnership with physicians, a portfolio of 104 surgical facilities comprised of 99 ASCs and five surgical hospitals (“surgical hospitals,” and together with ASCs referred to as “surgical facilities” or “facilities”) across 29 states and we owned a majority interest in 74 of these facilities. Additionally, approximately 73% of these facilities were multi-specialty focused. During 2016, over 4,000 physicians provided services to over 600,000 patients in our surgical facilities generating $1.0 billion in revenue.
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
Advancements in Medical Technology
New technologies, faster acting and more effective anesthesia and less invasive surgical techniques have increased the number of procedures that can be performed in an ASC. Lasers, arthroscopy, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time for patients. Advances in the use of anesthesia have shortened recovery time by minimizing postoperative side effects such as nausea and drowsiness. Procedures that only a few years ago required major incisions, long-acting anesthetics and extended convalescence can now be performed through closed techniques utilizing short-acting anesthetics and with minimal recovery time. Of these new techniques and technologies, more complex surgical procedures that previously were performed only on an inpatient basis can now be performed in an ASC. Medicare, often the benchmark for other insurance plans, has approved approximately 3,400 procedures to be performed in a surgery center. We believe that ASCs are likely to receive continued regulatory support as more cost effective alternative surgical procedures can be performed in the ASC setting compared to the traditional, inpatient hospital setting.
Improved Outcomes and Convenience for Patients at Lower Costs
ASCs provide outstanding patient safety and superior clinical outcomes due to the focus and specialization of a center’s professional staff. ASCs have lower rates of inpatient hospital admission, hospital-acquired infections and mortality than hospital-based outpatient surgery departments. Finally, ASCs often offer patients greater convenience than hospital outpatient departments with more convenient locations and ability to schedule surgery.
Compelling Value Proposition for Physicians
Many physicians prefer surgical facilities over general acute care hospitals because of greater scheduling flexibility, more consistent nurse staffing and faster turnaround times between cases, which allows physicians to increase the number of surgical procedures they can perform in a given period of time. Due to the non-emergency, elective nature of most ASC procedures, physicians’ schedules are rarely interrupted, enabling physicians to more efficiently secure preferred blocks of time in the operating room. This is in contrast to acute care hospitals, where medical emergencies often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgical procedures, disrupting physicians’ practices and inconveniencing patients. Physicians are also increasingly interested in pursuing partnerships with other physicians in order to gain greater stability, access to scaled clinical and operating systems and a pathway to participating in new payment models. These partnerships help relieve physicians of the financial and administrative burdens resulting from uncertainty regarding reimbursement and healthcare legislation. In addition, our ancillary services provide support for our surgical specialists who are then relieved from the additional burden of coordinating third-party support services.
Reduced Costs for Payors
There has been an increased focus on controlling the growth of healthcare expenditures and as a result, cost containment measures have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost effective alternate sites, including ASCs. Government programs, private insurance companies, managed care organizations and self-insured employers have implemented these cost containment measures to limit increases in healthcare expenditures, including procedure reimbursement. In addition, as patients are facing increased financial responsibility through higher co-pays and deductibles, there is increased consumerism as patients are encouraged to find more cost effective options for their healthcare. Surgery performed at an ASC is generally less expensive than hospital-based outpatient surgery because of lower facility development costs, more efficient staffing and space utilization, a specialized operating environment focused on quality of care and aligned incentives for physicians and ASCs to control costs and improve efficiency. A procedure in an ASC costs, on average, approximately 73% of what the same procedure costs when performed in a hospital surgery department, according to an Ambulatory Surgery Center Association analysis of 2014 Medicare fee schedules. These cost savings will continue to incentivize constituents across the healthcare continuum to shift the delivery of surgical procedures to ASCs.
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
Surgical Facility Services Segment: Our surgical facility services segment consists of the operation of ASCs and surgical hospitals, and includes our anesthesia services. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, GI, general surgery, ophthalmology, orthopedics, and pain management.
Ancillary Services Segment: Our ancillary services segment consists of a diagnostic laboratory, a specialty pharmacy and multi-specialty physician practices. These physician practices include our owned and operated physician practices pursuant to long-term management service agreements.
Optical Services Segment: Our optical services segment consists of an optical laboratory and an optical products group purchasing organization. Our optical laboratory manufactures eyewear, while our optical products purchasing organization negotiates volume buying discounts with optical product manufacturers.

Surgical Facility Services Segment
Surgical Facility Operations
As of December 31, 2016, we owned (primarily with physician investors or healthcare systems) or operated 104 surgical facilities including five that are licensed as hospitals.
Our typical ASC is a free-standing facility for planned, surgical procedures performed on an outpatient basis on patients not requiring hospitalization and for whom an overnight stay is not expected after surgery. Each center typically has one to four operating or procedure rooms with areas for reception, pre-operative care, recovery and administration. The average facility size is 8,000 to 12,000 square feet. Centers are specifically tailored to meet the needs of physician-partners and their specialties. Of our 99 ASCs, 97 utilize leased real property. We expect to be able to renew or replace a substantial majority of these leases on substantially similar terms. The staff of our ASCs generally includes a center administrator, registered nurses, operating room technicians, as well as other administrative staff.
Our surgical hospitals are generally larger than our ASCs and include inpatient hospital rooms and, in two cases, a limited scope emergency department. Our surgical hospitals also provide ancillary services such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy, oncology and wound care.
As of December 31, 2016, we provided anesthesia in 38 of our 104 surgical facilities. These services are provided by our certified registered nurse anesthetists or physician anesthesiologists. These employment or contract relationships vary by state to comply with corporate practice of medicine laws.
Each facility is licensed by the state and certified as a provider under federal programs. The facilities are available for use only by licensed physicians performing surgical procedures. We ensure consistent quality of care by assisting our partners with establishing and maintaining accreditation with the Accreditation Association for Ambulatory Health Care (“AAAHC”) or the Joint Commission, the accrediting bodies for the ASC and hospital industries. As of December 31, 2016, 80 of our 104 surgical facilities were accredited by either AAAHC or the Joint Commission, and the remainder were in the process of obtaining accreditation.
We operate both multi-specialty and single-specialty facilities. In multi-specialty facilities, a variety of surgical procedures are performed, including: GI, general surgery, ophthalmology, orthopedics and pain management. We have diversified our facility procedure mix by strategically introducing select specialties that will complement existing facilities. In many cases, we keep certain facilities as single-specialty where it suits an individual facility or market demand.
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
Surgical Facility Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups and healthcare systems. One of our wholly owned subsidiaries typically serves as the general partner or managing member of our surgical facilities.  We generally seek to own a majority interest in our surgical facilities, or otherwise have sufficient control over the facilities to be able to consolidate the financial results of operations of the facilities with ours.  In some instances, we will acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or healthcare systems.  We hold majority ownership in 74 of the 104 surgical facilities in which we own an interest. We provide intercompany loans to our consolidated facilities which often are secured by a pledge of assets of the partnership or limited liability company.  We also have a management agreement with the majority of our surgical facilities, under which we provide day-to-day management services for a management fee, which is typically equal to a percentage of the revenues of the facility.
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

Surgical Facilities
The following table sets forth information regarding each of our surgical facilities as of December 31, 2016:

Facility / State	City	Number of Operating Rooms	Number of Treatment Rooms	Surgery Partners Percentage Ownership

Alabama
Birmingham Surgery Center	Birmingham	5	3	37%
Arkansas
NovaMed Surgery Center of Jonesboro	Jonesboro	2	1	51%
California
Specialty Surgical Center of Beverly Hills / Brighton Way	Beverly Hills	6	3	26%
Specialty Surgical Center of Beverly Hills / Wilshire Boulevard	Beverly Hills	4	2	27%
Specialty Surgical Center of Encino	Encino	4	2	37%
Specialty Surgical Center of Irvine	Irvine	4	1	52%
SpinalCARE Surgicenter	Irvine	0	1	70%
Mission Hills Pain Treatment Center	Mission Viejo	0	2	70%
Specialty Surgical Center of Thousand Oaks	Westlake Village	4	2	20%	(1)
Center for Outpatient Surgery	Whittier	2	2	64%
Colorado
United Ambulatory Surgery Center	Colorado Springs	1	0	60%
NovaMed Surgery Center of Denver	Denver	2	1	51%
Animas Surgical Hospital	Durango	4	1	66%	(2)
			12 Hospital Rooms
Minimally Invasive Spine Institute	Lafayette	2	1	41%
Delaware
Delaware Outpatient Center for Surgery	Newark	4	4	49%
Florida
Cape Coral Surgery Center	Cape Coral	5	7	58%
Lee Island Coast Surgery Center	Fort Myers	5	3	43%
Laser and Outpatient Surgery Center	Gainesville	2	1	51%
Jacksonville Beach Surgery Center	Jacksonville	4	1	100%
Riverside Surgical Center	Jacksonville			80%
Lake Mary Surgery Center	Lake Mary	2	1	63%
Lake Worth Surgical Center	Lake Worth	3	1	87%
Palm Beach Outpatient Surgical Center	Lake Worth	2	1	60%
Tampa Bay Regional Surgery Center	Largo	1	2	51%
West Bay Surgery Center	Largo	4	4	100%
Park Place Surgery Center	Maitland	2	1	94%
Space Coast Surgery Center	Merritt Island	1	0	100%
The Gables Surgical Center	Miami	2	0	82%
Miami Surgical Center	Miami	6	1	58%
Suncoast Surgery Center	New Port Richey	2	1	25%	(5)
The Surgery Center of Ocala	Ocala	4	2	41%
Orange City Surgery Center	Orange City	2	1	51%
Downtown Surgery Center	Orlando	4	1	53%
Millenia Surgery Center	Orlando	2	4	60%
Sarasota Ambulatory Surgery Center	Sarasota	2	0	68%
Armenia Ambulatory Surgery Center	Tampa	2	4	94%
Westchase Surgery Center	Tampa	4	0	51%
New Tampa Surgery Center	Wesley Chapel	2	2	63%

Facility / State	City	Number of Operating Rooms	Number of Treatment Rooms	Surgery Partners Percentage Ownership

Georgia
Atlanta Eye Surgery Center	Atlanta	2	1	100%
Premier Surgery Center	Brunswick	3	0	67%
Coastal Pain Centers	Brunswick	1	0	15%	(5)
The Surgery Center	Columbus	4	2	63%
Coastal Pain Centers	Vidalia	1	0	15%	(5)
Hawaii
Honolulu Spine Center	Honolulu	2	0	41%
Idaho
Mountain View Hospital	Idaho Falls	10	2	68%	(2)
			43 hospital rooms
Illinois
NovaMed Eye Surgery Center -Northshore	Chicago	1	1	67%
Eyes of Illinois Surgery Center	Maryville	1	1	48%	(5)
Center for Reconstructive Surgery	Oak Lawn	4	0	57%
Valley Ambulatory Surgery Center	St. Charles	7	1	45%
Indiana
Surgical Center of New Albany	New Albany	3	1	53%
NovaMed Eye Surgery Center of New Albany	New Albany	2	1	52%
Kansas
NovaMed Eye Surgery Center of Overland Park	Overland Park	4	1	51%
Cypress Surgery Center	Wichita	6	5	52%
Kentucky
DuPont Surgery Center	Louisville	5	0	70%
Louisiana
Advanced Pain Institute	Hammond	0	2	51%
Interventional Pain Management Center	Baton Rouge	4	0	51%
Physicians Medical Center	Houma	5	8	60%	(2)
			30 hospital rooms
Michigan
The Cataract Specialty Surgical Center	Berkley	2	1	51%
Surgery Center of Kalamazoo	Portage	4	0	62%
Mississippi
DeSoto Surgery Center	DeSoto	2	1	—%	(3)
Physicians Outpatient Center	Oxford	4	2	—%	(3)
Missouri
St. Louis Women's Surgery Center	Ballwin	3	0	62%
Orthopedic Ambulatory Surgery Center of Chesterfield	Chesterfield	4	1	12%	(1)
Timberlake Surgery Center	Chesterfield	4	1	62%
NovaMed Eye Surgery Center of North County	Florissant	1	0	100%
Central Missouri Medical Park Surgical Center	Jefferson City	4	1	40%
Blue Ridge Surgical Center	Kansas City	2	1	51%
St. Peters Ambulatory Surgery Center	St. Peters	2	0	54%
St. Louis Spine and Orthopedic Surgery Center	Town and Country	3	1	56%
NovaMed Surgery Center of Warrensburg	Warrensburg	2	1	51%
Montana
Great Falls Clinic Medical Center	Great Falls	3	1	50%	(2)

Facility / State	City	Number of Operating Rooms	Number of Treatment Rooms	Surgery Partners Percentage Ownership

			19 hospital rooms
Great Falls Clinic Surgery Center	Great Falls	3	2	93%
Nebraska
Surgery Center of Fremont	Fremont	1	1	51%
New Hampshire
New Hampshire Eye SurgiCenter	Bedford	1	0	84%
Nashua Eye Surgery Center	Nashua	2	0	51%
North Carolina
Orthopaedic Surgery Center of Asheville	Asheville	3	0	54%
Wilmington SurgCare	Wilmington	7	3	72%
North Dakota
Grand Forks Surgery Center	Grand Forks	1	0	51%
Ohio
Surgery Center of Sandusky	Sandusky	1	1	60%
Valley Surgery Center	Steubenville	3	1	35%
Pennsylvania
The Center for Specialized Surgery	Bethlehem	2	2	64%
Village SurgiCenter of Erie	Erie	5	1	70%
Crozer Keystone Surgery Center at Haverford	Haverford	5	1	—%	(1)(4)
Physicians Surgical Center	Lebanon	3	1	76%
Rhode Island
East Greenwich Endoscopy Center	East Greenwich	0	4	45%
East Bay Endoscopy Center	Portsmouth	0	1	75%
Bayside Endoscopy Center	Providence	0	6	75%
Ocean State Endoscopy Center	Providence	0	3	54%
Tennessee
Renaissance Surgery Center	Bristol	2	1	49%
NovaMed Surgery Center of Chattanooga	Chattanooga	1	1	52%
The Surgery Center of Cleveland	Cleveland	2	1	62%
Cool Springs Surgery Center	Franklin	5	2	36%	(1)
Germantown Surgery Center	Germantown	6	1	—%	(3)
Physicians Surgery Center	Jackson	4	1	20%	(1)
East Memphis Surgery Center	Memphis	6	2	—%	(3)
UroCenter	Memphis	3	0	—%	(3)
Texas
Medical Center Endoscopy	Houston	0	7	51%
Lubbock Heart and Surgical Hospital	Lubbock	10	7	60%	(2)
			74 hospital rooms
American Surgery Center of South Texas	San Antonio	2	1	45%
Texarkana Surgery Center	Texarkana	4	3	58%
The Cataract Center of East Texas	Tyler	2	0	60%
Washington
Bellingham Ambulatory Surgery Center	Bellingham	3	0	79%
Microsurgical Spine Center	Puyallup	1	1	60%
Wisconsin
NovaMed Surgery Center of Madison	Madison	2	0	51%

(1)	We do not consolidate this surgical facility for financial reporting purposes.

(2)	This surgical facility is licensed as a hospital.

(3)	We manage this surgical facility, but do not have ownership in the facility.

(4)
We hold a 48% non-consolidating ownership interest in a management service company that provides various management services to this surgical facility. We also have a management services agreement with the management service company.

(5)	This facility is a variable interest entity and is consolidated for financial reporting purposes.
Strategic Relationships
When attractive opportunities arise, we may develop, acquire or operate surgical facilities through strategic relationships with healthcare systems, payors and other healthcare providers.  We believe that forming a relationship with a healthcare system can enhance our ability to attract physicians and access managed care contracts for our surgical facilities in that market.
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
As of December 31, 2016, we have relationships with eight healthcare systems relating to 12 ASC's. These healthcare systems include:

▪	Baptist Memorial Health Services, Inc. (“Baptist Memorial”), for which we manage five surgical facilities in Memphis, Tennessee and surrounding areas;

▪	Crozer-Keystone Health Systems, for which we manage and operate a surgical facility in Havertown, Pennsylvania;

▪	Lee Health Ventures, with which we own and operate a surgical facility in Ft. Myers, Florida;

▪	Munroe Regional Health Systems, with which we own and operate a surgical facility in Ocala, Florida;

▪	Trinity Health System, with which we own and operate a surgical facility in Steubenville, Ohio;

▪	UCLA Health, with which we own and operate a surgical facility in Encino, California;

▪	Vanderbilt Health Services, Inc., with which we own and operate a surgical facility in Franklin, Tennessee; and

▪	Wellmont Health Systems, with which we own and operate a surgical facility in Bristol, Tennessee.
We manage five surgical facilities owned by Baptist Memorial under management agreements with Baptist Memorial in exchange for a management fee based on a percentage of the revenues of these surgical facilities.  The management agreements terminate in 2019 and may be terminated earlier by either party for material breach after notice and an opportunity to cure.
Ancillary Services Segment
Our portfolio of outpatient surgical facilities is complemented by our suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. Rather than contracting with third-party providers, we own ancillary businesses including a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services and specialty pharmacy services. Our Company, physicians and patients benefit from these services through improved clinical efficiency and scheduling, and from incremental revenue and profitability associated with retaining these fees.

•
Diagnostic Laboratory: We offer physicians toxicology testing services through our diagnostic laboratory, Logan Laboratories ("Logan Labs"), a wholly-owned subsidiary of the Company based in Tampa, Florida. Advanced toxicology screening provides physicians with the ability to identify when a patient is taking too much of a prescribed substance, when a patient is non-compliant with a prescribed substance or when a patient is taking unprescribed or illicit substances. Logan Labs provides quantitative confirmation testing of all drugs requested within 24 hours of receipt of a specimen, and results are available the following business day. Certified clinical chemists provide detailed laboratory reports that summarize and identify inconsistencies relating to test results and a patient's prescribed medications. Testing also ensures that regular toxicology screenings are appropriately interpreted. We intend to broaden our diagnostic laboratory offerings in support of the needs of our physicians across our existing specialties and new service lines.

•
Multi-Specialty Physician Practices: We employ two models in connection with our network of physician practices. In the state of Florida, where the law does not preclude a business corporation from employing physicians, we own and operate Tampa Pain Relief Center, Inc., a wholly-owned subsidiary with several locations throughout Florida. In states other than Florida, we operate physician practices pursuant to long-term management service agreements with separate professional corporations that are wholly-owned by physicians. We derive revenues from these practice operations through management fees and expense reimbursement as set forth in the management services agreements. As of December 31, 2016, we owned or operated 56 physician practices with facilities in nine states. In total, through our physician practices, we employed over 100 physicians who focus on a number of specialties. We also provide our physician practices with relief from scheduling, billing and collections, staffing, regulatory compliance and other administrative and operational activities to allow them to focus on patient care.

•
Urgent Care Facilities: Our urgent care facilities primarily treat injuries or illnesses requiring immediate care, but not serious enough to require an emergency room visit. Urgent care centers have become an increasingly viable alternative for patients as wait times for both primary care and emergency care providers continue to rise. Our urgent care facilities fill an access gap by providing walk-in care, especially during evening and weekend hours. In addition to the convenience they provide patients, our urgent care facilities also offer one of the lowest cost settings for both patients and payors. As the demands on primary care providers increase and insurance coverage expands, the urgent care industry is expected to continue growing. As of December 31, 2016, we owned and operated seven urgent care facilities in proximity to our surgical hospitals. Our urgent care facilities provide support and additional access points to our surgical hospitals.

•
Specialty Pharmacy Services: Our specialty pharmacy service line supports our physicians and provides expansion opportunities across multiple specialties within our delivery system, including GI, general surgery, ophthalmology, orthopedic and pain management specialties. Our specialty pharmacy service line allows us to maintain control of quality and compliance with treatment programs. To ensure a high standard of care and appropriately expand these offerings, we have hired experienced pharmacists to supervise operations of our specialty pharmacy service offerings, which include compounding to meet the unique needs of our patients and distribution of these complex medications. Our specialty pharmacy service line affords us the ability to expand services across new specialties, such as infusion therapy and sterile products and support future growth into new service lines.

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
Acquisitions and Developments
In the last five years we completed acquisitions of NovaMed, Inc. and Symbion, both of which materially expanded our network of existing facilities and ancillary services.
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
In developing or acquiring existing surgical facilities, we compete with other public and private surgical facility and hospital companies.  Several large national companies own and/or manage surgical facilities, in some cases in connection with other lines of business with which we do not compete, including HCA  Holdings, Inc., Surgical Care Affiliates, Inc., Envision Healthcare Corporation and Tenet Healthcare Corporation. We also face competition from local hospitals, physicians and other providers who may compete with us in the ownership and operation of surgical facilities, as well as the trend of physicians choosing to perform procedures in an office-based setting rather than in a surgical facility.
Seasonality
Our net revenue fluctuates based on the number of business days in each calendar quarter, because the majority of services provided by physicians in our surgical facilities consist of scheduled procedures and office visits that occur during business hours. Revenue in the fourth quarter could also be impacted by an increased utilization of services due to annual deductibles which are not usually met until later in the year and also as patients utilize their healthcare benefits before they expire at year-end.

Employees
At December 31, 2016, we had approximately 6,000 employees, including approximately 4,000 full-time employees. None of our employees are represented by a collective bargaining agreement.  We believe that we have a good relationship with our employees.
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
Sources of Revenue - Surgical Facilities
Revenue from our surgical facilities is obtained from facility fees related to healthcare services performed in our surgical facilities and is included in our patient service revenues, which accounted for 98.2%, 98.0%, and 96.2% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. More detailed financial information about our surgical facilities segment can be found in Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.
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
We are dependent upon private and government third-party sources of payment for the surgical services we provide.  The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations as well as cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. Approximately 40%, 38% and 35% of our patient service revenues were from government sources, mostly Medicare, for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table sets forth the percentage of our total patient service revenues for our consolidated surgical facilities by type of payor for the periods indicated:

	Year Ended December 31,
	2016	2015	2014

Private Insurance	51%	55%	52%
Government	40%	38%	35%
Self-pay	2%	2%	3%
Other	7%	5%	10%
Total patient service revenues	100%	100%	100%
We receive reimbursement from Medicare for surgical services based on three different payment systems depending on the site of service: outpatient hospital surgical services, hospital inpatient surgical services and outpatient surgical services provided in our ASCs.
Medicare Reimbursement - Hospital Outpatient Departments
Surgical services that are provided in hospital outpatient departments (“HOPDs”) are generally reimbursed by Medicare on the Outpatient Prospective Payment System (the “OPPS”). The OPPS is a system established by the Secretary of the Department of Health and Human Services (“HHS”) that determines payment amounts prospectively for various categories of medical services performed in HOPDs. On November 14,

2016, CMS published its OPPS final rule for CY 2017. Among other things, the final rule provides for a payment rate increase of 1.65%. The rate increase is based on a hospital market basket increase of 2.7%, which is reduced by a multi-factor productivity adjustment of 0.3% and an additional 0.75% reduction required by the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010 (together with the Affordable Care Act, the “Healthcare Reform Acts”). Hospitals that do not meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program will be subject to an additional 2.0% payment rate decrease
Beginning in CY 2017, CMS is also implementing Section 603 of the Bipartisan Budget Act of 2015. Under this section, certain off-campus HOPDs that began billing under the OPPS (or underwent certain changes) on or after November 2, 2015 will no longer be paid for most services under the OPPS. Instead, beginning January 1, 2017, these facilities will be paid under the Medicare Physician Fee Schedule (“MPFS”), which will typically result in lower reimbursements. Services provided in a dedicated emergency department will continue to be paid under the OPPS. We do not expect this change to impact reimbursement to any of our HOPDs, but we cannot assure you that our HOPDs will not be impacted in the future.
Medicare Reimbursement - ASCs
Payments under the Medicare program to ASCs are also made based on the OPPS. However, the payment received from the Medicare program by an ASC is a percentage of the payment to HOPDs. Reimbursement rates for ASCs are updated annually based on changes in the consumer price index offset by multifactor productivity adjustments. In 2016, ASC reimbursement rates increased by 0.3% and, based on the OPPS Final Rule, will increase by an additional 1.9% for 2017. CMS has established the Ambulatory Surgical Center Quality Reporting (“ASCQR”) Program as a pay-for-reporting, quality data program. Our ASCs that participate in the ASCQR Program receive the full annual update to the ASC payment rate. Those ASCs that do not successfully report quality data under the ASCQR Program may receive a payment reduction.
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
On August 22, 2016, CMS published the IPPS final rule for federal fiscal year (“FFY”) 2017, which began on October 1, 2016. Under the FFY 2017 final rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting (“IQR”) Program and demonstrate meaningful use of certified electronic health record technology will be increased by 0.95%. Those hospitals that do not successfully report quality data under the IQR Program may receive a payment rate increase of only 0.275%. In addition to the IQR Program, hospitals will be subject to payment adjustments under the Value Based Purchasing Program, Readmissions Reduction Program and Hospital Acquired Conditions Reduction Programs that have been implemented by HHS.
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
Sources of Revenue - Ancillary and Optical Services
Our ancillary services segment derives revenue from the provision of physician services and laboratory services. The fees charged for ancillary and optical services depend on the type of service provided, the location in which the service is provider and the provider of the service. Ancillary and optical services fees are received from both private and government third-party sources of payment. The amounts that we receive in payment for the provision of ancillary and optical services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations as well as cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. More detailed financial information about our ancillary and optical services segments can be found in Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.
Our ancillary services revenue primarily consists of fee for service revenue that is derived principally from the provision of physician and laboratory services to patients of our surgical facilities. Medicare pays for physician services based upon the MPFS. Payment rates under the MPFS are determined based on (i) relative value units for the services provided, (ii) a geographic adjustment factor and (iii) a conversion factor. Payment rates under the MPFS are updated annually by HHS. The primary element in each year’s update calculation is the Medicare Economic Index (“MEI”), which is a measure of the inflation of the cost of operating a physician practice. The update is then adjusted in conformity with the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which was enacted in April 2015. MACRA established a fixed 0.5% annual adjustment through calendar year 2018. Beginning in 2019, Medicare compensation to physicians and physician practices will be subject to adjustment under the Merit-Based Incentive Payment System (“MIPS”). Under MIPS, physicians will be assigned a composite performance score based on measures of quality, resource use, meaningful use of electronic health records, and clinical practice improvement activities. A threshold performance score will be set annually by CMS at the mean or median of all composite scores for a prior annual performance period. Performance exceeding the threshold will result in a positive adjustment, performance below the threshold will result in a negative adjustment, and performance at the threshold will result in no adjustment. Physicians who participate in certain alternative payment models, such as accountable care organizations, will be guaranteed a positive payment adjustment under MACRA. The effect of the payment methodology changes under MACRA on our physician practices cannot be predicted.
Certain of our laboratory ancillary services are reimbursed by Medicare under the Medicare Clinical Laboratory Fee Schedule (“CLFS”). Under a June 23, 2016 final rule that implements the Protecting Access to Medicare Act of 2014 (“PAMA”), as of January 1, 2018 the CLFS payment methodology will be adjusted so that payment amounts for laboratory tests on the CLFS will be determined by calculating a weighted median of private payor rates using reported private payor rates and associated volume (number of tests). For tests that were paid on the CLFS prior to the implementation of PAMA, any reduction in payment amount will be phased in over the first 6 years of payment under the new system.
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
Initiatives to repeal the Affordable Care Act, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent and may increase as a result of the 2016 election. The ultimate outcomes of legislative attempts to repeal or amend the Affordable Care Act and legal challenges to the Affordable Care Act are unknown. Results of recent Congressional elections and the change of Presidential administrations beginning in 2017 could create a political environment in which substantial portions of the Affordable Care Act are repealed or revised. Specifically, President Donald Trump's 100 Day Action Plan calls for full repeal of the Affordable Care Act and its replacement with health savings accounts, cross-states sales of health insurance, and modifications to state-managed Medicaid programs. Nevertheless, prospects for rapid enactment of radical change in the health care regulatory landscape are not clear, and President Trump has indicated that certain provisions of the Affordable Care Act, such as provisions restraining the ability of insurers to deny or limit coverage based on pre-existing conditions or mandating that parents have the ability to extend insurance coverage to their children until they turn 26, should be preserved. On March 6, 2017, Republican leadership in the House of Representatives introduced legislation that would repeal substantial portions of the Affordable Care Act, including the individual mandate. The legislation would eliminate health care exchanges and would replace means-tested insurance premium subsidies with age-adjusted tax credits. The legislation would also limit federal funding available for the Affordable Care Act’s Medicaid expansion and transition federal Medicaid funding to a per-capita cap basis by 2020. It remains unclear what portions of the Affordable Care Act may remain, or what any replacement or alternative programs may be created by any future legislation. Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by the Company. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on the Company.
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
Quality Improvement
The Medicare program presently requires hospitals and ASCs to report performance data on a variety of quality metrics. Facilities that fail to report are penalized with reduced Medicare payments. Additionally, payments to hospitals are adjusted based on the hospital’s performance on these quality measures. A substantial portion of hospital payment is at risk depending on its individual performance relative to benchmarks and other hospitals’ performance. There is a substantial risk that our Medicare payments could be reduced if our hospitals fail to perform adequately on these measures. Additionally, there is a risk that Medicare payments could be reduced if our facilities-hospitals and ASCs-fail to adequate report data as required by CMS. ASC payments are not yet adjusted based on performance against quality measures, but there is a substantial risk that Congress may soon link ASC Medicare payments to actual performance, in addition to reporting.
If the public performance data becomes a primary factor in determining where patients choose to receive care, and if competing hospitals and ASCs have better results than our facilities on those measures, we would expect that our patient volumes could decline.

Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the Department of Health and Human Services (“HHS”). Among other things, these regulations, known as “conditions for coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than critical access hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our five facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. As of December 31, 2016, two of our hospitals, which do not have an emergency room, maintain a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with the 2007 CMS policy memorandum. Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
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
We believe the ownership and operations of our surgery centers and hospitals do not fit wholly within any of the safe harbors, but we attempt to structure our ASCs to fit as closely as possible within the safe harbor designed to protect distributions to physician-investors in ASCs who directly refer patients to the ASC and personally perform the procedures at the center as an extension of their practice (the “ASC Safe Harbor”). The ASC Safe Harbor protects four categories of investors, including ASCs owned by (1) general surgeons, (2) single-specialty physicians, (3) multi-specialty physicians and (4) hospital/physician joint ventures, provided that certain requirements are satisfied. These requirements include the following:

•
The ASC must be certified to participate in the Medicare program, and its operating and recovery room space must be dedicated exclusively to the center and not a part of a hospital (although such space may be leased from a hospital if such lease meets the requirements of the safe harbor for space rental).

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
We believe that the ownership and operations of our surgical centers will not satisfy this ASC Safe Harbor for investment interests in ASCs because, among other things, we or one of our subsidiaries will generally be an investor in and provide management services to each ASC. We cannot assure you that the OIG would view our activities favorably even though we strive to achieve compliance with the remaining elements of this safe harbor.
In addition, although we expect each physician-investor to utilize our ASCs as an extension of his or her practice and ask each physician-investor to certify this practice, we cannot assure you that all physician-investors will derive at least one-third of their medical practice income from performing Medicare-covered ASC procedures, perform one-third of their procedures at the centers or inform their referred patients of their investment interests. Interests in our joint venture ASCs are purchased at what we believe to be fair market value. Investors who purchase at a later time generally pay more for a given percentage interest than founding investors. The result is that while all investors are paid distributions in accordance with their ownership interests, for ASCs where there are later purchases, we cannot meet the safe harbor requirement that return on investment is directly proportional to the amount of capital investment. The OIG has on several occasions reviewed investments relating to ASCs, and in Advisory Opinion No. 07-05, raised concerns that (a) purchases of interests from physicians might yield gains on investment rather than capital infusion to the ASCs, (b) such purchases could be meant to reward or influence the selling physicians’ referrals to the ASC or the hospital, and (c) such returns might not be directly proportional to the amount of capital invested. Nonetheless, we believe our fair market value purchase requirements and distribution policies comply with the Anti-Kickback Statute.
In OIG Advisory Opinion No. 09-09 (July 29, 2009), the OIG concluded that an arrangement involving an ASC joint venture between a hospital and physicians involving the combination of their two ASCs into a single, larger center presented minimal risk of fraud or abuse, despite the fact that it did not fit within any applicable Anti-Kickback safe harbors. Additionally, the OIG stated that fair market value should be determined based only on the tangible assets of each facility since the physician investors are referral sources for the ASC. The OIG stated that a cash flow-based valuation of the business contributed by the physician investors potentially would include the value of the physician investors’ referrals over the time that their ASC was in existence prior to the merger with the hospital’s ASC. The OIG went on to note that a valuation involving intangible assets would not necessarily result in a violation of the Anti-Kickback Statute, but would require a review of all the facts and circumstances. It is not clear whether the OIG is concerned about using a cash flow-based valuation in most healthcare transactions involving referral sources, or just transactions, similar to this one, where the parties’ contributions would be valued differently for contributing the same assets if only one party’s contribution is valued as a going concern based on cash flow. Also, the OIG appears to be focused on historical cash flow rather than a projected, discounted cash flow, which is a commonly used valuation methodology. What is clear is that for the first time, the OIG addressed valuation methodologies, which could lead to increased scrutiny of all transactions involving physicians.
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
Five of our facilities are licensed as hospitals as of December 31, 2016. The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation. Changes in the Affordable Care Act include:

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
The Affordable Care Act also requires that each hospital with physician ownership submit an annual report of ownership and/or investment interest. Our hospitals have submitted their first reports. CMS has delayed the collection of the second report and publication of the first annual report. We cannot predict whether other proposed amendments to the Whole Hospital Exception will be included in any future legislation, including a repeal of the Affordable Care Act, or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals. Any such changes could have an adverse effect on our financial condition and results of operations.
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
Federal and State Privacy and Security Requirements
On January 16, 2009, CMS published its 10th Edition of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our surgical facilities and hospitals require much greater specificity. ICD-10 has required a significant investment in technology and training. We met CMS’s October 1, 2015 deadline for ICD-10 implementation.
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
Adoption of Electronic Health Records
The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning in 2011 and extending through 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and Stage 2 took effect for hospitals beginning in fiscal year 2014. On October 16, 2015, CMS published a final rule that consolidated Stage 1 and Stage 2 into a “Modified Stage 2” effective as of 2015 and set out requirements for Stage 3, which is set to take full effect in 2018. In connection with the acquisition of Symbion, we acquired six surgical facilities that are licensed as hospitals, five of which we own as of December 31, 2016. These hospitals began the implementation of EHR initiatives in 2012. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs. We recorded income from electronic health record incentives of $408,000, $1.8 million and $3.4 million which was recognized during the years ended December 31, 2016, 2015 and 2014, respectively. We incurred negligible costs for hardware, software and implementation expenses during the same periods.
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
Where You Can Find More Information
As a result of the initial public offering of the shares of our common stock, we must now file reports and other information with the SEC, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The Company makes available on or through the “Investors-SEC Filings” page of its website at www.surgerypartners.com, free of charge, copies of such reports and amendments to those reports (along with certain other Company filings with the SEC), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.
Such reports (and amendments to those reports), along with certain other Company filings and information, can also be inspected and copied at the Public Reference Room of the SEC located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such materials can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s website at www.sec.gov.

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
Payments from private third-party payors, including state workers’ compensation programs and managed care organizations, represented approximately 51%, 55% and 52% of our patient service revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Most of these payments came from third-party payors with which our facilities have contracts. Managed care companies such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors. If we fail to enter into favorable contracts or maintain satisfactory relationships with managed care organizations, our revenue may decrease. Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of healthcare services, including insurance companies and employers, to revise payment methods and monitor healthcare expenditures in an effort to contain healthcare costs. For instance, managed care payors may lower reimbursement rates in response to increased obligations on payors imposed by the Affordable Care Act or future reductions in Medicare reimbursement rates. Further, managed care payors may narrow their provider networks in response to the need to negotiate lower reimbursement rates with providers. If we are unable to maintain strong relationships with payors, we may not be able to ensure participation in these narrow provider networks. Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third-party payors and closed provider networks, could also cause a reduction of our revenue in the future.
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
Payments from workers’ compensation payors represented approximately 5% of our patient service revenue for the year ended December 31, 2016. A majority of states have implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If states reduce the amounts paid to providers under the workers’ compensation fee schedules, it could have a material adverse effect on our financial condition and results of operations.
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
Surgical case mix refers to the relative share of total cases performed by specialty, such as GI, general surgery, ophthalmology, orthopedic and pain management. Generally speaking, certain types of our cases, such as orthopedic cases, generate relatively higher revenue than other types of cases, such as pain management and GI cases. Therefore, a significant shift in our surgical case mix toward a higher percentage of lower revenue cases, which could occur for reasons beyond our control, could result in a material adverse effect on our business, prospects, results of operations and financial condition.
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
Although we have net income in 2016 and 2015 of $9.5 million and $1.4 million, respectively, we have historically incurred periods of net losses, including net losses of approximately $65.9 million in 2014, which includes a $21.7 million loss attributable to a one-time transaction cost associated with the acquisition of Symbion and a loss on debt extinguishment of $23.4 million. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. Growth of our revenue may slow or revenue may decline and expenses may increase for a number of possible reasons, including reduced demand for our services, regulatory shifts, failure to successfully continue to integrate the operations of Surgery Partners and Symbion and other risks and uncertainties. Even if we have achieved profitability during 2016 and 2015, we may not sustain or increase profitability on a quarterly or annual basis in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these factors could contribute to future net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.
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
Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities and in contracting with managed care payors in each of our markets. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the year-ended December 31, 2016, our salary and benefit expenses represented approximately 31% of our revenue. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.
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
We maintain liability insurance in amounts that we believe are customary for the industry. Currently, we maintain professional liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence with a retention of $100,000 per occurrence and $3.0 million in annual aggregate coverage per surgical facility, including the facility and employed staff.  We maintain general liability insurance that provides coverage on a occurrence basis of $1.0 million per occurrence with a retention of $25,000 per occurrence and $3.0 million in annual aggregate coverage per surgical facility. We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy in the aggregate amount of $33.0 million. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred. In addition, physicians who provide professional services in our surgical facilities are required to maintain separate malpractice coverage with similar minimum coverage limits. We also maintain a directors’ and officers’ insurance policy, which insures our directors and officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses us for those losses for which we have lawfully indemnified the directors and officers.
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
Our revenue are particularly sensitive to regulatory, economic and other conditions in the states of Florida and Texas. As of December 31, 2016, we owned and operated five consolidated surgical facilities in Texas and 23 consolidated surgical facilities in Florida. The Texas facilities represented approximately 10%, 11% and 13% of our revenue during the years ended December 31, 2016, 2015 and 2014, respectively. The Florida facilities represented approximately 13%, 15% and 14% of our revenue during the years ended December 31, 2016, 2015 and 2014, respectively.
In addition, our surgical hospital in Idaho Falls, Idaho represented 20%, 19% and 17% of our revenue during the years ended December 31, 2016, 2015 and 2014, respectively. This surgical hospital also provides ancillary services, including physician practices, radiation oncology and anesthesia services. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, including Idaho, our case volumes could decline in such states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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
We provide for bad debts principally based upon the type of payor and the age of the receivables. Our allowance for doubtful accounts at December 31, 2016 and 2015, represented 12% and 9% of our accounts receivable balance, respectively. Due to the difficulty in assessing future trends, including the effects of changes in economic conditions, we could be required to increase our provision for doubtful accounts. An increase in the amount of patient receivables or a deterioration in the collectability of these accounts could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2016 contained intangible assets designated as either goodwill or intangibles totaling approximately $1.6 billion in goodwill and approximately $48.0 million in intangibles. Additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
As of December 31, 2016, we had total indebtedness of approximately $1.0 billion under our $950.0 million senior secured first lien term loan (the “First Lien Term Loan”), which includes $150.0 million under a revolving credit facility (the “Revolver”) of which approximately $61.9 million was available, and $400.0 million senior unsecured notes (the “Senior Unsecured Notes” and, together with the First Lien Term Loan and the Revolver, the “Term Loans and Revolving Facility”), where our subsidiary, Surgery Center Holdings, Inc., is the borrower. In addition, subject to the restrictions in our Term Loans and Revolving Facility, we may incur significant additional indebtedness, which may be secured, from time to time, which could have important consequences, including:

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although the credit agreements governing our Term Loans and Revolving Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, as of December 31, 2016 we had approximately $61.9 million available for additional borrowings under our Revolver, all of which is permitted to be incurred under the credit agreement governing our Term Loans and Revolving Facility. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
We own and operate our surgical facilities through limited partnerships and limited liability companies. Local physicians, physician groups and healthcare systems also own an interest in all but three of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. For some of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide. At December 31, 2016, our intercompany loans totaled $20.7 million. Through these loans we have a security interest in the partnership’s or limited liability company’s assets. However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans, or such loans are challenged under certain health care laws. Additionally, at December 31, 2016, our global intercompany note, which we use to transfer debt balances between our subsidiaries, had a zero balance.
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
Borrowings under our First Lien Term Loan and Revolving Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
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
The Company has the option of classifying the First Lien Term Loans and borrowings under the Revolver as either ABR loans or ED loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for an ED Borrowing with a one-month interest period plus 1.00%; provided that, solely with respect to the First Lien Term Loans, the base rate shall not be less than 2.00% per annum. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that, solely with respect to the First Lien Term Loans, the rate shall not be less than 1.00% per annum. Accrued interest is payable in arrears on a quarterly basis.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2016, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $390.6 million and state NOL carryforwards of approximately $542.7 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as a result of the Symbion acquisition, approximately $179 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the Novamed acquisition, approximately $17 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. These limitations, when combined with amounts allowable due to net unrecognized built in gains, are not expected to impact the realization of the deferred tax assets associated with these NOLs. Our federal NOL carryforwards will begin to expire in 2025 and will completely expire in 2036, and our state NOL carryforwards will begin to expire in 2017 and will completely expire in 2036. Future ownership changes may subject our NOL carryforwards to further annual limitations, which could restrict our ability to use them to offset our taxable income in periods following the ownership changes.
We entered into a tax receivable agreement that will require us to pay to the pre-IPO owners of Surgery Center Holdings, LLC (the "Pre-IPO Owners") for certain tax benefits, including for tax benefits attributable to pre-IPO NOLs, which amounts are expected to be material.
On September 30, 2015, Surgery Partners, Inc. became the direct parent and sole member of Surgery Center Holdings, LLC (the "Reorganization"). We indirectly acquired favorable tax attributes in connection with the Reorganization. These tax attributes would not be available to us in the absence of the consummation of the Reorganization. As part of the Reorganization, we entered into a tax receivable agreement (the “TRA”) under which generally we will be required to pay to the Pre-IPO Owners 85% of the cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes, including NOLs, capital losses, charitable deductions, alternative minimum tax credit carryforwards and federal and state tax credits of Surgery Center Holdings, Inc. and its affiliates relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of the relevant entity closes on the date of the Reorganization) that are or become available to us and our wholly-

owned subsidiaries as a result of the Reorganization, and (ii) tax benefits attributable to payments made under the TRA. Under the TRA, generally we will retain the benefit of the remaining 15% of the applicable tax savings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Taxes and Tax Receivable Agreement.”
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
We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of equity-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
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
Initiatives to repeal the Affordable Care Act, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent and may increase as a result of the 2016 election. The ultimate outcomes of legislative attempts to repeal or amend the Affordable Care Act and legal challenges to the Affordable Care Act are unknown. Results of recent Congressional elections and the change of Presidential administrations beginning in 2017 could create a political environment in which substantial portions of the Affordable Care Act are repealed or revised. Specifically, President Donald Trump's 100 Day Action Plan calls for full repeal of the Affordable Care Act and its replacement with health savings accounts, cross-states sales of health insurance, and modifications to state-managed Medicaid programs. Nevertheless, prospects for rapid enactment of radical change in the health care regulatory landscape are not clear, and President Trump has indicated that certain provisions of the Affordable Care Act, such as provisions restraining the ability of insurers to deny or limit coverage based on pre-existing conditions or mandating that parents have the ability to extend insurance coverage to their children until they turn 26, should be preserved. On March 6, 2017, Republican leadership in the House of Representatives introduced legislation that would repeal substantial portions of the Affordable Care Act, including the individual mandate. The legislation would eliminate health care exchanges and would replace means-tested insurance premium subsidies with age-adjusted tax credits. The legislation would also limit federal funding available for the Affordable Care Act’s Medicaid expansion and transition federal Medicaid funding to a per-capita cap basis by 2020. It remains unclear what portions of the Affordable Care Act may remain, or what any replacement or alternative programs may be created by any future legislation. Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by the Company. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on the Company.
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
For the years ended December 31, 2016, 2015 and 2014, we derived approximately 40%, 38% and 35% of our revenue, respectively, from government payors, including Medicare and Medicaid programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, any of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.
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
We employ dedicated marketing personnel whose job functions include the recruitment of physicians to perform surgery at our facilities. These employees are paid a base salary plus a productivity bonus. We believe our employment arrangements with these employees are consistent with a safe harbor provision designed to protect payments made to employees. However, a government agency or private party may assert a contrary position.
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
Federal and state government agencies, as well as commercial payors, have increased their auditing and administrative, civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These audits and investigations relate to a wide variety of topics, including the following: cost reporting and billing practices; quality of care; financial reporting; financial relationships with referral sources; and medical necessity of services provided. In addition, the Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG”) and the U.S. Department of Justice (“DOJ”) have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. In its 2013 Work Plan, the OIG stated its intention to review the safety and quality of care for Medicare beneficiaries having surgeries and procedures in ASCs and hospital outpatient departments. We have not received any material related audit letters to date.
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
As of December 31, 2016, H.I.G. Surgery Centers, LLC, an affiliate of H.I.G. Capital, LLC (collectively, our “H.I.G.”) controlled a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these rules, a company of which more than a majority of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements including:

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
As of December 31, 2016, we have availed ourselves of certain of these exemptions. As a result, we do not have a majority of independent directors and we do not have a nominating and corporate governance committee. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.
There can be no assurance as to the period of time during which H.I.G. will maintain its ownership of our common stock.
H.I.G. has significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2016, we were controlled by H.I.G.. As of that time, H.I.G. beneficially owned 55% of our outstanding common stock. For as long as H.I.G. continues to beneficially own shares of common stock representing more than a majority of the voting power of our common stock, it will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, H.I.G. will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to it. Even if H.I.G. ceases to beneficially own a majority of the voting power of our common stock, it will continue to be able to strongly influence or effectively control our decisions.
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
We have ceased to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore, the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.
We have ceased to be an “emerging growth company” under the JOBS Act. Accordingly, we are now subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an “emerging growth company” and, as a result, we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with these requirements, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), full disclosure obligations regarding executive compensation in our proxy statements and the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency.”
At the time of our initial public offering in 2015, we irrevocably elected not to take advantage of Section 107 of the JOBS Act which provides an “emerging growth company” with an extended transition period for complying with new or revised financial accounting standards.  Accordingly, we have complied with new or revised financial accounting standards on the relevant dates on which adoption of such standards was required for non-emerging growth companies.
We are obligated to report on the effectiveness of our internal controls over financial reporting. These internal controls may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation. Additionally, we have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
As a public company, we are required to evaluate our internal controls over financial reporting and to comply with Section 404 of the Sarbanes-Oxley Act. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

As disclosed in Item 9A. “Controls and Procedures”, in connection with management's assessment of our internal control over financial reporting as of December 31, 2016, management recognized certain control deficiencies in our internal control over financial reporting pertaining to lack of documentation evidencing certain controls involving revenue, accounts receivable and related allowances, which aggregates to a material weakness as of December 31, 2016. We have developed a plan to remediate this material weakness, but there can be no assurance as to when the remediation plan will be fully implemented, or that the plan, as currently designed, will adequately remediate the material weakness. If these measures prove to be insufficient to remediate the material weakness, or if additional material weaknesses or significant deficiencies in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, or the accuracy of our financial reporting could be adversely affected resulting in reputational harm, distractions to management and our board of directors, and disruptions to our business.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.
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
As a public company, it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees, or as executive officers.
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
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Nashville, Tennessee at 40 Burton Hills Boulevard, Suite 500, where we currently lease approximately 44,000 square feet of office space under a lease that extends through December 31, 2017. We have entered into a lease agreement to transfer our corporate headquarters to a location in Brentwood, Tennessee upon expiration of our current lease on December 31, 2017. The new space will be approximately 68,000 square feet. In addition, certain of our corporate operational functions are located in Tampa, Florida at 5426 Bay Center Drive, Suite 300, where we currently lease approximately 31,000 square feet of office space. This lease expires in April 2018. We believe these spaces are sufficient and adequate for our needs at this time.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades under the symbol “SGRY” on the NASDAQ Global Select Market. The IPO of our common stock occurred on October 1, 2015. The following table shows the high and low sales prices per share for our common stock by quarter from the date of the IPO through December 31, 2016 on the NASDAQ Global Select Market:

	Fiscal 2016		Fiscal 2015 (1)
Stock Price	High	Low	High	Low
First quarter	$20.40	$11.97	N/A	N/A
Second quarter	18.45	11.76	N/A	N/A
Third quarter	20.78	15.94	N/A	N/A
Fourth quarter	20.93	13.60	22.32	16.26
(1) For Fiscal 2015, reflects the period starting at the date of the IPO.
Holders
As of March 9, 2017, there were 51 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock from October 1, 2015 (using the closing price of our shares of common stock on October 1, 2015, the day they were initially sold to the public) to December 31, 2016 to that of the total return of the indices below, using the same date range. The comparison assumes $100 was invested in our common stock and in each of the indices on October 1, 2015 and assumes the reinvestment of dividends, if any.

This graph is furnished and not filed with the SEC or soliciting material under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statements of operations data and cash flow data set forth below for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, and the selected consolidated balance sheets data set forth below as of December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our audited consolidated financial statements.
The historical results presented below are not necessarily indicative of the results to be expected for any future period (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenues	$1,145,438	$959,891	$403,289	$284,599	$260,215
Operating expenses:
Cost of revenues	821,196	669,326	254,178	169,844	159,346
General and administrative expenses (includes contingent acquisition compensation expense of $5,092 for the year ended December 31, 2016)	60,246	55,992	31,452	26,339	25,263
Depreciation and amortization	39,551	34,545	15,061	11,663	11,208
Provision for doubtful accounts	24,212	23,578	9,509	5,885	3,073
Income from equity investments	(4,764)	(3,777)	(1,264)	—	—
Loss (gain) on disposal or impairment of long-lived assets, net	2,355	(2,097)	1,804	2,482	832
Loss on debt extinguishment	11,876	16,102	23,414	9,863	—
Merger transaction and integration costs	8,738	17,920	21,690	—	—
Gain on litigation settlement	(14,101)	—	—	—	—
Termination of management agreement and IPO costs	—	5,834	—	—	—
Electronic health records incentive income	(408)	(1,761)	(3,356)	—	—
Other expenses (income)	55	(525)	(6)	297	40
Total operating expenses	948,956	815,137	352,482	226,373	199,762
Operating income	196,482	144,754	50,807	58,226	60,453
Tax receivable agreement expense	(3,733)	(119,911)	—	—	—
Interest expense, net	(100,571)	(100,980)	(62,101)	(32,929)	(28,482)
Income (loss) before income taxes	92,178	(76,137)	(11,294)	25,297	31,971
Income tax expense (benefit)	7,095	(148,982)	15,758	7,570	6,110
Net income (loss)	85,083	72,845	(27,052)	17,727	25,861
Less: Net income attributable to non-controlling interests	(75,630)	(71,416)	(38,845)	(26,789)	(23,945)
Net income (loss) attributable to Surgery Partners, Inc.	$9,453	$1,429	$(65,897)	$(9,062)	$1,916

Net income (loss) per share attributable to common stockholders
Basic	0.20	0.04	(2.04)	(0.28)	0.06
Diluted (1)	0.20	0.04	(2.04)	(0.28)	0.06

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$125,239	$84,481	$21,949	$49,078	$46,377
Net cash used in investing activities	(184,749)	(134,842)	(271,016)	(3,622)	(3,468)
Net cash provided by (used in) financing activities	71,276	33,374	310,961	(37,662)	(43,061)

Other Data:
Adjusted EBITDA (2)	$179,263	$158,053	$77,034	$57,900	$50,959
Adjusted EBITDA as a % of revenues	15.7%	16.5%	19.1%	20.3%	19.6%
Number of surgical facilities as of the end of period (3)	104	101	103	47	49
Number of consolidated surgical facilities included as of the end of period	94	90	91	47	49

	Year Ended December 31,
	2016	2015	2014	2013	2012

Consolidated Balance Sheets Data:
Working capital	$175,230	$129,668	$127,258	$40,056	$31,691
Total assets	2,304,958	2,104,443	1,855,771	470,929	465,096
Long-term debt, less current maturities	1,414,421	1,228,112	1,336,243	414,787	285,783
Total stockholders’ equity (deficit)	324,674	297,927	29,536	(14,375)	124,106

(1)	The impact of potentially dilutive securities for the years ended December 31, 2014 and 2013 was not considered because the effect would be anti-dilutive in each of those periods.

(2)
When we use the term “Adjusted EBITDA,” it is referring to net income minus (a) net income attributable to non-controlling interests plus (b) income tax (benefit) expense, (c) interest and other expense, net, (d) depreciation and amortization, (e) termination of management agreement and IPO costs, (f) management fee, (g) merger transaction, integration and practice acquisition costs, (h) non-cash stock compensation expense, (i) loss on debt refinancing, (j) contingent acquisition compensation expense, (k) tax receivable agreement expense, (l) gain on litigation settlement and (m) (loss) gain on disposal or impairment of long-lived assets. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring its partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of Adjusted EBITDA generated by its surgical facilities and other operations.

We use Adjusted EBITDA as a measure of liquidity. It is included because we believe that it provides investors with additional information about its ability to incur and service debt and make capital expenditures.
Adjusted EBITDA is not a measurement of financial performance or liquidity under Generally Accepted Accounting Principles ("GAAP"). It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. The Company's calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - EBITDA, Adjusted EBITDA and Credit Agreement EBITDA” for a table showing the reconciliation of Adjusted EBITDA to net income.

(3)	Includes surgical facilities that we manage but in which we have no ownership interest.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please see Item 1A. “Risk Factors” and Item 9A. “Controls and Procedures” found elsewhere in this report.  Our actual results may differ materially from those estimated or projected in any of these forward-looking statements. Unless otherwise indicated or the context otherwise requires, references herein to the “Company”, “Surgery Partners”, “we”, “us” and “our” refer to, (i) Surgery Center Holdings, LLC and its consolidated subsidiaries, including Surgery Center Holdings, Inc., immediately prior to the Reorganization and (ii) Surgery Partners, Inc. and its consolidated subsidiaries, including Surgery Center Holdings, LLC and Surgery Center Holdings, Inc., immediately following the Reorganization. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Center Holdings, LLC and Surgery Partners, Inc., as applicable, and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, and the term “employees” refers to employees of affiliates of Surgery Partners.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict.  These factors include, without limitation: (i) reductions in payments from government healthcare programs and managed care organizations; (ii) inability to contract with private third-party payors; (iii) changes in our payor mix or surgical case mix; (iv) failure to maintain relationships with our physicians; (v) payor controls designed to reduce the number of surgical procedures; (vi) inability to integrate operations of acquired surgical facilities, attract new physician partners, or acquire additional surgical facilities; (vii) shortages or quality control issues with surgery-related products, equipment and medical supplies; (viii) competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; (ix) inability to enforce non-compete restrictions against our physicians; (x) material liabilities incurred as a result of acquiring surgical facilities; (xi) litigation or medical malpractice claims; (xii) changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; (xiii) substantial payments we expect to be required to make under the tax receivable agreement; and (xiv) other risks and uncertainties described in this report.
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
Executive Overview
As of March 10, 2017, we owned and operated a national network of surgical facilities, physician practices and a suite of ancillary services in 29 states. Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. Our surgical hospitals provide services, such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Our portfolio of outpatient surgical facilities is complemented by our suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. These ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services. As a result, we believe we are well positioned to benefit from rising consumerism and payors’ and patients’ focus on the delivery of high quality care and superior clinical outcomes in the lowest cost and care setting.
As of March 10, 2017, we owned or operated, primarily in partnership with physicians, a portfolio of 104 surgical facilities comprised of 99 ASCs and five surgical hospitals across 29 states. We owned a majority interest in 74 of the surgical facilities and consolidated 94 facilities for financial reporting purposes. In addition to surgical facilities, we owned or operated a network of 56 physician practices.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the year ended December 31, 2016, the Company acquired a controlling interest in two surgical facilities and two anesthesia practices in new markets and a surgical facility in an existing market which was merged into an existing facility and an anesthesia practices in an existing market for $36.5 million. The Company additionally completed acquisitions in existing markets of an urgent care facility, nine physician practices and two integrated physician practices which includes three ASCs, a lab and a pharmacy for a combined purchase price of $114.7 million, net of $16.6 million of contingent acquisition consideration, adding a total of 19 physicians to our physician network. In addition, the Company purchased an additional 7.04% interest in its hospital in Idaho Falls, Idaho for $20.3 million.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
On November 3, 2014, we completed the acquisition of Symbion Holdings Corporation ("Symbion") ("the Merger"), which added 55 surgical facilities, including 49 ASCs and six surgical hospitals, to our network of existing facilities. We acquired Symbion for a purchase price of $792.0 million pursuant to the terms of an Agreement and Plan of Merger dated as of June 13, 2014. The Symbion acquisition was financed through the issuance of approximately $1.4 billion.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Patient service revenues:
Surgical facilities revenues	90.3%	91.6%	83.9%
Ancillary services revenues	7.9%	6.4%	12.3%
	98.2%	98.0%	96.2%
Other service revenues:
Optical services revenues	1.1%	1.5%	3.5%
Other	0.7%	0.5%	0.3%
	1.8%	2.0%	3.8%
Total revenues	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Year Ended December 31,
	2016	2015	2014

Private insurance payors	51.5%	55.0%	52.1%
Government payors	39.9%	38.2%	34.5%
Self-pay payors	1.8%	1.7%	3.5%
Other payors(1)	6.8%	5.1%	9.9%
Total	100.0%	100.0%	100.0%
(1) Other is comprised of auto liability, letters of protection and other payor types.
Surgical Case Mix
We primarily operate multi-specialty surgical facilities where physicians perform a variety of procedures in various specialties, including GI, general surgery, ophthalmology, orthopedics and pain management, among others. We believe this diversification helps to protect us from adverse pricing and utilization trends in any individual procedure type and results in greater consistency in our case volume.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2016	2015	2014

Gastrointestinal	22.7%	22.2%	15.0%
General surgery	2.4%	2.9%	2.9%
Ophthalmology	29.4%	30.0%	40.7%
Orthopedics and pain management	32.4%	30.5%	33.1%
Other	13.1%	14.4%	8.3%
Total	100.0%	100.0%	100.0%
The changes in our surgical case mix are primarily attributable to the Symbion acquisition. On a pro forma basis, when effecting the 2014 period for Symbion, the surgical case mix is consistent with the 2015 and 2016 periods.
Same-facility Information
Same-facility revenues include revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior periods) along with the revenues from our ancillary services comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services that complement our surgical facilities in our existing markets.

	Year Ended December 31,
	2016	2015

Cases	427,537	401,134
Case growth	6.6%	N/A
Revenues per case	$2,611	$2,481
Revenues per case growth	5.2%	N/A
Number of facilities	95	N/A
Operating Income Margin
Our operating income margin for the year ended December 31, 2016 increased to 17.2% from 15.1% during the year ended December 31, 2015. During the year ended December 31, 2016, we recorded $8.7 million of merger transaction and integration costs related to the Merger and other acquisitions, a loss on debt extinguishment of $11.9 million, a gain on litigation settlement of $14.1 million, contingent acquisition compensation expense of $5.1 million and a loss on disposal of long-lived assets of $2.4 million. Excluding the impact of these items, our operating income margin was 18.4% for the year ended December 31, 2016.
During the year ended December 31, 2015, we recorded $17.9 million of merger transaction and integration costs related to the Merger, a loss on debt extinguishment of $16.1 million, IPO equity-based compensation expense of $6.2 million, termination of management agreement and IPO costs of $5.8 million and a gain on disposal of long-lived assets of $2.1 million. Excluding the impact of these items, our operating income margin was 19.7% for the year ended December 31, 2015. The decrease in the adjusted operating income margin year over year is primarily related to the effects of the laboratory rate reductions from CMS, which accounted for approximately 0.9% of the decrease.
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
Our business is comprised of the following three reportable segments:
Surgical Facility Services Segment: Our surgical facility services segment consists of the operation of ASCs and surgical hospitals, and includes our anesthesia services. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, GI, general surgery, ophthalmology, orthopedics and pain management.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Ancillary Services Segment: Our ancillary services segment consists of a diagnostic laboratory, a specialty pharmacy and multi-specialty physician practices. These physician practices include our owned and operated physician practices pursuant to long-term management service agreements.
Optical Services Segment: Our optical services segment consists of an optical laboratory and an optical products group purchasing organization. Our optical laboratory manufactures eyewear, while our optical products purchasing organization negotiates volume buying discounts with optical product manufacturers.
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
The following tables present financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net Revenues:
Surgical facility services	$1,042,097	$884,144	$339,309
Ancillary services	90,836	61,175	49,787
Optical services	12,505	14,572	14,193
Total revenues	$1,145,438	$959,891	$403,289

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Year Ended December 31,
	2016	2015	2014
Segment Adjusted EBITDA:
Surgical facility services	$214,218	$180,113	$83,149
Ancillary services	12,685	18,715	18,354
Optical services	3,308	3,905	3,880
Total segment adjusted EBITDA (1)	$230,211	$202,733	$105,383

General and administrative expenses	$(60,246)	$(55,992)	$(31,452)
Non-cash stock compensation expense	2,021	7,502	942
Contingent acquisition compensation expense	5,092	—	—
Management fee (2)	—	2,250	2,161
Acquisition related costs	2,185	1,560	—
Total adjusted EBITDA (1)	179,263	158,053	77,034

Net income attributable to non-controlling interests	75,630	71,416	38,845
Depreciation and amortization	(39,551)	(34,545)	(15,061)
Interest and other expense, net	(100,571)	(100,980)	(62,101)
Income tax (expense) benefit	(7,095)	148,982	(15,758)
Non-cash stock compensation expense	(2,021)	(7,502)	(942)
Contingent acquisition compensation expense	(5,092)	—	—
Termination of management agreement and IPO costs	—	(5,834)	—
Management fee (2)	—	(2,250)	(2,161)
Merger transaction, integration and practice acquisition costs (3)	(11,617)	(20,579)	(21,690)
Gain on litigation settlement	14,101	—	—
(Loss) gain on disposal or impairment of long-lived assets, net	(2,355)	2,097	(1,804)
Tax receivable agreement expense	(3,733)	(119,911)	—
Loss on debt refinancing	(11,876)	(16,102)	(23,414)
Total net income (loss)	$85,083	$72,845	$(27,052)
(1) The above table reconciles adjusted EBITDA by segment to net income as reflected in the unaudited condensed consolidated statements of operations.
When we use the term “Adjusted EBITDA,” it is referring to net income minus (a) net income attributable to non-controlling interests plus (b) income tax (benefit) expense, (c) interest and other expense, net, (d) depreciation and amortization, (e) termination of management agreement and IPO costs, (f) management fee, (g) merger transaction, integration and practice acquisition costs, (h) non-cash stock compensation expense, (i) loss on debt refinancing, (j) contingent acquisition compensation expense, (k) tax receivable agreement expense, (l) gain on litigation settlement and (m) (loss) gain on disposal or impairment of long-lived assets. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring its partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of Adjusted EBITDA generated by its surgical facilities and other operations.
We use Adjusted EBITDA as a measure of liquidity. It is included because we believe that it provides investors with additional information about its ability to incur and service debt and make capital expenditures.
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
(2) Fee payable pursuant the Management and Investment Advisory Services Agreement between the Company and Bayside, which was terminated in connection with the Company's IPO.
(3) This amount includes merger transaction and integration costs of $8.7 million and $17.9 million for the years ended December 31, 2016 and 2015, respectively, and practice acquisition costs of $2.9 million and $2.7 million for the years ended December 31, 2016 and 2015, respectively.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

	December 31, 2016	December 31, 2015
Assets:
Surgical facility services	$1,914,842	$1,762,396
Ancillary services	184,002	118,198
Optical services	22,478	25,537
Total	$2,121,322	$1,906,131

General and administrative	$183,636	$198,312
Total assets	$2,304,958	$2,104,443

	Year Ended December 31,
	2016	2015	2014
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$29,157	$26,723	5,158
Ancillary services	5,388	1,051	1,034
Optical services	351	128	335
Total	$34,896	$27,902	$6,527

General and administrative	$4,213	$5,537	$1,209
Total cash purchases of property and equipment, net	$39,109	$33,439	$7,736
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
We hold non-controlling interests in five surgical facilities, three anesthesia practices and two physician practices over which we exercise significant influence. Significant influence includes financial interests, duties, rights and responsibilities for the day-to-day management of the entity. We also consider the relevant sections of the Accounting Standard Codification ("ASC") 810, Consolidation, to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. As we were the primary beneficiary, we consolidated ten entities at December 31, 2016.
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
We estimate our allowances for bad debts using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations. Because in most cases we have the ability to verify a patient’s insurance coverage before services are rendered, and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal. Our net accounts receivable reflected allowances for doubtful accounts of $29.9 million and $18.3 million at December 31, 2016 and December 31, 2015, respectively.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 70 days for the year ended December 31, 2016 and 60 days for the year ended December 31, 2015.
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
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay payors as a percentage of total revenues were approximately 2%, 2% and 4% for the years ended December 31, 2016, 2015 and 2014, respectively.
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
As of December 31, 2016, we had unused federal net operating loss carryforwards (“NOLs”) of approximately $390.6 million. Such losses expire in various amounts at varying times beginning in 2025. Unless they expire, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.
We recorded a valuation allowance against our deferred tax assets at December 31, 2016 and 2015 totaling $7.4 million and $6.9 million, respectively, which represents an increase of $500,000. The valuation allowance continues to be provided for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized, which are primarily certain state net operating losses and capital loss carryforwards.
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
The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. in the future. We estimate the total amounts payable to be approximately $123.3 million, if the tax benefits of related deferred tax assets are ultimately realized. Of the total amount payable, we expect to pay approximately $1.0 million of the liability during the year ending December 31, 2017.
Long-Lived Assets, Goodwill and Intangible Assets
We test our goodwill and indefinite-lived intangible assets for impairment annually, as of October 1, or more frequently if certain indicators arise.  We review goodwill at the reporting unit level, which is defined as one level below an operating segment. We have determined that we has five reporting units, which include the following: 1) Surgical Facilities 2) Ancillary Services, 3) Midwest Labs, 4) The Alliance, including Optical Synergies and 5) Family Vision Care.  When reviewing goodwill, we compare the carrying value of the net assets of the reporting unit to the net present value of the estimated discounted future cash flows of the reporting unit.  If the carrying value exceeds the net present value of the estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated.  The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied.
We performed our annual goodwill impairment assessment by developing a fair value estimate of the business enterprise as of October 1, 2016 using a discounted cash flows approach. The results of our fair value estimate were corroborated using a market-based approach.  The result of our annual goodwill impairment test at October 1, 2016 indicated no impairment.
Off-Balance Sheet Arrangements
From time to time, we guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest. In most instances of these guarantees, the physicians and/or

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing. At December 31, 2016, we did not guarantee any debt of our non-consolidated surgical facilities.
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
Our policy is to recognize compensation expense using the straight line method over the relevant vesting period for units that vest based on time. Our equity-based compensation expense can vary in the future depending on many factors, including levels of forfeitures and whether performance targets are met and whether a liquidity event occurs. Prior to the Reorganization, employees held membership units in Surgery Center Holdings, LLC, and the associated expense was referred to as unit-based compensation. In connection with the Reorganization, our board of directors and stockholders adopted the Surgery Partners, Inc. 2015 Omnibus Incentive Plan from which our future equity-based awards will be granted. Following, the Reorganization, such expense is referred to as equity-based compensation.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
The following tables summarize certain results from the statements of operations for the years ended December 31, 2016, 2015 and 2014. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,145,438	100.0%	$959,891	100.0%	$403,289	100.0%
Operating expenses:
Cost of revenues	821,196	71.7%	669,326	69.7%	254,178	63.0%
General and administrative expenses (includes contingent acquisition compensation expense of $5,092 for the year ended December 31, 2016)	60,246	5.3%	55,992	5.8%	31,452	7.8%
Depreciation and amortization	39,551	3.5%	34,545	3.6%	15,061	3.7%
Provision for doubtful accounts	24,212	2.1%	23,578	2.5%	9,509	2.4%
Income from equity investments	(4,764)	(0.4)%	(3,777)	(0.4)%	(1,264)	(0.3)%
Loss (gain) on disposal or impairment of long-lived assets, net	2,355	0.2%	(2,097)	(0.2)%	1,804	0.4%
Loss on debt refinancing	11,876	1.0%	16,102	1.7%	23,414	5.8%
Merger transaction and integration costs	8,738	0.8%	17,920	1.9%	21,690	5.4%
Gain on litigation settlement	(14,101)	(1.2)%	—	—%	—	—%
Termination of management agreement and IPO costs	—	—%	5,834	0.6%	—	—%
Electronic health records incentive income	(408)	—%	(1,761)	(0.2)%	(3,356)	(0.8)%
Other expenses (income)	55	—%	(525)	(0.1)%	(6)	—%
Total operating expenses	948,956	82.8%	815,137	84.9%	352,482	87.4%
Operating income	196,482	17.2%	144,754	15.1%	50,807	12.6%
Tax receivable agreement expense	(3,733)	(0.3)%	(119,911)	(12.5)%	—	—%
Interest expense, net	(100,571)	(8.8)%	(100,980)	(10.5)%	(62,101)	(15.4)%
Income (loss) before income taxes	92,178	8.0%	(76,137)	(7.9)%	(11,294)	(2.8)%
Income tax expense (benefit)	7,095	0.6%	(148,982)	(15.5)%	15,758	3.9%
Net income (loss)	85,083	7.4%	72,845	7.6%	(27,052)	(6.7)%
Less: Net income attributable to non-controlling interests	(75,630)	(6.6)%	(71,416)	(7.4)%	(38,845)	(9.6)%
Net income (loss) attributable to Surgery Partners, Inc.	$9,453	0.8%	$1,429	0.1%	$(65,897)	(16.3)%
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Overview. During the year ended December 31, 2016, our revenues increased 19.3% to $1.1 billion from $959.9 million for the year ended December 31, 2015. We incurred net income attributable to Surgery Partners, Inc. for the 2016 period of $9.5 million, compared to $1.4 million for the 2015 period.
Revenues. Revenues for the year ended December 31, 2016 compared to the year ended December 31, 2015 were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	Dollar Variance	Percent Variance

Patient service revenues	$1,124,604	$940,711	$183,893	19.5%
Optical service revenues	12,505	14,572	(2,067)	(14.2)%
Other service revenues	8,329	4,608	3,721	80.8%
Total revenues	$1,145,438	$959,891	$185,547	19.3%

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Patient service revenues increased 19.5% to $1.1 billion for the year ended December 31, 2016 compared to $940.7 million for the year ended December 31, 2015. This increase in patient service revenues was primarily attributable to the integration of our 2016 and 2015 acquisitions.
Cost of Revenues. Cost of revenues increased to $821.2 million for the year ended December 31, 2016 compared to $669.3 million for the year ended December 31, 2015 primarily attributable to our 2016 and 2015 acquisitions. As a percentage of revenues, cost of revenues were 71.7% for the 2016 period and 69.7% for the 2015 period.
General and Administrative Expenses. General and administrative expenses increased to $60.2 million for the year ended December 31, 2016 compared to $56.0 million for the year ended December 31, 2015. The 2016 period includes contingent acquisition compensation expense of $5.1 million. As a percentage of revenues, general and administrative expenses were 5.3% for the 2016 period compared to 5.8% for the 2015 period. General and administrative expenses as a percentage of revenues adjusted for contingent acquisition compensation expense and stock compensation expense would be 4.6% for the 2016 period and 5.1% for the 2015 period.
Depreciation and Amortization. Depreciation and amortization increased to $39.6 million for the year ended December 31, 2016 compared to $34.5 million for the year ended December 31, 2015. As a percentage of revenues, depreciation and amortization expenses were 3.5% for the 2016 period and 3.6% for the 2015 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $24.2 million for the year ended December 31, 2016 compared to $23.6 million for the year ended December 31, 2015. As a percentage of revenues, the provision for doubtful accounts was 2.1% for the 2016 period and 2.5% for the 2015 period.
Income from Equity Investments. Income from equity investments was $4.8 million for the year ended December 31, 2016 compared to $3.8 million for the year ended December 31, 2015.
Loss (Gain) on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was $2.4 million for the year ended December 31, 2016 compared to a net gain of $2.1 million for the year ended December 31, 2015. This difference is primarily attributable to a gain on the sale of interests in a surgical facility in 2015 compared to a loss related to the disposition of equipment and leasehold improvements for 2016.
Loss on Debt Refinancing. We incurred $11.9 million as a loss on debt refinancing for the year ended December 31, 2016 compared to $16.1 million for the year ended December 31, 2015, related to the amendment of the 2014 First Lien, the paydown of the 2014 Second Lien, defined herein, and the write-off of the related debt issuance costs and discount in addition to a prepayment penalty in 2016 and the paydown of the Second Lien during 2015.
Merger Transaction and Integration Costs. We incurred $8.7 million of merger transaction and integration costs for the year ended December 31, 2016 compared to $17.9 million for the year ended December 31, 2015, related to the Merger and other acquisitions.
Gain on Litigation Settlement. We recorded a gain of $14.1 million related to a legal settlement for the year ended December 31, 2016, the year in which the settlement was reached.
Electronic Health Records Incentives Income. Income from electronic health records incentives was $408,000 for the year ended December 31, 2016 compared to $1.8 million for the year ended December 31, 2015.
Operating Income. Our operating income margin for the year ended December 31, 2016 increased to 17.2% from 15.1% during the year ended December 31, 2015. During the year ended December 31, 2016, we recorded $8.7 million of merger transaction and integration costs related to the Merger and other acquisitions, a loss on debt extinguishment of $11.9 million, a gain on litigation settlement of $14.1 million, contingent acquisition compensation expense of $5.1 million and a loss on disposal of long-lived assets of $2.4 million. Excluding the impact of these items, our operating income margin was 18.4% for the year ended December 31, 2016.
During the year ended December 31, 2015, we recorded $17.9 million of merger transaction and integration costs related to the Merger, a loss on debt extinguishment of $16.1 million, IPO equity-based compensation expense of $6.2 million, termination of management agreement and IPO costs of $5.8 million and a gain on disposal of long-lived assets of $2.1 million. Excluding the impact of these items, our operating income margin was 19.7% for the year ended December 31, 2015. The decrease in the operating income margin period over period is primarily related to the effects of the laboratory rate reductions from CMS, which accounted for approximately 0.9% of the decrease.
Tax Receivable Agreement Expense. We incurred tax receivable agreement expense of $3.7 million for the year ended December 31, 2016 compared to $119.9 million for the year ended December 31, 2015. The 2016 expense was recorded to update the initial estimated liability for the filed tax returns and final 2015 tax losses that are included in the amounts payable under the TRA.
Interest Expense, Net. Interest expense, net, decreased to $100.6 million for the year ended December 31, 2016 compared to $101.0 million for the year ended December 31, 2015.
Income Tax Expense (Benefit).  The income tax expense was $7.1 million for the year ended December 31, 2016 compared to a benefit of $149.0 million for the year ended December 31, 2015. The effective tax rate was 7.7% for the year ended December 31, 2016 compared to 195.7% for the year ended December 31, 2015.  The change in effective tax rate was primarily attributable to the tax-effect of the release of the valuation allowance during the year ended December 31, 2015. After considering the income attributable to noncontrolling interests, our tax rate was approximately 42.9% for the year ended December 31, 2016 compared to 101.0% for the year ended December 31, 2015.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests increased to $75.6 million for the year ended December 31, 2016 compared to $71.4 million for the year ended December 31, 2015. As a percentage of revenues, net income attributable to non-controlling interests was 6.6% in the 2016 period and 7.4% for the 2015 period.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Overview. During the year ended December 31, 2015, our revenues increased 138.0% to $959.9 million from $403.3 million for the year ended December 31, 2014. We incurred a net income attributable to Surgery Partners, Inc. for the year ended December 31, 2015 of $1.4 million, compared to a net loss attributable to Surgery Partners, Inc. of $65.9 million for the year ended December 31, 2014.
Our financial results for the year ended December 31, 2015 compared to the year ended December 31, 2014 reflect the addition of 55 surgical facilities, including 49 ASCs and six hospitals, that were acquired in connection with our acquisition of Symbion on November 3, 2014.
Revenues. Revenues for the year ended December 31, 2015 compared to the year ended December 31, 2014 were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	Dollar Variance	Percent Variance

Patient service revenues	$940,711	$388,073	$552,638	142.4%
Optical service revenues	14,572	14,193	379	2.7%
Other service revenues	4,608	1,023	3,585	350.4%
Total revenues	$959,891	$403,289	$556,602	138.0%
Patient service revenues increased 142.4% to $940.7 million for the year ended December 31, 2015 compared to $388.1 million for the year ended December 31, 2014. This increase was primarily attributable to the surgical facilities we acquired in connection with the Symbion transaction on November 3, 2014.
Cost of Revenues. Cost of revenues increased to $669.3 million for the year ended December 31, 2015 compared to $254.2 million for the year ended December 31, 2014 primarily attributable to the surgical facilities we acquired in connection with the Symbion transaction on November 3, 2014. As a percentage of revenues, cost of revenues were 69.7% for the 2015 period and 63.0% for the 2014 period.
General and Administrative Expenses. General and administrative expenses were $56.0 million for the year ended December 31, 2015 compared to $31.5 million for the year ended December 31, 2014 primarily due to the acquisition of Symbion on November 3, 2014 and the acceleration of stock compensation in connection with the IPO of $6.2 million. As a percentage of revenues, general and administrative expenses were 5.8% for the 2015 period compared to 7.8% for the 2014 period.
Depreciation and Amortization. Depreciation and amortization expenses increased to $34.5 million for the year ended December 31, 2015 compared to $15.1 million for the year ended December 31, 2014 primarily due to the acquisition of Symbion on November 3, 2014. As a percentage of revenues, depreciation and amortization expenses were 3.6% for the 2015 period and 3.7% for the 2014 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $23.6 million for the year ended December 31, 2015 compared to $9.5 million for the year ended December 31, 2014 primarily due to the acquisition of Symbion on November 3, 2014. As a percentage of revenues, the provision for doubtful accounts was 2.5% for the 2015 period and 2.4% for the 2014 period.
Income from Equity Investments. Income from equity investments was $3.8 million in the year ended December 31, 2015 compared to $1.3 million in the year ended December 31, 2014 primarily due to the acquisition of Symbion on November 3, 2014 as we had no equity method investments prior to the acquisition.
(Gain) Loss on Disposal or Impairment of Long-Lived Assets, Net. The net gain on disposal or impairment of long-lived assets was $2.1 million for the year ended December 31, 2015 compared to a $1.8 million net loss for the year ended December 31, 2014.
Loss on Debt Refinancing. We incurred $16.1 million as a loss on debt refinancing for the year ended December 31, 2015 compared to $23.4 million for the year ended December 31, 2014, related to the paydown of the Second Lien during 2015 and the refinancing in connection with the Merger during 2014.
Merger Transaction and Integration Costs. We incurred $17.9 million of merger transaction and integration costs for the year ended December 31, 2015 compared to $21.7 million for the year ended December 31, 2014 all related to the Merger.
Termination of Management Agreement and IPO Costs. We incurred $5.8 million of costs related to the termination of our management agreement with Bayside Capital, Inc. and other related IPO costs for the year ended December 31, 2015.
Electronic Health Records Incentives Income. Income from electronic health records incentives was $1.8 million for the year ended December 31, 2015 compared to $3.4 million for the year ended December 31, 2014.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Income. Our operating income was $144.8 million for the year ended December 31, 2015 compared to $50.8 million for the year ended December 31, 2014. The increase in the 2015 period from the 2014 period is primarily attributable to the surgical facilities acquired in connection with the Symbion transaction on November 3, 2014. As a percentage of revenues, operating income was 15.1% for the 2015 period and 12.6% for the 2014 period. During the year ended December 31, 2015, we recorded $17.9 million of merger transaction and integration costs related to the Symbion acquisition, a loss on debt extinguishment of $16.1 million, IPO equity-based compensation expense of $6.2 million, termination of management agreement and IPO costs of $5.8 million and recorded a gain of $2.1 million related to the sale of our ownership interest in a surgical facility. Excluding the impact of these items, our operating income margin was 19.7% for the year ended December 31, 2015. Effecting the 2014 period for the Symbion acquisition, our operating income margin for the year ended December 31, 2014 was 21.5%.
Tax Receivable Agreement Expense. We incurred tax receivable agreement expense of $119.9 million for the year ended December 31, 2015 compared to $3.7 million for the year ended December 31, 2014 due to the execution of the TRA on September 30, 2015 and the release of the valuation allowance previously recorded against our deferred tax assets.
Interest Expense, Net. Interest expense, net, increased to $101.0 million for the year ended December 31, 2015 compared to $62.1 million for the year ended December 31, 2014. The increase was primarily attributable to the new capital structure used to finance the acquisition of Symbion on November 3, 2014.
Income Tax (Benefit) Expense. Income tax benefit was $149.0 million for the year ended December 31, 2015 compared to income tax expense of $15.8 million for the year ended December 31, 2014. The effective tax rate was 195.7% for the year ended December 31, 2015 compared to (139.5)% for the year ended December 31, 2014. The change in effective tax rate was primarily attributable to the tax-effect of the release of the valuation allowance during the year ended December 31, 2015.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests increased to $71.4 million for the year ended December 31, 2015 compared to $38.8 million for the year ended December 31, 2014. This increase was primarily attributable to the surgical facilities we acquired in connection with the Symbion transaction on November 3, 2014. As a percentage of revenues, net income attributable to non-controlling interests was 7.4% for the 2015 period and 9.6% for the 2014 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the year ended December 31, 2016, our cash flow provided by operating activities increased to $125.2 million compared to $84.5 million in the year ended December 31, 2015. This increase was primarily related to the growth from acquisition activity occurring subsequent to the 2015 period. At December 31, 2016, we had working capital of $175.2 million compared to $129.7 million at December 31, 2015.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2016 was $184.7 million, which included $39.1 million related to purchases of property and equipment, including $4.9 million related to the relocation of our hospital in Great Falls, Montana. Additionally, we paid $146.4 million in cash for acquisitions (net of cash acquired), of which $129.8 million, excluding the $16.6 million of contingent acquisition consideration, related to the purchase of six surgical facilities, one of which was merged with an existing facility, three anesthesia practices, eleven physician practices, a lab and a pharmacy. The remaining amount included an additional payment of $16.6 million to fund the final escrow payment related to the Merger. Further, we received $765,000 in proceeds for the sale of our interests in a surgical facility.
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
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2016 was $71.3 million. During this period, we made distributions to non-controlling interest holders of $65.8 million and payments related to ownership transactions with consolidated affiliates of $20.1 million. Further, we made repayments on our long-term debt of $473.4 million offset by borrowings of $650.7 million. Our repayments and borrowings include $156.5 million in draws and $196.8 million in repayments on our Revolver during the period. In addition, we made payments of debt issuance costs of $14.3 million and a penalty on the prepayment of debt of $4.9 million during the period.
Net cash provided by financing activities during the year ended December 31, 2015 was $33.4 million. During this period, we received proceeds from our initial public offering, net of offering costs, of $251.0 million, made distributions to non-controlling interest holders of $69.7 million and payments related to ownership transactions with consolidated affiliates of $12.2 million. We made repayments on our long-term debt of $328.3 million. These were offset by cash inflows from debt borrowings of $196.4 million.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Long-Term Debt
A summary of long-term debt follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
2014 Revolver Loan	$85,000	$125,250	$—
2014 First Lien Term Loans	932,000	861,300	870,000
2014 Second Lien Credit Agreement	—	246,500	490,000
Senior Unsecured Notes	400,000	—	—
Subordinated Notes	1,000	1,000	1,000
Notes payable and secured loans	42,521	40,615	31,600
Capital lease obligations	13,996	11,316	10,755
Less: Unamortized debt issuance costs and discounts	(32,274)	(30,622)	(45,024)
Total debt	1,442,243	1,255,359	1,358,331
Less: Current maturities	27,822	27,247	22,088
Total long-term debt	$1,414,421	$1,228,112	$1,336,243
2014 Revolver Loan
The proceeds of the 2014 Revolver Loan (“Revolver”) may be used for working capital, acquisitions and development activities and general corporate purposes in an aggregate principal amount at any time outstanding not to exceed $150.0 million. Commitments under the Revolver terminate and the loans made thereunder mature on November 3, 2019. On October 7, 2015, we entered into an amendment to the 2014 First Lien Credit Agreement to increase certain lenders’ commitments under the Revolver from $80.0 million to an aggregate principal amount outstanding at any time not to exceed $150.0 million. We have the option of classifying borrowings under the Revolver as either Alternate Base Rate ("ABR") loans or Eurodollar ("ED") loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%. In addition to the base rate, we are required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period. In addition to the base rate, we are required to pay a 4.25% margin for ED loans.
We paid $2.3 million in connection with obtaining the Revolver and recorded this amount as debt issuance costs, which is presented, net of accumulated amortization of approximately $985,000 and $530,000, in the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.
We must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver. As of December 31, 2016, our availability on the Revolver was $61.9 million (including outstanding letters of credit of $3.1 million).
The credit agreement that governs the Revolver contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. It additionally includes the requirement that, if triggered, we maintain a net leverage ratio within a specified range. At December 31, 2016, we were in compliance with the covenants contained in the credit agreement.
2014 First Lien Credit Agreement
The 2014 First Lien Term Loans (“2014 First Lien”) is a senior secured obligation of Surgery Center Holdings, Inc. and is guaranteed on a senior secured basis by us and certain of our subsidiaries. The 2014 First Lien matures on November 3, 2020. On March 24, 2016, Surgery Center Holdings, Inc. and certain of our subsidiaries entered into an amendment to the 2014 First Lien to obtain an incremental senior secured term loan in an aggregate principal amount of $80.0 million, which increased the total term loan obligation under the 2014 First Lien to $950.0 million. We used the proceeds of the incremental term loan to fund certain proposed acquisitions and for other corporate purposes. On September 26, 2016, we entered into an amendment to the 2014 First Lien to reduce the interest margins for an ABR loan to 2.75% and for an ED loan to 3.75%.
We have the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, we are required to pay a 2.75% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, we are required to pay a 3.75% margin for ED loans. Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, we are required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of December 31, 2016.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

The credit agreement that governs the 2014 First Lien contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. At December 31, 2016, we were in compliance with the covenants contained in the credit agreement. The 2014 First Lien is collateralized by substantially all of our assets.
Scheduled amortization of the discount recorded in connection with the 2014 First Lien Credit Agreement follows (in thousands):

January 1, 2017 through December 31, 2017	4,844
January 1, 2018 through December 31, 2018	5,053
January 1, 2019 through December 31, 2019	5,274
January 1, 2020 through November 3, 2020	5,045
Total discount on First Lien Credit Agreement	$20,216
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement (“2014 Second Lien”), entered into on November 3, 2014, was prepaid in full on March 31, 2016 as described below. The 2014 Second Lien was a senior secured obligation of Surgery Center Holdings, Inc. and was guaranteed on a senior secured basis by the Company and certain of its subsidiaries.
On October 6, 2015, we prepaid $243.5 million in principal, net of the write-off of discounts and issuance costs totaling $8.3 million, and $65,000 of accrued interest on the 2014 Second Lien. Further, we incurred a prepayment penalty of 3% of the aggregate principal amount or $7.3 million. The write-off of the discounts and issuance costs, the prepayment penalty as well as certain other costs are presented as a loss on debt extinguishment of $16.1 million in the accompanying consolidated statement of operations as of December 31, 2015. On March 31, 2016, we repaid the remaining principal of the 2014 Second Lien of $252.8 million with the proceeds of the issuance of the Senior Unsecured Notes, of which $1.3 million was accrued interest. In connection with the prepayment, we incurred a loss on debt refinancing of $8.3 million which included the write-off of loan costs and the original issue discount and a prepayment penalty.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Scheduled amortization of the discount recorded in connection with the Senior Unsecured Notes follows (in thousands):

January 1, 2017 through December 31, 2017	2,379
January 1, 2018 through December 31, 2018	2,618
January 1, 2019 through December 31, 2019	2,888
January 1, 2020 through December 31, 2020	3,196
January 1, 2021 through April 15, 2021	977
Total discount on First Lien Credit Agreement	$12,058
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
Subordinated Notes
Effective April 11, 2013, we amended and reduced the size of our subordinated debt facility ("Subordinated Notes") to $1.0 million from $53.8 million. Through a separate transaction in April 2013, H.I.G. Surgery Centers, LLC, our affiliate, purchased the Subordinated Notes from an independent third party. At December 31, 2016 and December 31, 2015, the debt is payable to H.I.G. Surgery Centers, LLC and mature on August 4, 2017. Effective January 1, 2014, the Subordinated Notes bear interest of 17.00% per annum.
Notes Payable and Secured Loans
Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At December 31, 2016, we were in compliance with the covenants contained in the credit agreement. The outstanding balance on notes payable to financial institutions was $42.5 million, $40.6 million and $31.6 million as of December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company and its subsidiaries also provide a corporate guarantee of certain indebtedness of the Company’s subsidiaries.
Capital Lease Obligations
We are liable to various vendors for several equipment leases.  The carrying value of the leased assets was $15.4 million and $12.3 million as of December 31, 2016 and 2015, respectively.
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
EBITDA, Adjusted EBITDA and Credit Agreement EBITDA
When we use the term “EBITDA,” we are referring to net income minus (a) net income attributable to non-controlling interests plus (b) income tax expense (benefit), (c) interest expense, net, and (d) depreciation and amortization. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.
We use EBITDA as a measure of liquidity. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. When we use the term "Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for (a) management fee, (b) merger transaction, integration and practice acquisition costs, (c) non-cash stock compensation expense, (d) loss on debt refinancing, (e) contingent acquisition compensation expense, (f) tax receivable agreement expense, (g) termination of management agreement and IPO costs, (h) gain on litigation settlement and (i) loss (gain) on disposal or impairment of long-lived assets.
We use “Credit Agreement EBITDA” to determine our compliance under certain covenants pursuant to our credit facilities. When we use the term “Credit Agreement EBITDA,” we are referring to Adjusted EBITDA, as defined above, further adjusted for (a) acquisitions,

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

(b) non-cash expenses and (c) de novo start-up losses. These adjustments do not relate to our historical financial performance and instead relate to estimates compiled by our management and calculated in conformance with the definition of “Consolidated EBITDA” used in the credit agreements governing our credit facilities.
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
The following table reconciles EBITDA and Adjusted EBITDA to net income (in thousands):

	Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Operations Data (in thousands):
Net income	$85,083	$72,845	$(27,052)
(Minus):
Net income attributable to non-controlling interests	75,630	71,416	38,845
Plus (minus):
Income tax expense (benefit)	7,095	(148,982)	15,758
Interest expense, net	100,571	100,980	62,101
Depreciation and amortization	39,551	34,545	15,061

EBITDA	156,670	(12,028)	27,023
Plus:
Management fee (1)	—	2,250	2,161
Merger transaction, integration and practice acquisition costs	11,617	20,579	21,690
Termination of management agreement and IPO costs	—	5,834	—
Tax receivable agreement expense	3,733	119,911	—
Non-cash stock compensation expense	2,021	7,502	942
Loss on debt refinancing	11,876	16,102	23,414
Contingent acquisition compensation expense	5,092	—	—
Gain on litigation settlement	(14,101)	—	—
Loss (gain) on disposal or impairment of long-lived assets, net	2,355	(2,097)	1,804

Adjusted EBITDA	$179,263	$158,053	$77,034

(1): Fee payable pursuant the Management and Investment Advisory Services Agreement between the Company and Bayside Capital, Inc. which terminated in connection with our IPO.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table reconciles EBITDA, Adjusted EBITDA and Credit Agreement EBITDA to net income (in thousands and unaudited):

Twelve Months Ended December 31, 2016
Condensed Consolidated Statements of Operations Data (in thousands):
Net income	$85,083
(Minus):
Net income attributable to non-controlling interests	75,630
Plus (minus):
Income tax expense	7,095
Interest expense, net	100,571
Depreciation and amortization	39,551
EBITDA	156,670
Plus:
Merger transaction, integration and practice acquisition costs	11,617
Tax receivable agreement expense	3,733
Non-cash stock compensation expense	2,021
Contingent acquisition compensation expense	5,092
Loss on debt refinancing	11,876
Gain on litigation settlement	(14,101)
Loss on disposal or impairment of long-lived assets, net	2,355
Adjusted EBITDA	179,263
Plus:
Acquisitions (1)	40,757
Non-cash expenses	1,596
De novo start-up losses (2)	913
Credit Agreement EBITDA	$222,529
(1): Represents impact of acquired anesthesia entities, physician practices and surgical facilities as if each acquisition had occurred on January 1, 2016 including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with rolling out our suite of ancillary services throughout both the acquired entities and Symbion portfolio. Further, this includes revenue synergies from other business initiatives as defined in the Credit Agreement.
(2): Relates to the losses associated with de novo in-market physician practices opened during the last twelve months.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations by period as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt, including current maturities	$1,460,522	$22,963	$122,988	$1,310,677	$3,894
Cash interest obligations	331,091	82,537	161,814	86,740	—
Capital lease obligations	13,996	4,860	6,912	2,168	56
Operating lease obligations	335,316	46,517	82,098	63,143	143,558
Other financing obligations(1)	53,927	1,274	3,643	5,444	43,567
Total contractual obligations (2), (3)	$2,194,852	$158,151	$377,455	$1,468,172	$191,075

(1)
Other financing obligations include a payable to the hospital facility lessor at our surgical hospital located in Idaho Falls, Idaho relating to the land, building and improvements at this facility and a payable to the facility lessor in Ocala, Florida relating to the building at this facility.

(2)
We expect to pay $16.6 million in future contingent purchase compensation payments over the remaining performance period, April 2016-April 2019. These payments will be made should the requirements for continuing employment agreed to in the respective acquisition agreements be met.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

(3)
We estimate the total amounts payable under the TRA to be approximately $123.3 million, if the tax benefits of related deferred tax assets are ultimately realized. Due to the nature of the TRA, we cannot reasonably estimate the timing of they payments. Of the total amount payable, we expect to pay approximately $1.0 million of the liability during the year ending December 31, 2017.

Inflation
Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU was originally set to be effective for fiscal years beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date for the standard to be effective for fiscal years beginning after December 15, 2017. The FASB will now permit companies to early adopt within one year of the new effective date. We will adopt this ASU on January 1, 2018 and currently plan to adopt using the full retrospective method. We continue to assess the impact of this ASU on our consolidated financial position, results of operations, cash flows and financial disclosures but anticipates the most significant change will be how the estimate for the allowance for doubtful accounts will be recognized under the new standard.
In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis,” which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The provisions of ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015. We adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows and financial disclosures.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs," which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be applied retrospectively. We adopted this ASU on January 1, 2016 retrospectively for all periods presented. As a result of the adoption of this ASU, we reclassified approximately $2.2 million at December 31, 2015, respectively, from deferred loan costs to long-term debt. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows and financial disclosures.
In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" which clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” We adopted this ASU on January 1, 2016 retrospectively for all periods presented. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows and financial disclosures.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” which eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination. Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years. We adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows and financial disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases", which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We believe the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases.
In March 2016, the FASB issued ASU 2016-07, “Investments- Equity Method and Joint Ventures,” which allows investments that now meet equity method treatment that were previously accounted for under a different method to apply the equity method prospectively from the date the investment qualifies for equity method treatment. ASU 2016-07 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. We are currently evaluating the impact this new guidance may have on the consolidated financial position, results of operations and cash flows.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments including the income tax consequences, classification of certain awards and treatment of forfeitures. ASU 2016-09 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. We early adopted this ASU during the first quarter of 2016. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operation, cash flows and financial disclosures.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. We are currently evaluating the impact this new guidance may have on the consolidated cash flows.
In October 2016, the FASB issued ASU 2016-17, “Interests Held through Related Parties That Are under Common Control,” which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. ASU 2016-17 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. We are currently evaluating the impact this new guidance may have on the consolidated financial position, results of operations and cash flows.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” which will require the reconciliation of restricted cash in the statement of cash flows. ASU 2016-18 is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated cash flows.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business,” which narrows the definition of a business when evaluating whether transactions should be accounted for as asset acquisition or business combination. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. We are currently evaluating the impact this new guidance may have on the consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted for annual and interim periods after January 1, 2017. We are currently evaluating the impact this new guidance may have on the consolidated financial position, results of operations and cash flows. The adoption of ASU 2017-04 would only impact our financial statements in situations where an impairment of a reporting unit’s assets is determined.
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
Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At December 31, 2016, $469.5 million of our outstanding debt was in fixed rate instruments and the remaining $917.4 million was in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of December 31, 2016 based on the level outstanding debt in variable rate instruments at that time , our annual interest expense would increase by approximately $1.8 million. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2017 based on our indebtedness at December 31, 2016.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures and Limitations on the Effectiveness of Controls
 We maintain a system of “disclosure controls and procedures" (as such term is defined in Rule 13a-15(e)) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnished under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
 In designing and evaluating our disclosure controls and procedures, our management, including our principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. For these reasons, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
 Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures conducted as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting, as described in Management's Report on Internal Control Over Financial Reporting below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as such term is defined in Rule 13a-15(f)) under the Exchange Act) for the Company. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with GAAP. Because of the inherent limitations in any internal control, no matter how well designed, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
 Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. The assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management, including the chief executive officer and chief financial officer, recognized certain control deficiencies in our internal control over financial reporting pertaining to lack of documentation evidencing certain controls involving revenue, accounts receivable and related allowances, which aggregate to a material weakness as of December 31, 2016. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of the identified material weakness, management, including the chief executive officer and chief financial officer, concluded that internal control over financial reporting was not effective as of December 31, 2016. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. Their attestation report is included below in this Item 9A.
 Notwithstanding the identified material weakness as of December 31, 2016, management, including the chief executive officer and chief financial officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with GAAP. Additionally, this material weakness did not result in any restatements of our audited and unaudited consolidated financial statements or disclosures for any previously reported periods.
As permitted by SEC guidance, the Company excluded its 2016 acquisitions, as discussed in Note 3 to the consolidated financial statements, from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. As of and for the year ended December 31, 2016, these entities constituted 0.8% of consolidated total assets, and 2.3% of consolidated revenues.

Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Surgery Partners, Inc. (the “Company”)
We have audited Surgery Partners, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Surgery Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its 2016 acquisitions, discussed in Note 3 to the consolidated financial statements, which is included in the 2016 consolidated financial statements of Surgery Partners, Inc. and constituted 0.8% of consolidated total assets as of December 31, 2016, and 2.3% of consolidated revenues for the year then ended. Our audit of internal control over financial reporting of Surgery Partners, Inc. also did not include an evaluation of the internal control over financial reporting of its 2016 acquisitions, discussed in Note 3 to the consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. A material weakness has been identified pertaining to the aggregation of design and operating deficiencies in certain controls over revenue, accounts receivable and related allowances.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Surgery Partners, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion thereon. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 10, 2017, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Surgery Partners, Inc. has not maintained effective internal control over financial reporting, as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 10, 2017

Management's Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting
Management, including the chief executive officer and chief financial officer, is engaging in efforts to remediate the material weakness described above as follows:
•We intend to enhance and implement policies setting forth specific requirements for documentation related to our controls with respect to revenue, accounts receivable and related allowances; and
•We intend to implement additional review and analysis procedures to ensure that our policies are being followed.
 Management believes that these remedial measures will adequately address the material weakness, but may determine that additional remedial measures are required.
Changes in Internal Control over Financial Reporting
 Except for the material weakness described above, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2017 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which the Company intends to file within 120 days after the close of our fiscal year ended December 31, 2016.
Item 11. Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.
Item 14. Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Surgery Partners, Inc.

We have audited the accompanying consolidated balance sheets of Surgery Partners, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surgery Partners, Inc. at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs, and applied the change retrospectively to December 31, 2015.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Surgery Partners, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 10, 2017

SURGERY PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$69,699	$57,933
Accounts receivable, less allowance for doubtful accounts of $29,872 and $18,322, respectively	220,594	177,757
Inventories	28,777	25,591
Prepaid expenses and other current assets	32,014	34,620
Acquisition escrow deposit	10,871	13,984
Indemnification receivable due from seller	—	1,072
Total current assets	361,955	310,957
Property and equipment, net	204,253	184,550
Intangible assets, net	48,023	53,568
Goodwill	1,555,204	1,407,927
Investments in and advances to affiliates	34,980	34,103
Restricted invested assets	315	316
Long-term deferred tax assets	83,793	94,105
Acquisition escrow deposit	—	8,408
Other long-term assets	16,435	10,509
Total assets	$2,304,958	$2,104,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,766	$45,341
Accrued payroll and benefits	29,273	26,307
Acquisition escrow liability	10,871	13,984
Other current liabilities	68,993	68,410
Current maturities of long-term debt	27,822	27,247
Total current liabilities	186,725	181,289
Long-term debt, less current maturities	1,414,421	1,228,112
Long-term tax receivable agreement liability	122,351	119,655
Acquisition escrow liability	—	8,408
Other long-term liabilities	76,266	85,613

Non-controlling interests—redeemable	180,521	183,439

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 48,488,616 shares issued and outstanding at December 31, 2016; 48,156,990 shares issued and outstanding at December 31, 2015	485	482
Additional paid-in capital	320,543	316,294
Retained deficit	(311,351)	(320,804)
Total Surgery Partners, Inc. stockholders' equity (deficit)	9,677	(4,028)
Non-controlling interests—non-redeemable	314,997	301,955
Total stockholders' equity	324,674	297,927
Total liabilities and stockholders' equity	$2,304,958	$2,104,443

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share amounts)

	Year Ended December 31,
	2016	2015	2014

Revenues	$1,145,438	$959,891	$403,289
Operating expenses:
Salaries and benefits	357,175	261,685	101,976
Supplies	269,239	242,083	94,224
Professional and medical fees	81,185	66,583	18,028
Lease expense	52,147	44,848	19,389
Other operating expenses	61,450	54,127	20,561
Cost of revenues	821,196	669,326	254,178
General and administrative expenses (includes contingent acquisition compensation expense of $5,092 for the year ended December 31, 2016)	60,246	55,992	31,452
Depreciation and amortization	39,551	34,545	15,061
Provision for doubtful accounts	24,212	23,578	9,509
Income from equity investments	(4,764)	(3,777)	(1,264)
Loss (gain) on disposal or impairment of long-lived assets, net	2,355	(2,097)	1,804
Loss on debt refinancing	11,876	16,102	23,414
Merger transaction and integration costs	8,738	17,920	21,690
Gain on litigation settlement	(14,101)	—	—
Termination of management agreement and IPO costs	—	5,834	—
Electronic health records incentive income	(408)	(1,761)	(3,356)
Other expenses (income)	55	(525)	(6)
Total operating expenses	948,956	815,137	352,482
Operating income	196,482	144,754	50,807
Tax receivable agreement expense	(3,733)	(119,911)	—
Interest expense, net	(100,571)	(100,980)	(62,101)
Income (loss) before income taxes	92,178	(76,137)	(11,294)
Income tax expense (benefit)	7,095	(148,982)	15,758
Net income (loss)	85,083	72,845	(27,052)
Less: Net income attributable to non-controlling interests	(75,630)	(71,416)	(38,845)
Net income (loss) attributable to Surgery Partners, Inc.	$9,453	$1,429	$(65,897)

Net income (loss) per share attributable to common stockholders
Basic	$0.20	$0.04	$(2.04)
Diluted (1)	$0.20	$0.04	$(2.04)
Weighted average common shares outstanding (2)
Basic	48,018,944	36,066,233	32,295,364
Diluted (1)	48,190,738	37,464,387	32,295,364
(1) The impact of potentially dilutive securities for the year ended December 31, 2014 was not considered because the effect would be anti-dilutive for the period.
(2) Effect of the Reorganization in 2015, as defined in Note 1, has been retrospectively applied to all periods presented.

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$85,083	$72,845	$(27,052)
Other comprehensive income	—	—	—
Comprehensive income (loss)	$85,083	$72,845	$(27,052)
Less: Comprehensive income attributable to non-controlling interests	(75,630)	(71,416)	(38,845)
Comprehensive income (loss) attributable to Surgery Partners, Inc.	$9,453	$1,429	$(65,897)
See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except shares)

	Common Stock (1)		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance as of December 31, 2013	1,000	$—	$59,719	$(163,336)	$89,242	$(14,375)
Net (loss) income	—	—	—	(65,897)	34,766	(31,131)
Equity-based compensation	—	—	942	—	—	942
Acquisition and disposal of shares of non-controlling interests, net	—	—	633	—	202,024	202,657
Distributions to owners	—	—		(93,000)	—	(93,000)
Distributions to non-controlling interest—non-redeemable holders	—	—	—	—	(32,414)	(32,414)
Repurchase of units	—	$—	(3,143)	—	—	(3,143)
Balance as of December 31, 2014	1,000	$—	$58,151	$(322,233)	$293,618	$29,536

Net income	—	—	—	1,429	53,800	55,229
Equity-based compensation	—	—	7,502	—	—	7,502
Acquisition and disposal of shares of non-controlling interests, net	—	—	(835)	—	4,321	3,486
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(49,784)	(49,784)
Initial public offering	14,285,000	143	250,836	—	—	250,979
Effect of Reorganization (2)	33,870,990	339	—	—	—	339
Other	—	—	640	—	—	640
Balance as of December 31, 2015	48,156,990	$482	$316,294	$(320,804)	$301,955	$297,927

Net income	—	—	—	9,453	57,607	67,060
Issuance of restricted stock, net of forfeitures	331,626	3	(3)	—	—	—
Equity-based compensation	—	—	2,021	—	—	2,021
Acquisition and disposal of shares of non-controlling interests, net	—	—	2,231	—	4,053	6,284
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(48,618)	(48,618)
Balance as of December 31, 2016	48,488,616	$485	$320,543	$(311,351)	$314,997	$324,674
(1) As described in Note 1 herein, the common stock of the Company is that of Surgery Partners, Inc. as of December 31, 2016 and 2015 and that of Surgery Center Holdings,
Inc. as of December 31, 2014.
(2) As a result of the Reorganization that occurred on September 30, 2015 (as further described in Note 1), Surgery Center Holdings, Inc, became an indirect wholly owned subsidiary of Surgery Partners, Inc. and the common stock of Surgery Center Holdings, Inc. is eliminated in consolidation.

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income (loss)	$85,083	$72,845	$(27,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,551	34,545	15,061
Amortization of debt issuance costs and discounts	7,199	6,263	3,746
Amortization of unfavorable lease liability	(431)	(431)	(72)
Equity-based compensation	2,021	7,502	942
Loss (gain) on disposal or impairment of long-lived assets, net	2,355	(2,097)	1,804
Gain on legal settlement	(14,101)	—	—
Loss on debt extinguishment	11,876	16,102	23,414
Tax receivable agreement expense	3,733	119,911	—
Deferred income taxes	6,882	(149,891)	14,089
Interest on contingent consideration obligation	1,124	1,041	964
Provision for doubtful accounts	24,212	23,578	9,509
Income from equity investments, net of distributions received	(846)	(543)	(713)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(60,622)	(48,783)	(20,161)
Other operating assets and liabilities	17,203	4,439	418
Net cash provided by operating activities	125,239	84,481	21,949

Cash flows from investing activities:
Purchases of property and equipment, net	(39,109)	(33,439)	(7,736)
Payments for acquisitions, net of cash acquired	(146,405)	(112,596)	(263,280)
Proceeds from divestitures	765	11,193	—
Net cash used in investing activities	(184,749)	(134,842)	(271,016)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	250,979	—
Principal payments on long-term debt	(473,437)	(328,329)	(1,009,874)
Borrowings of long-term debt	650,707	196,366	1,477,288
Payments of debt issuance costs	(14,296)	—	(7,496)
Penalty on prepayment of debt	(4,900)	—	—
Payment of premium of debt extinguishment	—	(7,305)	(17,840)
Distributions to non-controlling interest holders	(65,778)	(69,720)	(35,182)
Distribution to owners	—	—	(93,000)
Payments related to ownership transactions with consolidated affiliates	(20,096)	(12,175)	278
Repurchase of units	—	—	(3,143)
Financing lease obligation	(924)	3,558	(70)
Net cash provided by financing activities	71,276	33,374	310,961
Net (decrease) increase in cash and cash equivalents	11,766	(16,987)	61,894
Cash and cash equivalents at beginning of period	57,933	74,920	13,026
Cash and cash equivalents at end of period	$69,699	$57,933	$74,920

Supplemental cash flow information:
Non-cash transactions:
Notes payable issued in connection with an acquisition	$325	$7,430	$—
Increase in debt related to new capital lease obligations	7,866	5,443	3,252
Cash payments:
Interest paid, net of interest income received	79,262	96,799	50,377
Cash paid for income taxes	661	1,093	676
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
As of December 31, 2016, the Company owned and operated a national network of surgical facilities and ancillary services in 29 states.  The surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. The Company's surgical hospitals provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services.
As of December 31, 2016, the Company owned or operated a portfolio of 104 surgical facilities, comprised of 99 ASCs and five surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 74 of the surgical facilities and consolidated 94 of these facilities for financial reporting purposes. In addition, the Company owned or operated a network of 56 physician practices.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Balance at December 31, 2014	$192,589
Net income attributable to non-controlling interests—redeemable	17,616
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(6,830)
Distributions to non-controlling interest —redeemable holders	(19,936)
Balance at December 31, 2015	183,439
Net income attributable to non-controlling interests—redeemable	18,023
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(3,781)
Distributions to non-controlling interest —redeemable holders	(17,160)
Balance at December 31, 2016	$180,521
Variable Interest Entities
The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation. At December 31, 2016, the variable interest entities include five surgical facilities, three anesthesia practices and two physician practices. At December 31, 2015, the variable interest entities included five surgical facilities, three anesthesia practices and one physician practice. There was an additional one acquisition at December 31, 2016. The Company has the power to direct the activities that most significantly impact the variable interest entity's economic performance. Additionally, the Company would absorb the majority of the expected losses of these entities should they occur. As of December 31, 2016 and December 31, 2015, the consolidated balance sheets of the Company included total assets of $99.5 million and $104.2 million, respectively, and total liabilities of $10.7 million and $13.2 million, respectively, related to the Company's variable interest entities.

Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates in the consolidated balance sheets was $35.0 million and $34.1 million as of December 31, 2016 and December 31, 2015, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Carrying Amount		Fair Value
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

2014 First Lien Credit Agreement, net of debt issuance and discount	$911,784	$839,701	$917,528	$827,458
2014 Second Lien Credit Agreement, net of debt issuance and discount	$—	$237,532	$—	$224,617
Senior Unsecured Notes, net of debt issuance costs and discount	$387,942	$—	$412,189	$—
The fair values of the 2014 First Lien Credit Agreement, 2014 Second Lien Credit Agreement and Senior Unsecured Notes, as defined in Note 5 on Long-Term Debt, were based on a Level 2 computation using quoted prices for identical liabilities in inactive markets at December 31, 2016 and 2015, as applicable. The carrying amounts related to the Company's other long-term debt obligations approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain former Symbion executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of December 31, 2016 and 2015, the fair value of the assets in the SERP were $1.7 million and $1.6 million, respectively, and were included in other long-term assets in the consolidated balance sheets. The Company had a liability related to the SERP of $1.7 million and $1.6 million as of December 31, 2016 and 2015, respectively, which was included in other long-term liabilities in the consolidated balance sheets.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Year Ended December 31,
	2016	2015	2014
Patient service revenues:
Surgical facilities revenues	90.3%	91.6%	83.9%
Ancillary services revenues	7.9%	6.4%	12.3%
	98.2%	98.0%	96.2%
Other service revenues:
Optical services revenues	1.1%	1.5%	3.5%
Other	0.7%	0.5%	0.3%
	1.8%	2.0%	3.8%
Total revenues	100.0%	100.0%	100.0%

Patient service revenues.  The fee charged for healthcare procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications.  The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  However, in several surgical facilities, the Company charges for anesthesia services. Ancillary service revenues include fees for patient visits to the Company's physician practices, pharmacy services and diagnostic tests ordered by physicians. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts from third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change. During the year ended December 31, 2016, the Company recognized an increase to patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $6.8 million compared to $2.3 million during the year ended December 31, 2015.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$579,662	51.5%	$516,739	55.0%	$202,172	52.1%
Government	448,953	39.9%	359,471	38.2%	134,041	34.5%
Self-pay	19,817	1.8%	16,190	1.7%	13,645	3.5%
Other	76,172	6.8%	48,311	5.1%	38,215	9.9%
Total patient service revenues	$1,124,604	100.0%	$940,711	100.0%	$388,073	100.0%
Other service revenues:
Optical service revenues	$12,505		$14,572		$14,193
Other revenues	8,329		4,608		1,023
Total net revenues	$1,145,438		$959,891		$403,289
Other service revenues. Optical service revenues consist of product sales from the Company's optical laboratories as well as handling charges billed to the members of the Company's optical products purchasing organization. The Company's optical products purchasing organization negotiates volume buying discounts with optical products manufacturers. The buying discounts and any handling charges billed to the members of the buying group represent the revenue recognized for financial reporting purposes. Revenue is recognized as orders are shipped to members. The Company bases its estimates for sales returns and discounts on historical experience and has not experienced significant fluctuations between estimated and actual return activity and discounts given. The Company's optical laboratories manufacture and distribute corrective lenses and eyeglasses to ophthalmologists and optometrists. Revenue is recognized when product is shipped, net of allowance for discounts. The Company's marketing products and services businesses recognize revenue when product is shipped or services are rendered.
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
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of December 31, 2016, the Company had a net third-party Medicaid settlements receivable of $454,000 compared to a third-party Medicaid settlements liability of $5.2 million at December 31, 2015.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the changes in the allowance for doubtful accounts receivable follows (in thousands):

Balance at December 31, 2013	$5,028
Provision for doubtful accounts	9,509
Accounts written off, net of recoveries	(9,208)
Balance at December 31, 2014	5,329
Provision for doubtful accounts	23,578
Accounts written off, net of recoveries	(10,585)
Balance at December 31, 2015	18,322
Provision for doubtful accounts	24,212
Accounts written off, net of recoveries	(12,662)
Balance at December 31, 2016	$29,872
The Company records an estimate for doubtful accounts based on the aging category and historical collection experience of each product sales or other business included in other service revenues, as discussed in the note above.
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the consolidated balance sheets. Such receivables were $7.0 million and $8.4 million at December 31, 2016 and 2015, respectively.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	December 31,
	2016	2015

Prepaid expenses	$11,158	$7,409
Receivables - optical product purchasing organization	7,042	8,434
Acquisition escrow receivable	—	8,000
Insurance recoveries	2,476	2,363
Other current assets	11,338	8,414
Total	$32,014	$34,620
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
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
The Company evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. The Company performs an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of the long-lived asset is not expected to be recovered, the carrying value is reduced to estimated fair value. The cash flow projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. No impairment losses on long-lived assets were recognized during the years ended December 31, 2016, 2015 and 2014.
The Company tests its goodwill and indefinite-lived intangible assets for impairment annually, as of October 1, or more frequently if certain indicators arise. The Company performs its annual goodwill impairment assessment by developing a fair value estimate of the business enterprise as of October 1, 2016 using a discounted cash flows approach and comparing the fair value to the carrying value of the net assets of the individual reporting units as of October 1, or additionally if impairment indicators are present. The results of the Company's fair value estimate are then corroborated using a market-based approach. The result of the Company's annual goodwill impairment test at October 1, 2016 indicated no impairment. There were also no impairment charges recorded during the years ended December 31, 2015 and 2014.
Restricted Invested Assets
Restricted invested assets of $315,000 and $316,000 at December 31, 2016 and 2015, respectively, were related to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility. In accordance with the provisions of the lease agreement, the Company has a deposit with the landlord that shall be held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	December 31,
	2016	2015

Notes receivable	$716	$212
Deposits	4,196	2,475
Assets of SERP	1,725	1,606
Debt issuance costs	1,488	2,005
Insurance recoveries	6,835	3,976
Other	1,475	235
Total	$16,435	$10,509

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	December 31,
	2016	2015

Interest payable	$19,206	$5,410
Current taxes payable	2,622	1,977
Insurance liabilities	6,625	5,476
Third-party settlements	179	5,222
Acquisition consideration payable	—	16,768
Amounts due to patients and payors	12,221	11,424
Tax receivable agreement liability	999	—
Contingent acquisition compensation liability	4,589	—
Other accrued expenses	22,552	22,133
Total	$68,993	$68,410
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	December 31,
	2016	2015

Facility lease obligations	$52,653	$53,927
Medical malpractice liability	10,453	6,339
Liability of SERP	1,725	1,608
Contingent consideration obligation	—	14,049
Unfavorable lease liability	1,671	1,996
Other long-term liabilities	9,764	7,694
Total	$76,266	$85,613
The Company has facility lease obligations in connection with the surgical hospital located in Idaho Falls, Idaho and with a radiation oncology building at this facility. The obligation is payable to the lessor of this facility for the land, building and improvements. The current portion of the lease obligation was $1.1 million and $797,000 at December 31, 2016 and 2015, respectively, and was included in other current liabilities in the consolidated balance sheets. The total of the facility lease obligations related to the surgical hospital and radiation oncology building in Idaho Falls, Idaho was $50.0 million and $50.8 million at December 31, 2016 and 2015, respectively.
Additionally, the Company has a facility lease obligation in connection with the surgical facility located in Ocala, Florida payable to the lessor of this facility for the building. The current portion of the liability was $182,000 and $169,000 at December 31, 2016 and 2015, respectively, and was included in other current liabilities in the consolidated balance sheets. The total of the facility lease obligations related to the building in Ocala, Florida was $3.7 million and $3.9 million at December 31, 2016 and 2015, respectively.
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
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of December 31, 2016 and 2015 are $13.8 million and $9.5 million, respectively. The balance includes expected insurance recoveries of $9.3 million and $6.3 million as of December 31, 2016 and 2015, respectively.
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
Compliance with the meaningful use requirements has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing the Company's EHR solutions, along with costs associated with the hardware and software components of the project. The Company currently estimates that total costs incurred to comply will be recovered through the total EHR incentive payments over the projected life cycle of this initiative. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. The Company expects to receive incentive payments and recognize corresponding revenue upon the completion of the EHR meaningful use requirements. The Company recorded incentive income of $408,000, $1.8 million and $3.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2013 or state income tax examinations for years prior to 2012.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU was originally set to be effective for fiscal years beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date for the standard to be effective for fiscal years beginning after December 15, 2017. The FASB will now permit companies to early adopt within one year of the new effective date. The Company will adopt this ASU on January 1, 2018 and currently plans to adopt using the full retrospective method. The Company continues to assess the impact of this ASU on its consolidated financial position, results of operations, cash flows and financial disclosures but anticipates the most significant change will be how the estimate for the allowance for doubtful accounts will be recognized under the new standard.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis,” which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The provisions of ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial position, results of operations, cash flows and financial disclosures.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs," which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be applied retrospectively. The Company adopted this ASU on January 1, 2016 retrospectively for all periods presented. As a result of the adoption of this ASU, the Company reclassified approximately $2.2 million at December 31, 2015 from deferred loan costs to long-term debt. The adoption of this ASU did not have a material impact on the Company's consolidated financial position, results of operations, cash flows and financial disclosures.
In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which clarifies the Securities and Exchange Commission (“SEC”) staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” The Company adopted this ASU on January 1, 2016 retrospectively for all periods presented. The adoption of this ASU did not have a material impact on the Company's consolidated financial position, results of operations, cash flows and financial disclosures.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” which eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination. Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years. The Company adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial position, results of operations, cash flows and financial disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases.
In March 2016, the FASB issued ASU 2016-07, “Investments- Equity Method and Joint Ventures,” which allows investments that now meet equity method treatment that were previously accounted for under a different method to apply the equity method prospectively from the date the investment qualifies for equity method treatment. ASU 2016-07 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments including the income tax consequences, classification of certain awards and treatment of forfeitures. ASU 2016-09 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company early adopted this ASU during the first quarter of 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial position, results of operation, cash flows and financial disclosures.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated cash flows.
In October 2016, the FASB issued ASU 2016-17, “Interests Held through Related Parties That Are under Common Control,” which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. ASU 2016-17 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial position, results of operations and cash flows.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” which will require the reconciliation of restricted cash in the statement of cash flows. ASU 2016-18 is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's consolidated cash flows.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business,” which narrows the definition of a business when evaluating whether transactions should be accounted for as asset acquisition or business combination. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted for annual and interim periods after January 1, 2017. The Company is currently evaluating the impact this new guidance may have on the consolidated financial position, results of operations and cash flows. The adoption of ASU 2017-04 would only impact the Company's financial statements in situations where an impairment of a reporting unit’s assets is determined.
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
2016 Transactions
During the year ended December 31, 2016, the Company acquired a controlling interest in two surgical facilities and two anesthesia practices in new markets and a surgical facility in an existing market which was merged into an existing facility and an anesthesia practice in an existing market for an aggregate purchase price of $36.5 million. The Company additionally completed acquisitions in existing markets of an urgent care facility, nine physician practices and two integrated physician practices which includes three ASCs, a lab and a pharmacy for a combined purchase price of $114.7 million, including $16.6 million of contingent acquisition consideration. In addition, the Company purchased an additional 7.04% interest in its hospital in Idaho Falls, Idaho for $20.3 million. The transactions were funded through cash from operations, proceeds from the 2014 First Lien Credit Agreement and revolver proceeds.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The aggregate amounts preliminarily recognized as of the acquisition date for each major class of assets and liabilities assumed in the acquisitions closed during the year ended December 31, 2016 are as follows:

Cash consideration	$135,061
Fair value of non-controlling interests	27,164
Aggregate fair value of acquisitions	162,225
Net assets acquired:
Cash and cash equivalents	4,855
Accounts receivable	6,291
Other current assets	517
Property and equipment	3,921
Intangible assets	4,475
Long-term assets	56
Accounts payable and other current assets	(1,490)
Current maturities of long-term debt	(3,926)
Long-term deferred tax liability	(172)
Long-term liabilities	(197)
Net assets acquired	14,330
Excess of fair value over identifiable net assets acquired	$147,895
The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new information emerges related to the facts and circumstances that were present at the date of acquisition.
In accordance with ASC 805, Business Combinations, contingent consideration with a continuing employment provision is recognized ratably over the defined performance period as compensation expense. As of December 31, 2016, the Company estimates it may have to pay $16.6 million in future contingent purchase compensation expense over the remaining performance periods. These payments will be made should the requirements for continuing employment agreed to in the respective acquisition agreements be met. The contingent acquisition compensation expense recognized for the year ended December 31, 2016 was $5.1 million and is included as a component of general and administrative expense (and parenthetically disclosed) in the results of the Company's operations.
Estimated contingent acquisition compensation expense subsequent to December 31, 2016 is as follows (in thousands):

2017	7,476
2018	6,754
2019	1,311
Total	$15,541

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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The purchase price amount related to the Merger has been allocated to the related assets acquired and liabilities assumed based upon their respective fair values as follows:

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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The unaudited consolidated pro forma results for years ended ended December 31, 2014 and 2013, assuming the Symbion acquisition had been consummated on January 1, 2013, are as follows (in thousands):

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
4. Divestitures
2016 Transactions
During the year ended December 31, 2016, the Company sold its interest in one surgical facility and received aggregate proceeds of $765,000 resulting in a pre-tax gain of approximately $763,000 in the consolidated statements of operations.
2015 Transactions
During the year ended December 31, 2015, the Company sold its interest in three surgical facilities and received aggregate proceeds of $10.9 million resulting in a pre-tax gain of approximately $2.9 million in the consolidated statements of operations.
5. Property and Equipment
A summary of property and equipment follows (in thousands):

	December 31,
	2016	2015

Land	$8,082	$6,790
Buildings and improvements	118,172	104,971
Furniture and equipment	14,670	14,520
Computer and software	29,902	24,597
Medical equipment	117,418	96,291
Construction in progress	2,396	7,619
Property and equipment, at cost	290,640	254,788
Less: Accumulated depreciation	(86,387)	(70,238)
Property and equipment, net	$204,253	$184,550
The carrying values of assets under capital lease were $15.4 million and $12.3 million as of December 31, 2016 and 2015, respectively, which included accumulated depreciation of $11.6 million and $10.5 million, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

6. Goodwill and Intangible Assets
A summary of activity related to goodwill for the year ended December 31, 2016 follows (in thousands):

Balance at December 31, 2014	$1,298,753
Acquisitions	113,812
Divestitures	(8,399)
Purchase price adjustments	3,761
Balance at December 31, 2015	$1,407,927
Acquisitions	147,895
Divestitures	(552)
Purchase price adjustments	(66)
Balance at December 31, 2016	$1,555,204
Additions to goodwill include new acquisitions and incremental ownership acquired in the Company's subsidiaries. A summary of the Company's acquisitions for the years ended December 31, 2016 and 2015 is included in Note 3, Acquisitions and Developments.
The Company tests its goodwill and indefinite-lived intangible assets for impairment annually, as of October 1, or more frequently if certain indicators arise.  The Company reviews goodwill at the reporting unit level, which is defined as one level below an operating segment. The Company has determined that it has five reporting units, which include the following: 1) Surgical Facilities 2) Ancillary Services, 3) Midwest Labs, 4) The Alliance, including Optical Synergies and 5) Family Vision Care.  When reviewing goodwill, the Company compares the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the net present value of the estimated discounted future cash flows, an impairment indicator exists and an estimate of the possible impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied.
The Company performed its annual goodwill impairment assessment by developing a fair value estimate of the business enterprise as of October 1, 2016 using a discounted cash flows approach.  The results of the Company's fair value estimate were corroborated using a market-based approach.  The result of the Company's annual goodwill impairment test at October 1, 2016 indicated no impairment. There were also no impairment charges recorded during the years ended December 31, 2015 and 2014.
A summary of the activity related to intangible assets as of December 31, 2016 follows (in thousands):

	Physician Income Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Customer Relationships	Other	Total Intangible Assets

Balance at December 31, 2014	$973	$24,757	$16,590	$3,711	$6,274	$2,583	$54,888
Additions	1,052	—	7,532	—	—	—	8,584
Recruitment expense	(813)	—	—	—	—	—	(813)
Amortization	—	(1,731)	(5,551)	—	(1,338)	(471)	(9,091)
Balance at December 31, 2015	$1,212	$23,026	$18,571	$3,711	$4,936	$2,112	$53,568
Additions	210	—	4,025	69	—	450	4,754
Disposals	—	—	—	—	(22)	(113)	(135)
Recruitment expense	(609)	—	—	—	—	—	(609)
Amortization	—	(1,736)	(6,139)	—	(1,210)	(470)	(9,555)
Balance at December 31, 2016	$813	$21,290	$16,457	$3,780	$3,704	$1,979	$48,023
During the years ended December 31, 2016, 2015 and 2014, the Company had amortization expense of $9.6 million, $9.1 million and $5.2 million, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the scheduled amortization related to the Company's finite-lived intangible assets as of December 31, 2016 follows (in thousands):

Amortization of Finite-Lived Intangible Assets

2016	$9,042
2017	6,923
2018	6,393
2019	4,023
2020	2,960
Thereafter	14,660
Total	$44,001
7. Long-Term Debt
A summary of long-term debt follows (in thousands):

	December 31,
	2016	2015

2014 Revolver Loan	$85,000	$125,250
2014 First Lien Term Loans	932,000	861,300
2014 Second Lien Credit Agreement	—	246,500
Senior Unsecured Notes	400,000	—
Subordinated Notes	1,000	1,000
Notes payable and secured loans	42,521	40,615
Capital lease obligations	13,996	11,316
Less: Unamortized debt issuance costs and discounts	(32,274)	(30,622)
Total debt	1,442,243	1,255,359
Less: Current maturities	27,822	27,247
Total long-term debt	$1,414,421	$1,228,112
2014 Revolver Loan
The proceeds of the 2014 Revolver Loan (“Revolver”) may be used for working capital, acquisitions and development activities and general corporate purposes in an aggregate principal amount at any time outstanding not to exceed $150.0 million and matures on November 3, 2019. On October 7, 2015, the Company entered into an amendment to the 2014 First Lien Credit Agreement to increase certain lenders’ commitments under the Revolver from $80.0 million to an aggregate principal amount at any time outstanding not to exceed $150.0 million.
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
The Company paid $2.3 million in connection with obtaining the Revolver and recorded this amount as debt issuance costs, which is presented as other assets, net of accumulated amortization of approximately $985,000 and $530,000, in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively.
The Company must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver. As of December 31, 2016, the Company's availability on the Revolver was $61.9 million (including outstanding letters of credit of $3.1 million).

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The credit agreement that governs the Revolver contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. It additionally includes the requirement that the Company maintain a net leverage ratio within a specified range. At December 31, 2016, the Company was in compliance with the covenants contained in the credit agreement.
2014 First Lien Credit Agreement
The 2014 First Lien Term Loans (“2014 First Lien”) is a senior secured obligation of Surgery Center Holdings, Inc. and is guaranteed on a senior secured basis by the Company and certain of its subsidiaries. The 2014 First Lien matures on November 3, 2020. On March 24, 2016, Surgery Center Holdings, Inc. and certain subsidiaries of the Company entered into an amendment to the 2014 First Lien to obtain an incremental senior secured term loan in an aggregate principal amount of $80.0 million, which increased the total term loan obligation under the 2014 First Lien to $950.0 million. The Company used the proceeds of the incremental term loan to fund certain proposed acquisitions and for other corporate purposes. On September 26, 2016, the Company entered into an amendment to the 2014 First Lien to reduce the interest margins for an ABR loan to 2.75% and for an ED loan to 3.75%.
The Company has the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, the Company is required to pay a 2.75% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, the Company is required to pay a 3.75% margin for ED loans. Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, the Company is required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of December 31, 2016.
The credit agreement that governs the 2014 First Lien contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. At December 31, 2016, the Company was in compliance with the covenants contained in the credit agreement. The 2014 First Lien is collateralized by substantially all of the assets of the Company.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
Subordinated Notes
Effective April 11, 2013, the Company amended and reduced the size of its subordinated debt facility ("Subordinated Notes") to $1.0 million from $53.8 million. Through a separate transaction in April 2013, H.I.G. Surgery Centers, LLC, an affiliate of the Company, purchased the Subordinated Notes from an independent third party. At December 31, 2016 and 2015, the debt is payable to H.I.G. Surgery Centers, LLC. and mature on August 4, 2017. Effective January 1, 2014, the Subordinated Notes bear interest of 17.00% per annum.
Notes Payable and Secured Loans
Certain of the Company’s subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At December 31, 2016, the Company was in compliance with its covenants contained in the credit agreement. The Company and its subsidiaries had notes payable to financial institutions of $42.5 million and $40.6 million as of December 31, 2016 and 2015, respectively.
Capital Lease Obligations
The Company is liable to various vendors for several equipment leases classified as capital leases.  The carrying value of the leased assets was $15.4 million and $12.3 million as of December 31, 2016 and 2015, respectively.
Maturities
A summary of the scheduled maturities of our debt obligations as of December 31, 2016 follows (in thousands):

	Capital Lease Obligations	Other Long-Term Debt	Total

2017	$4,860	$22,963	$27,823
2018	3,952	22,076	26,028
2019	2,960	100,911	103,871
2020	1,535	908,458	909,993
2021	633	402,219	402,852
Thereafter	56	3,894	3,950
Total debt	$13,996	$1,460,521	$1,474,517
8. Operating Leases
The Company leases office space and equipment for its surgical facilities, including surgical facilities under development.  The lease agreements generally require the lessee, or the Company, to pay all maintenance, property taxes, utilities and insurance costs.  The Company accounts for operating lease obligations and sublease income on a straight-line basis.  Contingent obligations of the Company, as defined by each lease agreement, are recognized when specific contractual measures have been met, typically the result of an increase in

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

the Consumer Price Index.  Lease obligations paid in advance are recorded as prepaid rent and included in prepaid expenses and other current assets on the consolidated balance sheets.  The difference between actual lease payments and straight-line lease expense over the initial lease term, excluding optional renewal periods, is recorded as deferred rent and included in other current liabilities and other long-term liabilities on the consolidated balance sheets. As part of the Merger, the Company ceased use of four of their operating leases and accrued a liability of $4.6 million, net of discounting and sublease income during 2015. The Company expensed this through merger transaction and integration costs, as the leases related to offices shut down in connection with the Merger.
The future minimum lease payments under non-cancellable operating leases, net of sub-lease income, follows (in thousands):

2017	$46,517
2018	42,917
2019	39,181
2020	34,415
2021	28,728
Thereafter	143,558
Total minimum operating lease payments	$335,316
Total operating lease expense was $47.3 million, $40.1 million and $18.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Included in these amounts, the Company incurred lease expense of $14.4 million, $12.9 million and $6.9 million for years ended December 31, 2016, 2015 and 2014, respectively, under operating lease agreements with physician investors who are related parties.
The Company has various sub-lease arrangements and the future minimum lease payments to be received under these non-cancellable arrangements are as follows (in thousands):

2017	$1,101
2018	1,137
2019	658
2020	468
2021	312
Thereafter	1,919
Total non-cancellable sub-lease income	$5,595
9. Earnings Per Share
The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 (in thousands except share and per share amounts):

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31,
	2016	2015	2014

Numerator:
Net income (loss) attributable to Surgery Partners, Inc.	$9,453	$1,429	$(65,897)

Denominator:
Weighted average shares outstanding- basic (1)	48,018,944	36,066,233	32,295,364
Effect of dilutive securities (2)	171,794	1,398,154	—
Weighted average shares outstanding- diluted	48,190,738	37,464,387	32,295,364

Earnings (loss) per share:
Basic earnings (loss) per share	$0.20	$0.04	$(2.04)
Diluted earnings (loss) per share (2)	$0.20	$0.04	$(2.04)

Securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	—	—	—
Restricted shares	—	—	1,386,805
(1) Effect of the Reorganization has been retrospectively applied to all periods presented.
(2) The impact of potentially dilutive securities for the year ended December 31, 2014 was not considered because the effect would be anti-dilutive in each of those periods.

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
The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. in the future. The Company estimates the total amounts payable to be approximately $123.3 million, if the tax benefits of related deferred tax assets are ultimately realized. Of the total amount payable, the Company expects to pay approximately $1.0 million of the liability during the year ending December 31, 2017.
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
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2013 or state income tax examinations for years prior to 2012.
The Company made income tax payments of $661,000, $1.1 million and $676,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014

Current:
Federal	$(31)	$—	$—
State	244	909	1,669
Deferred:
Federal	7,326	(132,311)	13,235
State	(444)	(17,580)	854
Total income tax expense (benefit)	$7,095	$(148,982)	$15,758
A reconciliation of the provision for income taxes as reported in the consolidated statements of operations and the amount of income tax expense (benefit) computed by multiplying consolidated income (loss) in each year by the U.S. federal statutory rate of 35% follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Tax expense (benefit) at U.S.federal statutory rate	$32,263	$(26,648)	$(3,840)
State income tax, net of U.S. federal tax benefit	(86)	1,059	1,402
Change in valuation allowance	354	(137,721)	29,336
Expiration of carryforwards and stock option forfeitures	—	—	1,286
Net income attributable to non-controlling interests	(26,470)	(24,996)	(13,207)
Changes in measurement of uncertain tax positions	(262)	(10)	589
Stock option compensation	(200)	—	—
Nondeductible transaction costs	—	3,442	4,230
Tax return reconciling differences	1,635	(1,574)	(4,419)
Change in effective tax rate	—	(2,143)	—
TRA liability	(327)	39,428	—
Other	188	181	381
Total income tax expense (benefit)	$7,095	$(148,982)	$15,758

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax asset are as follows (in thousands):

	December 31,
	2016	2015

Deferred tax assets:
Medical malpractice liability	$4,194	$869
Accrued vacation and incentive compensation	1,112	2,212
Net operating loss carryforwards	158,796	146,663
Allowance for bad debts	8,343	1,846
Capital loss carryforwards	2,785	2,052
Deferred rent	1,371	2,288
Depreciation on property and equipment	530	—
Deferred financing costs	—	3,083
TRA liability	4,542	2,750
Other deferred assets	4,879	3,286
Total gross deferred tax assets	186,552	165,049
Less: Valuation allowance	(7,358)	(6,949)
Total deferred tax assets	179,194	158,100
Deferred tax liabilities:
Deferred financing costs	(8,797)	—
Depreciation on property and equipment	—	(806)
Amortization of intangible assets	(15,241)	(16,083)
Basis differences of partnerships and joint ventures	(68,160)	(46,494)
Other deferred liabilities	(3,203)	(612)
Total deferred tax liabilities	(95,401)	(63,995)
Net deferred tax assets	$83,793	$94,105
The Company had federal net operating loss carryforwards of $390.6 million as of December 31, 2016, which expire between 2025 and 2036 and state net operating loss carryforwards of $542.7 million as of December 31, 2016, which expire between 2017 and 2036.  The Company had capital loss carryforwards of $7.4 million as of December 31, 2016, which expire between 2018 and 2021. The Company had federal and state credit carryforwards of $714,000 as of December 31, 2016. The federal credits do not expire, and the state credits expire between 2017 and 2028.
The Company has recorded a valuation allowance against deferred tax assets at December 31, 2016 and 2015 totaling $7.4 million and $6.9 million, respectively, which represents an increase of $500,000. The valuation allowance continues to be provided for certain deferred tax assets for which the Company believes it is more likely than not that the tax benefits will not be realized, which are primarily certain state net operating losses and capital loss carryforwards.
Included in the increase in the valuation allowance for the year ended December 31, 2016 was an increase of approximately $336,000 that was recorded to additional-paid-in-capital as the result of the tax effect of the disposals of shares of noncontrolling interests. Approximately $2.4 million of the valuation allowance as of December 31, 2016 is recorded against deferred tax assets that, if subsequently recognized, will be credited directly to contributed capital.
A reconciliation of the beginning and ending liability for gross unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows (in thousands):

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31,
	2016	2015

Unrecognized tax benefits at beginning of year	$1,403	$2,755
Additions for tax positions of prior years	60	136
Reductions for tax positions of prior year	(398)	(996)
Settlements	(4)	(492)
Unrecognized tax benefits at end of year	$1,061	$1,403
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations. For the years ended December 31, 2016 and 2015, the Company had approximately $163,000 and $322,000, respectively, of accrued interest and penalties related to uncertain tax positions. The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate, if recognized, is $309,000 as of December 31, 2016. The reserves are included in long-term taxes payable and long-term deferred tax assets in the consolidated balance sheet as of December 31, 2016.
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
In April 2013, the Company modified the terms of the 2010 awards to allow for additional vesting in 2013 of its share-based awards with time-vesting conditions. In November 2014, the Holdings LLC issued to certain executives of Symbion who became employees of the Company following the Company’s acquisition of Symbion an additional 1,300,000 unvested B-Units, which are subject to vesting conditions to occur through November 2019.
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
In September 2015, the Company adopted the Surgery Partners, Inc. 2015 Omnibus Incentive Plan ("2015 Omnibus Incentive Plan") from which all equity-based awards will be granted. Under this plan, the Company can grant stock options, SARs, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of its common stock. As of December 31, 2016, 4,815,700 shares were authorized to be granted under the 2015 Omnibus Incentive Plan and 4,311,816 were available for future equity grants.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table sets forth the assumptions used by the Company to estimate the fair value of options granted under the 2015 Omnibus Incentive Plan:

Expected volatility	29% - 43%
Risk-free interest rate	0.54% - 1.36%
Expected dividends	—
Average expected term (years)	2.56
Fair value of stock options granted	$2.64 - $5.74
The estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period.
Stock Option Activity
A summary of stock option activity during the year ended December 31, 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2014	—
Granted	8,448	$20.03	3.0
Exercised	—
Forfeited	—
Outstanding at December 31, 2015	8,488	$20.03	3.0
Granted	7,779	17.99	1.6
Exercised	—
Forfeited	—
Outstanding at December 31, 2016 (1)	16,267	$19.05	1.8
(1) Of the outstanding options, 2,829 were exercisable as of December 31, 2016.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Share Activity
All units and per unit amounts in these consolidated financial statements and notes to the consolidated financial statements reflect the Reorganization that occurred in September 2015 (see Note 1). A summary of issued restricted stock activity for the years ended December 31, 2016, 2015, and 2014 follows:

	Total Shares	Vested Shares	Unvested Shares	Weighted-Average Grant Fair Value

Outstanding at January 1, 2014	3,234,664	1,788,780	1,445,884	$0.81
Granted	583,404	—	583,404	6.44
Forfeited/Terminated	(127,582)	—	(127,582)	1.27
Purchased	(803,336)	(803,336)	—	3.64
Vested	—	659,641	(659,641)	1.43
Outstanding at December 31, 2014	2,887,150	1,645,085	1,242,065	$1.96
Granted	569,114	—	569,114	6.31
Forfeited/Terminated	—	—	—	—
Purchased	(11,742)	(11,742)	—	6.31
Vested	—	1,643,525	(1,643,525)	3.79
Outstanding at December 31, 2015	3,444,522	3,276,868	167,654	$2.53
Granted	384,629	—	384,629	15.09
Forfeited/Terminated	(53,003)	—	(53,003)	11.85
Purchased	—	—	—	—
Vested	—	37,038	(37,038)	6.31
Outstanding at December 31, 2016	3,776,148	3,313,906	462,242	$3.72
At December 31, 2016, unrecognized compensation cost related to unvested shares was approximately $4.7 million. Unrecognized compensation cost will be expensed annually based on the number of shares that vest during the year.
Employees forfeited 53,000, zero and 128,000 unvested shares as of December 31, 2016, 2015 and 2014, respectively, related to their termination.
The Company recorded compensation expense of $2.0 million, $7.5 million, and $942,000 to recognize the fair value of the restricted shares that vested and stock options granted through December 31, 2016, 2015, and 2014, respectively. In connection with the IPO, 1,632,626 restricted shares immediately vested which resulted in accelerated vesting of $6.2 million which is included within the $7.5 million of equity-based compensation expense for the year ended December 31, 2015.
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
The Company's matching contribution expense for both the Surgery Partners 401(k) Plan and the Symbion, Inc. 401(k) Plan for the years ended December 31, 2016, 2015 and 2014 was $5.1 million, $2.2 million and $754,000, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
13. Related Party Transactions
On December 24, 2009, the Company and Bayside Capital, Inc. (or "Bayside"), an affiliate of H.I.G. Capital, LLC (or "H.I.G."), entered into a Management and Investment Advisory Services Agreement ("Management Agreement") pursuant to which the Company will receive certain management, consulting and financial advisory services. Effective May 4, 2011, the Management Agreement was amended pursuant to the NovaMed merger and the management fee was increased to $2.0 million annually. The Company recognized $2.0 million for the year ended December 31, 2014 related to the Management Agreement. Effective November 3, 2014, the Management Agreement was amended pursuant to the Symbion acquisition and the management fee was increased to $3.0 million annually. Fees related to the Management Agreement for the years ended December 31, 2015 and 2014 are recognized as general and administrative expense in the accompanying consolidated statements of operations. Additionally, the Company incurred additional advisory fees related to refinancing transactions of $17.6 million for the year ended December 31, 2014. During the year ended December 31, 2015, Bayside was paid a transaction fee pursuant to the Management Agreement of $5.4 million as a result of the IPO and the Management Agreement was terminated upon the completion of the IPO.
14. Commitments and Contingencies
Lease and Debt Guarantees of Non-Consolidated Facilities
As of December 31, 2016 and 2015, the Company had guaranteed approximately $12,000 and $160,000, respectively, of operating lease payments for certain non-consolidated surgical facilities that were acquired in connection with the Symbion transaction. These operating leases typically have ten-year terms, with optional renewal periods.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
The Purchase Agreement provided for maximum potential contingent consideration of up to $10.0 million based on operating results subsequent to the acquisition for the period from January 1, 2010 to December 31, 2010. Pursuant to the Purchase Agreement, the contingent consideration is payable as principal under a Subordinated Promissory Note, the form of which was delivered concurrent with the Purchase Agreement. The balance is still outstanding due to ongoing litigation as a result of the civil claim discussed in detail below. The Subordinated Promissory Note bears interest at 8% and during the years ended December 31, 2016 and 2015, the Company recorded approximately $1.1 million and $1.0 million, respectively, of interest expense related to the note. As discussed below, the Company has made indemnification claims against the Seller exceeding the amount of the contingent consideration liability. The Company has a contractual right of offset against the contingent consideration.
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
Following the judgment noted above, an appeal was filed by the Seller. and a cross-appeal was filed by the Company and, in December 2016, the appeals court found in favor of the Company that the trial court erred in calculating damages in the final judgment, in failing to award prejudgment interest on the liquidated damages, and in failing to award the appellees an offset of their costs and fees incurred in this litigation against amounts owing pursuant to the earnout note, as well as dismissing the arguments raised by the Seller in its appeal as without merit. The parties have since agreed to mediate the dispute and mediation is currently scheduled to begin on April 20, 2017. The funds from the escrow account have not been released to the Company but based on the court order, the Company has removed the contingent consideration liability and indemnification receivable on its consolidated balance sheets at December 31, 2016. Both amounts were written off to a gain on litigation settlement of $14.1 million on the consolidated statement of operations.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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
The following tables present financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net Revenues:
Surgical facility services	$1,042,097	$884,144	$339,309
Ancillary services	90,836	61,175	49,787
Optical services	12,505	14,572	14,193
Total revenues	$1,145,438	$959,891	$403,289

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31,
	2016	2015	2014
Segment Adjusted EBITDA:
Surgical facility services	$214,218	$180,113	$83,149
Ancillary services	12,685	18,715	18,354
Optical services	3,308	3,905	3,880
Total segment adjusted EBITDA (3)	$230,211	$202,733	$105,383

General and administrative expenses	$(60,246)	$(55,992)	$(31,452)
Non-cash stock compensation expense	2,021	7,502	942
Contingent acquisition compensation expense	5,092	—	—
Management fee (4)	—	2,250	2,161
Acquisition related costs	2,185	1,560	—
Total adjusted EBITDA (3)	179,263	158,053	77,034

Net income attributable to non-controlling interests	75,630	71,416	38,845
Depreciation and amortization	(39,551)	(34,545)	(15,061)
Interest and other expense, net	(100,571)	(100,980)	(62,101)
Income tax (expense) benefit	(7,095)	148,982	(15,758)
Non-cash stock compensation expense	(2,021)	(7,502)	(942)
Contingent acquisition compensation expense	(5,092)	—	—
Termination of management agreement and IPO costs	—	(5,834)	—
Management fee (4)	—	(2,250)	(2,161)
Merger transaction, integration and practice acquisition costs (5)	(11,617)	(20,579)	(21,690)
Gain on litigation settlement	14,101	—	—
(Loss) gain on disposal or impairment of long-lived assets, net	(2,355)	2,097	(1,804)
Tax receivable agreement expense	(3,733)	(119,911)	—
Loss on debt refinancing	(11,876)	(16,102)	(23,414)
Total net income (loss)	$85,083	$72,845	$(27,052)
(3) The above table reconciles adjusted EBITDA by segment to net income as reflected in the unaudited condensed consolidated statements of operations.
When the Company uses the term “Adjusted EBITDA,” it is referring to net income minus (a) net income attributable to non-controlling interests plus (b) income tax (benefit) expense, (c) interest and other expense, net, (d) depreciation and amortization, (e) termination of management agreement and IPO costs, (f) management fee, (g) merger transaction, integration and practice acquisition costs, (h) non-cash stock compensation expense, (i) loss on debt refinancing, (j) contingent acquisition compensation expense, (k) tax receivable agreement expense, (l) gain on litigation settlement and (m) (loss) gain on disposal or impairment of long-lived assets. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that the Company consolidates for financial reporting purposes. The Company's operating strategy is to apply a market-based approach in structuring its partnerships with individual market dynamics driving the structure. The Company believes that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors the Company's portion of Adjusted EBITDA generated by its surgical facilities and other operations.
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
(5) This amount includes merger transaction and integration costs of $8.7 million and $17.9 million for the years ended December 31, 2016 and 2015, respectively, and practice acquisition costs of $2.9 million and $2.7 million for the years ended December 31, 2016 and 2015, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31, 2016	December 31, 2015
Assets:
Surgical facility services	$1,914,842	$1,762,396
Ancillary services	184,002	118,198
Optical services	22,478	25,537
Total	$2,121,322	$1,906,131

General and administrative	$183,636	$198,312
Total assets	$2,304,958	$2,104,443

	Year Ended December 31,
	2016	2015	2014
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$29,157	$26,723	$5,158
Ancillary services	5,388	1,051	1,034
Optical services	351	128	335
Total	$34,896	$27,902	$6,527

General and administrative	$4,213	$5,537	$1,209
Total cash purchases of property and equipment, net	$39,109	$33,439	$7,736
16. Quarterly Financial Information (Unaudited)
The following tables include a summary of certain information related to the Company's quarterly consolidated results of operations for each of the four quarters in the years ended December 31, 2016 and 2015. The amounts are as follows (in thousands and unaudited):

	Fiscal Quarter
	1Q16	2Q16	3Q16	4Q16
Revenues	267,074	289,681	282,682	306,001
Cost of revenues	196,703	208,852	201,394	214,247
Net income	10,357	22,293	14,334	38,100
Net income attributable to non-controlling interests	(17,547)	(20,173)	(16,672)	(21,238)
Net (loss) income attributable to Surgery Partners, Inc.	(7,190)	2,120	(2,338)	16,862
Basic net (loss) income per share of common stock	(0.15)	0.04	(0.05)	0.35
Diluted net (loss) income per share common stock	(0.15)	0.04	(0.05)	0.35

	Fiscal Quarter
	1Q15	2Q15	3Q15	4Q15
Revenues	224,143	232,827	239,599	263,322
Cost of revenues	155,773	161,558	168,821	183,174
Net income	10,488	12,479	13,784	36,094
Net income attributable to non-controlling interests	(17,250)	(17,905)	(16,906)	(19,355)
Net (loss) income attributable to Surgery Partners, Inc.	(6,762)	(5,426)	(3,122)	16,739
Basic net (loss) income per share of common stock	(0.21)	(0.17)	(0.10)	0.35
Diluted net (loss) income per share common stock	(0.21)	(0.17)	(0.10)	0.35

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ Michael T. Doyle Michael T. Doyle Chief Executive Officer (Principal Executive Officer)
Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
	Chief Executive Officer, Director (Principal Executive Officer)	March 10, 2017
/s/ Michael T. Doyle
Michael T. Doyle
	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017
/s/ Teresa F. Sparks
Teresa F. Sparks
	Chairman	March 10, 2017
/s/ Christopher Laitala
Christopher Laitala
	Director	March 10, 2017
/s/ Teresa DeLuca
Teresa DeLuca
	Director	March 10, 2017
/s/ Adam Feinstein
Adam Feinstein
	Director	March 10, 2017
/s/ Matthew I. Lozow
Matthew I. Lozow
	Director	March 10, 2017
/s/ Brent Turner
Brent Turner

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).
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

10.9 (a)	Employment Agreement of Michael Doyle, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Amended, filed September 21, 2015).
10.10 (a)	Employment Agreement of Teresa Sparks, as amended (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Amended, filed September 21, 2015).
10.11 (a)	Employment Agreement of John Crysel, as amended (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Amended, filed September 21, 2015).
10.12 (a)	2015 Omnibus Incentive Plan (incorporated herein by reference as Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed October 6, 2015).
10.13 (a)
Form of Non-Statutory Stock Option Agreement under the 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).

10.14 (a)	Form of Director Option Award under the 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).
10.15 (a)
Form of Reorganization Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).

10.16 (a)	Cash Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).
10.17 (a)
Symbion, Inc. Supplemental Executive Retirement Plan, Effective May 1, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Amended, filed September 21, 2015).

10.18
Office Lease Agreement dated November 17, 2015 between Highwoods Realty Limited Partnership and Surgery Partners, Inc. (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed March 11, 2016).

10.19 (a)	Form of Restricted Stock Award Agreement under the 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 15, 2016).

10.20
First Lien Incremental Term Loan Amendment and Consent, dated as of March 24, 2016, by and among SP Holdco I, Inc., Surgery Center (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 30, 2016).

10.21(a)	Form of Performance Stock Unit Award Agreement under the 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2016).
10.22
First Amendment to Lease Agreement, dated August 29, 2016, between Highwoods Realty Limited Partnership and Surgery Partners, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2016).

10.23
Amendment No. 4 to Credit Agreement, dated as of September 26, 2016, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2016).

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
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