Form 10-Q
period 2017-03-31
Surgery Partners, Inc.
filed 2017-05-10
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of May 10, 2017, there were 48,818,241 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$55,966	$69,699
Accounts receivable, less allowance for doubtful accounts of $30,040 and $29,872, respectively	218,015	220,594
Inventories	29,343	28,777
Prepaid expenses and other current assets	35,879	32,014
Acquisition escrow deposit	10,874	10,871
Total current assets	350,077	361,955
Property and equipment, net	204,669	204,253
Intangible assets, net	45,753	48,023
Goodwill	1,556,504	1,555,204
Investments in and advances to affiliates	35,114	34,980
Restricted invested assets	315	315
Long-term deferred tax assets	81,327	83,793
Other long-term assets	15,974	16,435
Total assets	$2,289,733	$2,304,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,587	$49,766
Accrued payroll and benefits	25,560	29,273
Acquisition escrow liability	10,874	10,871
Other current liabilities	83,713	68,993
Current maturities of long-term debt	28,722	27,822
Total current liabilities	196,456	186,725
Long-term debt, less current maturities	1,396,042	1,414,421
Long-term tax receivable agreement liability	122,351	122,351
Other long-term liabilities	75,889	76,266

Non-controlling interests—redeemable	179,389	180,521

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 48,782,362 shares issued and outstanding at March 31, 2017; 48,488,616 shares issued and outstanding at December 31, 2016	488	485
Additional paid-in capital	321,820	320,543
Retained deficit	(314,105)	(311,351)
Total Surgery Partners, Inc. stockholders' equity	8,203	9,677
Non-controlling interests—non-redeemable	311,403	314,997
Total stockholders' equity	319,606	324,674
Total liabilities and stockholders' equity	$2,289,733	$2,304,958
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2017	2016

Revenues	$286,183	$267,074
Operating expenses:
Salaries and benefits	89,887	86,886
Supplies	71,160	63,662
Professional and medical fees	21,125	19,654
Lease expense	13,626	12,434
Other operating expenses	16,150	14,067
Cost of revenues	211,948	196,703
General and administrative expenses (includes contingent acquisition compensation expense of $2,033 for the quarter ended March 31, 2017)	15,541	12,197
Depreciation and amortization	11,108	9,568
Provision for doubtful accounts	5,675	3,873
Income from equity investments	(1,200)	(758)
Loss (gain) on disposal or impairment of long-lived assets, net	1,196	(206)
Loss on debt refinancing	—	8,281
Merger transaction and integration costs	337	3,172
Electronic health records incentive income	(141)	(93)
Other (income) expense	(2)	57
Total operating expenses	244,462	232,794
Operating income	41,721	34,280
Interest expense, net	(25,182)	(22,153)
Income before income taxes	16,539	12,127
Income tax expense	2,117	1,770
Net income	14,422	10,357
Less: Net income attributable to non-controlling interests	(17,176)	(17,547)
Net loss attributable to Surgery Partners, Inc.	$(2,754)	$(7,190)

Net loss per share attributable to common stockholders
Basic	$(0.06)	$(0.15)
Diluted (1)	$(0.06)	$(0.15)
Weighted average common shares outstanding
Basic	48,019,652	48,017,226
Diluted (1)	48,019,652	48,017,226
(1) The impact of potentially dilutive securities for the three months ended March 31, 2017 and 2016 was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$14,422	$10,357
Other comprehensive income	—	—
Comprehensive income	$14,422	$10,357
Less: Comprehensive income attributable to non-controlling interests	(17,176)	(17,547)
Comprehensive loss attributable to Surgery Partners, Inc.	$(2,754)	$(7,190)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance as of December 31, 2016	48,488,616	$485	$320,543	$(311,351)	$314,997	$324,674
Net income	—	—	—	(2,754)	13,390	10,636
Issuance of restricted stock, net of forfeitures	326,345	3	(3)	—	—	—
Equity-based compensation	—	—	634	—	—	634
Cancellation of restricted shares	(32,599)	—	(649)	—	—	(649)
Acquisition and disposal of shares of non-controlling interests, net	—	—	1,295	—	(1,930)	(635)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(15,054)	(15,054)
Balance as of March 31, 2017	48,782,362	$488	$321,820	$(314,105)	$311,403	$319,606

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$14,422	$10,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,108	9,568
Amortization of debt issuance costs and discounts	1,846	1,417
Amortization of unfavorable lease liability	(81)	(108)
Equity-based compensation	634	133
Loss (gain) on disposal or impairment of long-lived assets, net	1,196	(206)
Loss on debt refinancing	—	8,281
Deferred income taxes	1,806	1,485
Provision for doubtful accounts	5,675	3,873
Income from equity investments, net of distributions received	(139)	(372)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(3,433)	(12,546)
Other operating assets and liabilities	1,836	3,362
Net cash provided by operating activities	34,870	25,244

Cash flows from investing activities:
Purchases of property and equipment, net	(6,350)	(11,804)
Payments for acquisitions, net of cash acquired	(275)	(7,049)
Net cash used in investing activities	(6,625)	(18,853)

Cash flows from financing activities:
Principal payments on long-term debt	(45,527)	(396,146)
Borrowings of long-term debt	23,592	501,268
Payments of debt issuance costs	—	(11,909)
Penalty on prepayment of debt	—	(4,900)
Distributions to non-controlling interest holders	(19,262)	(17,513)
Receipts related to ownership transactions with consolidated affiliates	154	94
Restricted stock award vesting	(649)	—
Financing lease obligation	(286)	(171)
Net cash (used in) provided by financing activities	(41,978)	70,723
Net (decrease) increase in cash and cash equivalents	(13,733)	77,114
Cash and cash equivalents at beginning of period	69,699	57,933
Cash and cash equivalents at end of period	$55,966	$135,047
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017
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
As of March 31, 2017, the Company owned and operated a national network of surgical facilities and ancillary services in 29 states.  The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. The Company's surgical hospitals provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services.
As of March 31, 2017, the Company owned or operated a portfolio of 104 surgical facilities, comprised of 99 ASCs and five surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 74 of the surgical facilities and consolidated 94 of these facilities for financial reporting purposes. In addition, the Company owned or operated a network of 56 physician practices.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the condensed consolidated financial statements within the equity section but separate from the Company's equity. However, in instances in which certain redemption features that are not solely within the control of the Company are present, classification of non-controlling interests outside of permanent equity is required. Consolidated net income attributable to the Company and to the non-controlling interests are identified and presented on the condensed consolidated statements of operations; changes in ownership interests in which the Company retains a controlling interest are accounted for as equity transactions assuming the Company continues to consolidate related entities. Certain transactions with non-controlling interests are classified within financing activities in the condensed consolidated statements of cash flows.
The condensed consolidated financial statements of the Company include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities. Similar to its investments

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017
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
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Balance at December 31, 2016	$180,521
Net income attributable to non-controlling interests—redeemable	3,786
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(710)
Distributions to non-controlling interest —redeemable holders	(4,208)
Balance at March 31, 2017	$179,389
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification Topic ("ASC") 810, Consolidation. As of both March 31, 2017 and December 31, 2016, the variable interest entities include five surgical facilities, three anesthesia practices and two physician practices. The Company has the power to direct the activities that most significantly impact the variable interest entity's economic performance. Additionally, the Company would absorb the majority of the expected losses of these entities should they occur. As of March 31, 2017 and December 31, 2016, the condensed consolidated balance sheets of the Company included total assets of $96.7 million and $99.5 million, respectively, and total liabilities of $12.0 million and $10.7 million, respectively, related to the Company's variable interest entities.
Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates in the condensed consolidated balance sheets was $35.1 million and $35.0 million as of March 31, 2017 and December 31, 2016, respectively.
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
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

2014 First Lien Credit Agreement, net of debt issuance and discount	$910,584	$911,784	$920,264	$917,528
Senior Unsecured Notes, net of debt issuance and discount	$388,511	$387,942	$409,393	$412,189
The fair values of the 2014 First Lien Credit Agreement and Senior Unsecured Notes, as defined in Note 3 on Long-Term Debt, were based on a Level 2 computation using quoted prices for identical liabilities in inactive markets at March 31, 2017 and December 31, 2016, as applicable. The carrying amounts related to the Company's other long-term debt obligations approximate their fair values.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of March 31, 2017 and December 31, 2016, the fair value of the assets in the SERP were $1.8 million and $1.7 million, respectively, and were included in other long-term assets in the condensed consolidated balance sheets. The Company had a liability related to the SERP of $1.8 million and $1.7 million as of each of March 31, 2017 and December 31, 2016, respectively, which was included in other long-term liabilities in the condensed consolidated balance sheets.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended March 31,
	2017	2016
Patient service revenues:
Surgical facilities revenues	89.6%	91.3%
Ancillary services revenues	8.8%	6.6%
	98.4%	97.9%
Other service revenues:
Optical services revenues	1.0%	1.4%
Other	0.6%	0.7%
	1.6%	2.1%
Total revenues	100.0%	100.0%
Patient service revenues. The fee charged for healthcare procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  However, in several surgical facilities, the Company charges for anesthesia services. Ancillary service revenues include fees for patient visits to the Company's physician practices, pharmacy services and diagnostic tests ordered by physicians. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts from third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change. During the three months ended March 31, 2017, the Company recognized an increase to patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $378,000.
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$139,003	49.4%	$132,215	50.5%
Government	116,878	41.5%	105,803	40.5%
Self-pay	6,071	2.2%	3,713	1.4%
Other	19,694	6.9%	19,829	7.6%
Total patient service revenues	$281,646	100.0%	$261,560	100.0%
Other service revenues:
Optical service revenues	$2,821		$3,624
Other revenues	1,716		1,890
Total net revenues	$286,183		$267,074
Other service revenues. Optical service revenues consist of product sales from the Company's optical laboratories as well as handling charges billed to the members of the Company's optical products purchasing organization.. The Company's optical products purchasing organization negotiates volume buying discounts with optical products manufacturers. The buying discounts and any handling charges billed

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

to the members of the buying group represent the revenue recognized for financial reporting purposes. Revenue is recognized as orders are shipped to members. The Company bases its estimates for sales returns and discounts on historical experience and has not experienced significant fluctuations between estimated and actual return activity and discounts given. The Company's optical laboratories manufacture and distribute corrective lenses and eyeglasses to ophthalmologists and optometrists. Revenue is recognized when product is shipped, net of allowance for discounts.
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
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of March 31, 2017, the Company had a net third-party Medicaid settlements liability of $503,000 compared to a net third-party Medicaid settlements receivable of $454,000 at December 31, 2016.
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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $8.9 million and $7.0 million at March 31, 2017 and December 31, 2016, respectively.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	March 31, 2017	December 31, 2016

Prepaid expenses	$14,024	$11,158
Receivables - optical product purchasing organization	8,936	7,042
Insurance recoveries	2,315	2,476
Other current assets	10,604	11,338
Total	$35,879	$32,014
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
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

of the lease term or the estimated useful life of the assets. Routine maintenance and repairs are expensed as incurred, while expenditures that increase capacities or extend useful lives are capitalized.
A summary of property and equipment follows (in thousands):

	March 31, 2017	December 31, 2016

Land	$8,082	$8,082
Buildings and improvements	120,443	118,172
Furniture and equipment	14,959	14,670
Computer and software	30,600	29,902
Medical equipment	119,907	117,418
Construction in progress	2,164	2,396
Property and equipment, at cost	296,155	290,640
Less: Accumulated depreciation	(91,486)	(86,387)
Property and equipment, net	$204,669	$204,253
The Company also leases certain facilities and equipment under capital leases. Assets held under capital leases are stated at the present value of minimum lease payments at the inception of the related lease. Such assets are depreciated on a straight-line basis over the lesser of the lease term or the remaining useful life of the leased asset. The carrying values of assets under capital lease were $16.4 million and $15.4 million as of March 31, 2017 and December 31, 2016, respectively, net of accumulated depreciation of $11.4 million and $11.6 million, respectively.
Intangible Assets
The Company has indefinite-lived intangible assets related to the certificates of need held in jurisdictions where certain of its surgical facilities are located. The Company also has finite-lived intangible assets related to physician guarantee agreements, non-compete agreements, management agreements and customer relationships. Physician income guarantees are amortized into salaries and benefits costs in the condensed consolidated statements of operations over the commitment period of the contract, generally three to four years. Non-compete agreements and management rights agreements are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the service lives of the agreements, ranging from 2 to 20 years for non-compete agreements and 15 years for the management rights agreements. Customer relationships are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the estimated lives of the relationships, ranging from three to ten years.
A summary of the activity related to intangible assets for the three months ended March 31, 2017 follows (in thousands):

	Physician Income Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Customer Relationships	Other	Total Intangible Assets

Balance at December 31, 2016	$813	$21,290	$16,457	$3,780	$3,704	$1,979	$48,023
Additions	175	—	—	14	—	—	189
Recruitment expense	(142)	—	—	—	—	—	(142)
Amortization	—	(433)	(1,414)	—	(275)	(195)	(2,317)
Balance at March 31, 2017	$846	$20,857	$15,043	$3,794	$3,429	$1,784	$45,753

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries.
A summary of activity related to goodwill for the three months ended March 31, 2017 follows (in thousands):

Balance at December 31, 2016	$1,555,204
Acquisitions	11
Purchase price adjustments	1,289
Balance at March 31, 2017	$1,556,504
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
The Company evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist in accordance with Accounting Standards Codification (ASC) 350, Intangibles- Goodwill and Other. The Company performs an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of the long-lived asset is not expected to be recovered, the carrying value is reduced to estimated fair value.  The cash flow projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. The Company tests its goodwill and intangible assets for impairment at least annually, or more frequently if certain indicators arise.
Restricted Invested Assets
Restricted invested assets of $315,000 as of both March 31, 2017 and December 31, 2016 were related to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility. In accordance with the provisions of the lease agreement, the Company has a deposit with the landlord that shall be held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	March 31, 2017	December 31, 2016

Notes receivable	$704	$716
Deposits	3,812	4,196
Assets of SERP	1,834	1,725
Debt issuance costs	1,343	1,488
Insurance recoverable	6,835	6,835
Other	1,446	1,475
Total	$15,974	$16,435
Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	March 31, 2017	December 31, 2016

Interest payable	$27,592	$19,206
Current taxes payable	3,104	2,622
Insurance liabilities	6,932	6,625
Third-party settlements	1,137	179
Amounts due to patients and payors	14,636	12,221
Tax receivable agreement liability	999	999
Contingent acquisition compensation liability	6,119	4,589
Other accrued expenses	23,194	22,552
Total	$83,713	$68,993

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	March 31, 2017	December 31, 2016

Facility lease obligations	$52,284	$52,653
Medical malpractice liability	10,453	10,453
Liability of SERP	1,834	1,725
Unfavorable lease liability	1,590	1,671
Other long-term liabilities	9,728	9,764
Total	$75,889	$76,266
The Company has facility lease obligations in connection with the surgical hospital located in Idaho Falls, Idaho and with a radiation oncology building at this facility. The obligation is payable to the lessor of this facility for the land, building and improvements. The current portion of the lease obligation was $1.2 million and $1.1 million at March 31, 2017 and December 31, 2016, respectively, and was included in other current liabilities in the condensed consolidated balance sheets. The total of the facility lease obligations related to the surgical hospital and radiation oncology building in Idaho Falls, Idaho was $49.8 million and $50.0 million at March 31, 2017 and December 31, 2016, respectively.
Additionally, the Company has a facility lease obligation in connection with a surgical facility in Ocala, Florida payable to the lessor of this facility for the building. The current portion of the lease obligation was $185,000 and $182,000 at March 31, 2017 and December 31, 2016, respectively, and was included in other current liabilities in the condensed consolidated balance sheets. The total of the facility lease obligations related to the building in Ocala, Florida was $3.7 million at both March 31, 2017 and December 31, 2016.
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
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of March 31, 2017 and December 31, 2016 are $13.5 million and $13.8 million, respectively. The balance includes expected insurance recoveries of $9.2 million and $9.3 million as of March 31, 2017 and December 31, 2016, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

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
The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. in the future. The Company estimates the total amounts payable to be approximately $123.4 million, if the tax benefits of related deferred tax assets are ultimately realized. The amounts payable were recognized during 2015 in conjunction with the release of the Company's valuation allowance recorded against the deferred tax assets.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU was originally set to be effective for fiscal years beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date for the standard to be effective for fiscal years beginning after December 15, 2017. The FASB will now permit companies to early adopt within one year of the new effective date. The Company will adopt this ASU on January 1, 2018 and currently plans to adopt using the full retrospective method. The Company continues to assess the impact of this ASU on its condensed consolidated financial position, results of operations, cash flows and financial disclosures but anticipate the most significant change will be how the estimate for the allowance for doubtful accounts will be recognized under the new standard.
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
In March 2016, the FASB issued ASU 2016-07, “Investments- Equity Method and Joint Ventures,” which allows investments that now meet equity method treatment that were previously accounted for under a different method to apply the equity method prospectively from the date the investment qualifies for equity method treatment. ASU 2016-07 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company adopted this ASU on January 1, 2017. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial position, results of operations, cash flows and financial disclosures.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

In October 2016, the FASB issued ASU 2016-17, “Interests Held through Related Parties That Are under Common Control,” which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. ASU 2016-17 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted this ASU on January 1, 2017. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial position, results of operations, cash flows and financial disclosures.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” which will require the reconciliation of restricted cash in the statement of cash flows. ASU 2016-18 is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's condensed consolidated cash flows.
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
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted for annual and interim periods after January 1, 2017. The Company early adopted this ASU on January 1, 2017. The adoption of ASU 2017-04 only impacts the Company's financial statements in situations where an impairment of a reporting unit’s assets is determined.
3. Long-Term Debt
A summary of long-term debt follows (in thousands):

	March 31, 2017	December 31, 2016

2014 Revolver Loan	$69,000	$85,000
2014 First Lien Credit Agreement	929,625	932,000
Senior Unsecured Notes	400,000	400,000
Subordinated Notes	1,000	1,000
Notes payable and secured loans	40,808	42,521
Capital lease obligations	14,860	13,996
Less: unamortized debt issuance costs and discount	(30,529)	(32,274)
Total debt	1,424,764	1,442,243
Less: Current maturities	28,722	27,822
Total long-term debt	$1,396,042	$1,414,421
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
The Company has the option of classifying borrowings under the Revolver as either Alternate Base Rate ("ABR") loans or Eurodollar ("ED") loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%. In addition to the base rate, the Company is required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period. In addition to the base rate, the Company is required to pay a 4.25% margin for ED loans. The Company must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver. As of March 31, 2017, the Company's availability on the Revolver was $77.9 million (including outstanding letters of credit of $3.1 million).
The 2014 First Lien Credit Agreement governs the Revolver and contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. It additionally includes the requirement that, if triggered, the Company maintain a net

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

leverage ratio within a specified range. As of March 31, 2017, the Company was in compliance with the covenants contained in the 2014 First Lien Credit Agreement.
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
The Company has the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, the Company is required to pay a 2.75% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, the Company is required to pay a 3.75% margin for ED loans. Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, the Company is required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of March 31, 2017.
The 2014 First Lien Credit Agreement governs the 2014 First Lien and contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. As of March 31, 2017, the Company was in compliance with the covenants contained in the 2014 First Lien Credit Agreement. The 2014 First Lien is collateralized by substantially all of the assets of the Company.
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement (“2014 Second Lien”), entered into on November 3, 2014, was prepaid in full on March 31, 2016 as described below. The 2014 Second Lien was a senior secured obligation of Surgery Center Holdings, Inc. and was guaranteed on a senior secured basis by the Company and certain of its subsidiaries. On March 31, 2016, the Company repaid the remaining principal of the 2014 Second Lien of $252.8 million with the proceeds of the issuance of the Senior Unsecured Notes, defined below, of which $1.3 million was accrued interest. In connection with the prepayment, the Company incurred a loss on the extinguishment of debt of $8.3 million which included the write-off of loan costs and the original issue discount and a prepayment penalty for the three months ended March 31, 2016.
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
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

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
Subordinated Notes
The Company has a subordinated debt facility ("Subordinated Notes") of $1.0 million. The Subordinated Notes, owed to H.I.G. Surgery Centers, LLC, mature on August 4, 2017 and bear interest of 17.00% per annum.
Notes Payable and Secured Loans
Certain of the Company’s subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At March 31, 2017, the Company was in compliance with its covenants contained in the credit agreement. The Company and its subsidiaries had notes payable to financial institutions of $40.8 million and $42.5 million as of March 31, 2017 and December 31, 2016, respectively. The Company and its subsidiaries also provide a corporate guarantee of certain indebtedness of the Company’s subsidiaries.
Capital Lease Obligations
The Company is liable to various vendors for several equipment leases classified as capital leases.  The carrying value of the leased assets was $16.4 million and $15.4 million as of March 31, 2017 and December 31, 2016, respectively.
4. Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with ASC 260, Earnings Per Share, based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2017	2016

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(2,754)	$(7,190)

Denominator:
Weighted average shares outstanding- basic	48,019,652	48,017,226
Effect of dilutive securities (1)	—	—
Weighted average shares outstanding- diluted	48,019,652	48,017,226

Earnings (loss) per share:
Basic	$(0.06)	$(0.15)
Diluted (1)	$(0.06)	$(0.15)

Dilutive securities outstanding not included in the computation of earnings (loss) per share as their effect is antidilutive:
Stock options	851	8,488
Restricted shares	132,485	204,437
(1) The impact of potentially dilutive securities for the three months ended March 31, 2017 and 2016 was not considered because the effect would be anti-dilutive in those periods.

5. Commitments and Contingencies
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
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

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
Contingent Consideration
Pursuant to a purchase agreement dated December 24, 2009 (“the Purchase Agreement”), the Company acquired controlling interests in 36 business entities in various Florida locations which operate freestanding ASCs and provided anesthesia and pain management services (“the 2009 Acquisition”). The Purchase Agreement provided for maximum potential contingent consideration of up to $10.0 million based on operating results subsequent to the acquisition for the period from January 1, 2010 to December 31, 2010. Pursuant to the Purchase Agreement, the contingent consideration is payable as principal under a Subordinated Promissory Note, the form of which was delivered concurrent with the Purchase Agreement. The balance has remained outstanding due to ongoing litigation as a result of a civil claim. The Company has made indemnification claims against the Seller exceeding the amount of the contingent consideration liability, which the Company has a contractual right of offset against. Based on a court order in December 2016, the Company removed the contingent consideration liability on its consolidated balance sheets at December 31, 2016. On April 20, 2017, a settlement was reached between the two parties resulting in the Company receiving $3.9 million of which $2.7 million is to come from the escrow funds set up at the time of purchase and $1.2 million is to come from the seller. The Company expects to record the settlement during the second quarter.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

6. Segment Reporting
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
During 2016, the Company reassessed its segment reporting and realigned the disclosures to reflect the review and decision making made by the CODM. The purpose of these changes was to replace operating income with adjusted EBITDA as the primary profit/loss metric reviewed by the CODM in making key business decisions and on allocation of resources. The Company has revised the segment disclosures below to replace operating income with adjusted EBITDA and has provided a reconciliation from adjusted EBITDA back to net income in the reported condensed consolidated financial information. These changes had no effect on the Company’s reportable segments, which are presented consistent with prior periods.
The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Surgical facility services	$258,149	$245,670
Ancillary services	25,212	17,780
Optical services	2,822	3,624
Total revenues	$286,183	$267,074

	Three Months Ended March 31,
	2017	2016
Segment Adjusted EBITDA:
Surgical facility services	$48,241	$45,661
Ancillary services	3,782	3,500
Optical services	776	879
Total segment adjusted EBITDA (1)	$52,799	$50,040

General and administrative expenses	$(15,541)	$(12,197)
Non-cash stock compensation expense	634	133
Contingent acquisition compensation expense	2,033	—
Acquisition related costs	182	450
Total adjusted EBITDA (1)	40,107	38,426

Net income attributable to non-controlling interests	17,176	17,547
Depreciation and amortization	(11,108)	(9,568)
Interest and other expense, net	(25,182)	(22,153)
Income tax expense	(2,117)	(1,770)
Non-cash stock compensation expense	(634)	(133)
Contingent acquisition compensation expense	(2,033)	—
Merger transaction, integration and practice acquisition costs (2)	(591)	(3,917)
(Loss) gain on disposal or impairment of long-lived assets, net	(1,196)	206
Loss on debt refinancing	—	(8,281)
Total net income	$14,422	$10,357
(1) The above table reconciles adjusted EBITDA by segment to net income as reflected in the unaudited condensed consolidated statements of operations.
When the Company uses the term “Adjusted EBITDA,” it is referring to net income minus (a) net income attributable to non-controlling interests plus (b) depreciation and amortization, (c) interest and other expense, net, (d) income tax expense, (e) non-cash stock compensation expense, (f) contingent acquisition compensation expense, (g) merger transaction, integration and practice acquisition costs, (h) (loss) gain on disposal or impairment of long-lived assets and (i) loss on debt refinancing. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that the

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

Company consolidates for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring its partnerships with individual market dynamics driving the structure. The Company believes that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors the Company's portion of Adjusted EBITDA generated by its surgical facilities and other operations.
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
(2) This amount includes merger transaction and integration costs of $337,000 and $3.2 million for the three months ended March 31, 2017 and 2016, respectively, and practice acquisition costs of $254,000 and $745,000 for the three months ended March 31, 2017 and 2016, respectively.

	March 31, 2017	December 31, 2016
Assets:
Surgical facility services	$1,904,858	$1,914,842
Ancillary services	187,499	184,002
Optical services	23,884	22,478
Total	2,116,241	2,121,322

General and administrative	$173,492	$183,636
Total assets	$2,289,733	$2,304,958

	Three Months Ended March 31,
	2017	2016
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$4,417	$9,815
Ancillary services	1,511	560
Optical services	18	77
Total	$5,946	$10,452

General and administrative	$404	$1,352
Total cash purchases of property and equipment, net	$6,350	$11,804
7. Subsequent Events
On April 20, 2017, a settlement was reached in connection with the litigation discussed above in Note 5, “Contingent Consideration”. The Company expects to record a gain on litigation settlement of $3.9 million during the second quarter.
On May 9, 2017, the Company entered into a series of transactions, including (i) an agreement and plan of merger (the “Merger Agreement”) to acquire NSH Holdco, Inc. (“NSH”), an owner and operator of surgical facilities, for approximately $760 million, (ii) an agreement to issue up to 320,000  shares  of the Company’s preferred stock, par value $0.01 per share, to be created out of the authorized and unissued shares of preferred stock of the Company, designated as 10.00% Series A Convertible Perpetual Participating Preferred Stock, to BCPE Seminole Holdings LP (the “Investor”) and (iii) an agreement pursuant to which the Company’s controlling stockholder, H.I.G. Surgery Centers, LLC (“H.I.G.”), will sell all of its 26,455,651 shares of common stock of the Company to the Investor at a purchase price per share of $19.00.  Following the consummation of the transactions described above, NSH will be an indirect, wholly-owned subsidiary of the Company, and the Investor will be the controlling stockholder of the Company.
Also on May 9, 2017, in connection with these transactions, the Company and H.I.G., in its capacity as the Stockholders Representative, agreed to amend that certain Income Tax Receivable Agreement, dated September 30, 2015, by and between the Company, H.I.G. (in its capacity as the Stockholders Representative) and the other parties referred to therein, to provide for a fixed payment schedule pursuant thereto.  The amounts payable are related to the projected tax savings to be realized by the Company over the next five years and are not dependent on actual tax savings.
Additional information will be included in Item 1.01, “Entry into a Material Definitive Agreement” of a Current Report on Form 8-K describing the transactions.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and included in the Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements. Unless otherwise indicated or the context otherwise requires, references herein to the “Company”, “Surgery Partners”, “we”, “us” and “our” refer to, (i) Surgery Center Holdings, LLC and its consolidated subsidiaries, including Surgery Center Holdings, Inc., immediately prior to the Reorganization and (ii) Surgery Partners, Inc. and its consolidated subsidiaries, including Surgery Center Holdings, LLC and Surgery Center Holdings, Inc., immediately following the Reorganization. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Center Holdings, LLC and Surgery Partners, Inc., as applicable, and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, and the term “employees” refers to employees of affiliates of Surgery Partners.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation: (i) reductions in payments from government healthcare programs and managed care organizations; (ii) inability to contract with private third-party payors; (iii) changes in our payor mix or surgical case mix; (iv) failure to maintain relationships with our physicians; (v) payor controls designed to reduce the number of surgical procedures; (vi) inability to integrate operations of acquired surgical facilities, attract new physician partners, or acquire additional surgical facilities; (vii) shortages or quality control issues with surgery-related products, equipment and medical supplies; (viii) competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; (ix) inability to enforce non-compete restrictions against our physicians; (x) material liabilities incurred as a result of acquiring surgical facilities; (xi) litigation or medical malpractice claims; (xii) changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; (xiii) substantial payments we expect to be required to make under the tax receivable agreement; and (xiv) other risks and uncertainties described in this report and set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017.
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
Executive Overview
As of May 10, 2017, we owned and operated a national network of surgical facilities, physician practices and a suite of ancillary services in 29 states. Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. Our surgical hospitals provide services, such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Our portfolio of outpatient surgical facilities is complemented by our suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. These ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services. As a result, we believe we are well positioned to benefit from rising consumerism and payors’ and patients’ focus on the delivery of high quality care and superior clinical outcomes in the lowest cost and care setting.
As of May 10, 2017, we owned or operated, primarily in partnership with physicians, a portfolio of 103 surgical facilities comprised of 98 ASCs and five surgical hospitals across 29 states. We owned a majority interest in 73 of the surgical facilities and consolidated 93 of these facilities for financial reporting purposes. In addition to surgical facilities, we owned or operated a network of 56 physician practices as of May 10, 2017. For the three months ended March 31, 2017, approximately 109,000 surgical procedures were performed in our surgical facilities, generating approximately $258.1 million in revenue.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Patient service revenues:
Surgical facilities revenues	89.6%	91.3%
Ancillary services revenues	8.8%	6.6%
	98.4%	97.9%
Other service revenues:
Optical services revenues	1.0%	1.4%
Other	0.6%	0.7%
	1.6%	2.1%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended March 31,
	2017	2016

Private insurance payors	49.4%	50.5%
Government payors	41.5%	40.5%
Self-pay payors	2.2%	1.4%
Other payors(1)	6.9%	7.6%
Total	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2017	2016

Gastrointestinal	23.0%	21.5%
General surgery	2.3%	2.5%
Ophthalmology	28.4%	29.7%
Orthopedic and pain management	33.8%	31.8%
Other	12.5%	14.5%
Total	100.0%	100.0%

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

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

	Three Months Ended March 31,
	2017	2016

Cases	$107,733	$105,502
Case growth	2.1%	N/A
Revenue per case	$2,688	$2,546
Revenue per case growth	5.6%	N/A
Number of facilities	93	N/A
Operating Income Margin
Our operating income margin for the three months ended March 31, 2017 increased to 14.6% from 12.8% during the three months ended March 31, 2016. During the three months ended March 31, 2017, we recorded merger transaction and integration costs related to acquisitions of $337,000, contingent acquisition compensation expense of $2.0 million and a loss on disposal of long-lived assets of $1.2 million. Excluding the impact of these items, our operating income margin was 15.8% for the three months ended March 31, 2017.
During the three months ended March 31, 2016, we recorded a loss on debt refinancing of $8.3 million, $3.2 million of merger transaction and integration costs related to acquisitions and a gain on disposal of long-lived assets of $206,000. Excluding the impact of these items, our operating income margin was 17.0% for the three months ended March 31, 2016. The decrease in the adjusted operating income margin period over period is primarily related to an increase in supplies due to performing higher acuity procedures.
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
During 2016, we reassessed our segment reporting and realigned the disclosures to reflect the review and decision making made by the CODM. The purpose of these changes was to replace operating income with adjusted EBITDA as the primary profit/loss metric reviewed by the CODM in making key business decisions and on allocation of resources. We have revised the segment disclosures below to replace operating income with adjusted EBITDA and have provided a reconciliation from adjusted EBITDA back to net income in the reported condensed consolidated financial information. These changes had no effect on our reportable segments, which are presented consistent with prior periods.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Surgical facility services	$258,149	$245,670
Ancillary services	25,212	17,780
Optical services	2,822	3,624
Total revenues	$286,183	$267,074

	Three Months Ended March 31,
	2017	2016
Segment Adjusted EBITDA:
Surgical facility services	$48,241	$45,661
Ancillary services	3,782	3,500
Optical services	776	879
Total segment adjusted EBITDA (1)	$52,799	$50,040

General and administrative expenses	$(15,541)	$(12,197)
Non-cash stock compensation expense	634	133
Contingent acquisition compensation expense	2,033	—
Acquisition related costs	182	450
Total adjusted EBITDA (1)	40,107	38,426

Net income attributable to non-controlling interests	17,176	17,547
Depreciation and amortization	(11,108)	(9,568)
Interest and other expense, net	(25,182)	(22,153)
Income tax expense	(2,117)	(1,770)
Non-cash stock compensation expense	(634)	(133)
Contingent acquisition compensation expense	(2,033)	—
Merger transaction, integration and practice acquisition costs (2)	(591)	(3,917)
(Loss) gain on disposal or impairment of long-lived assets, net	(1,196)	206
Loss on debt refinancing	—	(8,281)
Total net income	$14,422	$10,357
(1) The above table reconciles adjusted EBITDA by segment to net income as reflected in the unaudited condensed consolidated statements of operations.
When we use the term “Adjusted EBITDA,” it is referring to net income minus (a) net income attributable to non-controlling interests plus (b) depreciation and amortization, (c) interest and other expense, net, (d) income tax expense, (e) non-cash stock compensation expense, (f) contingent acquisition compensation expense, (g) merger transaction, integration and practice acquisition costs, (h) (loss) gain on disposal or impairment of long-lived assets and (i) loss on debt refinancing. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring its partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of Adjusted EBITDA generated by our surgical facilities and other operations.
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
(2) This amount includes merger transaction and integration costs of $337,000 and $3.2 million for the three months ended March 31, 2017 and 2016, respectively, and practice acquisition costs of $254,000 and $745,000 for the three months ended March 31, 2017 and 2016, respectively.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

	March 31, 2017	December 31, 2016
Assets:
Surgical facility services	1,904,858	1,914,842
Ancillary services	187,499	184,002
Optical services	23,884	22,478
Total	2,116,241	2,121,322

General and administrative	173,492	183,636
Total assets	2,289,733	2,304,958

	Three Months Ended March 31,
	2017	2016
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$4,417	$9,815
Ancillary services	1,511	560
Optical services	18	77
Total	$5,946	$10,452

General and administrative	$404	$1,352
Total cash purchases of property and equipment, net	$6,350	$11,804
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
We hold less than a majority economic interest in five surgical facilities, three anesthesia practices and two physician practices over which we exercise controlling influence. Controlling influence includes financial interests, duties, rights and responsibilities for the day-to-day management of the entity. We also consider the relevant sections of the Accounting Standard Codification ("ASC") 810, Consolidation, to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. As we were the primary beneficiary, we consolidated the above ten entities at March 31, 2017.
Revenue Recognition
Our patient service revenues are derived from surgical procedures performed at our ASCs, patient visits to physician practices, anesthesia services provided to patients, pharmacy services and diagnostic screens ordered by our physicians. The fees for such services are

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

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
We estimate our allowances for doubtful accounts using similar information and analysis. While we believe that our allowances for contractual adjustments and doubtful accounts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations. Because in most cases we have the ability to verify a patient’s insurance coverage before services are rendered, and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal. Our net accounts receivable reflected allowances for doubtful accounts of $30.0 million and $29.9 million at March 31, 2017 and December 31, 2016, respectively.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 70 days for both the three months ended March 31, 2017 and the year ended December 31, 2016.
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
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay payors as a percentage of total revenues were approximately 2.1% and 1.4% for the three months ended March 31, 2017 and 2016, respectively.
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
MARCH 31, 2017

sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.
As of March 31, 2017, we maintained a valuation allowance against certain state NOLs and capital losses for which we believe it is more likely than not that they will not be realized. On a quarterly basis, we continue to monitor results. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
For the three months ended March 31, 2017, we recorded income tax expense at a rate of approximately 12.8% of income before income taxes.  As a percentage of income before income taxes, we expect the tax rate to remain relatively constant throughout the year.  As a percentage of net income after income attributable to non-controlling interests, we expect the tax rate for the year to be between 41% and 42%.  Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
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
The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. in the future. We estimate the total amounts payable under the TRA to be approximately $123.4 million as of both March 31, 2017 and December 31, 2016, if the tax benefits of related deferred tax assets are ultimately realized.
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
Off-Balance Sheet Arrangements
From time to time, we guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest. In most instances of these guarantees, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing. At March 31, 2017, we did not guarantee any debt of our non-consolidated surgical facilities.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

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
Results of Operations
The following tables summarize certain results from the statements of operations for the three months ended March 31, 2017 and 2016. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$286,183	100.0%	$267,074	100.0%
Operating expenses:
Cost of revenues	211,948	74.1%	196,703	73.7%
General and administrative expenses (includes contingent acquisition compensation expense of $2,033 for the quarter ended March 31, 2017)	15,541	5.4%	12,197	4.6%
Depreciation and amortization	11,108	3.9%	9,568	3.6%
Provision for doubtful accounts	5,675	2.0%	3,873	1.5%
Income from equity investments	(1,200)	(0.4)%	(758)	(0.3)%
Loss (gain) on disposal or impairment of long-lived assets, net	1,196	0.4%	(206)	(0.1)%
Loss on debt refinancing	—	—%	8,281	3.1%
Merger transaction and integration costs	337	0.1%	3,172	1.2%
Electronic health records incentive income	(141)	—%	(93)	—%
Other income	(2)	—%	57	—%
Total operating expenses	244,462	85.4%	232,794	87.2%
Operating income	41,721	14.6%	34,280	12.8%
Interest expense, net	(25,182)	(8.8)%	(22,153)	(8.3)%
Income before income taxes	16,539	5.8%	12,127	4.5%
Income tax expense	2,117	0.7%	1,770	0.7%
Net income	14,422	5.0%	10,357	3.9%
Less: Net income attributable to non-controlling interests	(17,176)	(6.0)%	(17,547)	(6.6)%
Net loss attributable to Surgery Partners, Inc.	$(2,754)	(1.0)%	$(7,190)	(2.7)%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Overview. During the three months ended March 31, 2017, our revenues increased 7.2% to $286.2 million from $267.1 million for the three months ended March 31, 2016. We incurred a net loss attributable to Surgery Partners, Inc. for the 2017 period of $2.8 million, compared to $7.2 million for the 2016 period.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

Revenues. Revenues for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Dollar Variance	Percent Variance

Patient service revenues	$281,645	$261,560	$20,085	7.7%
Optical service revenues	2,822	3,624	(802)	(22.1)%
Other service revenues	1,716	1,890	(174)	(9.2)%
Total revenues	$286,183	$267,074	$19,109	7.2%
Patient service revenues increased 7.7% to $281.6 million for the three months ended March 31, 2017 compared to $261.6 million for the three months ended March 31, 2016. This increase in patient service revenues was primarily attributable to the integration of acquisitions completed after March 31, 2016.
Cost of Revenues. Cost of revenues increased to $211.9 million for the three months ended March 31, 2017 compared to $196.7 million for the three months ended March 31, 2016 primarily attributable to the integration of acquisitions completed after March 31, 2016. As a percentage of revenues, cost of revenues were 74.1% for the 2017 period and 73.7% for the 2016 period.
General and Administrative Expenses. General and administrative expenses increased to $15.5 million for the three months ended March 31, 2017 compared to $12.2 million for the three months ended March 31, 2016 primarily due to the contingent acquisition compensation expense of $2.0 million. As a percentage of revenues, general and administrative expenses were 5.4% for the 2017 period compared to 4.6% for the 2016 period.
Depreciation and Amortization. Depreciation and amortization increased to $11.1 million for the three months ended March 31, 2017 compared to $9.6 million for the three months ended March 31, 2016. As a percentage of revenues, depreciation and amortization expenses were 3.9% for the 2017 period and 3.6% for the 2016 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $5.7 million for the three months ended March 31, 2017 compared to $3.9 million for the three months ended March 31, 2016. As a percentage of revenues, the provision for doubtful accounts was 2.0% for the 2017 period and 1.5% for the 2016 period.
Income from Equity Investments. The income from equity investments was $1.2 million for the three months ended March 31, 2017 compared to $758,000 for the three months ended March 31, 2016.
Loss (Gain) on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was $1.2 million for the three months ended March 31, 2017 compared to a net gain of $206,000 for the three months ended March 31, 2016.
Loss on Debt Refinancing. We incurred a loss on debt refinancing of $8.3 million for the three months ended March 31, 2016 in connection with the paydown of the 2014 Second Lien, defined herein, and the write-off of the related debt issuance costs and discount in addition to a prepayment penalty.
Merger Transaction and Integration Costs. We incurred $337,000 of merger transaction and integration costs for the three months ended March 31, 2017 compared to $3.2 million for the three months ended March 31, 2016, related to the integration of our acquisitions.
Operating Income. Our operating income margin for the three months ended March 31, 2017 increased to 14.6% from 12.8% during the three months ended March 31, 2016. During the three months ended March 31, 2017, we recorded merger transaction and integration costs related to acquisitions of $337,000, contingent acquisition compensation expense of $2.0 million and a loss on disposal of long-lived assets of $1.2 million. Excluding the impact of these items, our operating income margin was 15.8% for the three months ended March 31, 2017.
During the three months ended March 31, 2016, we recorded a loss on debt refinancing of $8.3 million, $3.2 million of merger transaction and integration costs related to acquisitions and a gain on disposal of long-lived assets of $206,000. Excluding the impact of these items, our operating income margin was 17.0% for the three months ended March 31, 2016. The decrease in the adjusted operating income margin period over period is primarily related to an increase in supplies due to performing higher acuity procedures.
Interest Expense, Net. Interest expense, net, was $25.2 million for the three months ended March 31, 2017 compared to $22.2 million for the three months ended March 31, 2016. This increase was due to to the debt refinancing in the 2016 period with the incremental loan on the First Lien and the issuance of the $400 million Senior Unsecured Notes.
Income Tax Expense.  The income tax expense was $2.1 million for the three months ended March 31, 2017 compared to $1.8 million for the three months ended March 31, 2016. The effective tax rate was 12.8% for the three months ended March 31, 2017 compared to 14.6% for the three months ended March 31, 2016. As a percentage of net income after income attributable to non-controlling interests, we expect

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

the tax rate for the year to be between 41% and 42%. Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests decreased to $17.2 million for the three months ended March 31, 2017 compared to $17.5 million for the three months ended March 31, 2016. As a percentage of revenues, net income attributable to non-controlling interests was 6.0% in the 2017 period and 6.6% for the 2016 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the three months ended March 31, 2017, our cash flow provided by operating activities increased to $34.9 million compared to $25.2 million in the three months ended March 31, 2016. This increase was primarily related to the growth from acquisition activity occurring subsequent to the 2016 period. At March 31, 2017, we had working capital of $153.6 million compared to $175.2 million at December 31, 2016.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2017 was $6.6 million, which included $6.4 million related to purchases of property and equipment. Additionally, we purchased one surgical facility that was merged with an existing facility for an aggregate purchase price of $275,000.
Net cash used in investing activities during the three months ended March 31, 2016 was $18.9 million, which included $11.8 million related to purchases of property and equipment. Additionally, we purchased one surgical facility that was merged into an existing facility and two physician practices for an aggregate purchase price of $7.0 million (net of cash acquired).
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2017 was $42.0 million. During this period, we made distributions to non-controlling interest holders of $19.3 million and received cash related to ownership transactions with consolidated affiliates of $154,000. Further, we made repayments on our long-term debt of $45.5 million partially offset by borrowings of $23.6 million. Our repayments and borrowings include a $22.0 million draw down and subsequent repayment of $38.0 million on our Revolver during the period.
Net cash provided by financing activities during the three months ended March 31, 2016 was $70.7 million. During this period, we made distributions to non-controlling interest holders of $17.5 million and receipts related to ownership transactions with consolidated affiliates of $94,000. We made scheduled repayments on our long-term debt of $396.1 million which were offset by cash inflows from debt borrowings of $501.3 million. In addition, we paid debt issuance costs and the original issue discount of $11.9 million and a prepayment penalty on the payoff of the 2014 Second Lien of $4.9 million.
Long-Term Debt
A summary of long-term debt follows (in thousands):

	March 31, 2017	December 31, 2016

2014 Revolver Loan	$69,000	$85,000
2014 First Lien Credit Agreement	929,625	932,000
Senior Unsecured Notes	400,000	400,000
Subordinated Notes	1,000	1,000
Notes payable and secured loans	40,808	42,521
Capital lease obligations	14,860	13,996
Less: unamortized debt issuance costs and discount	(30,529)	(32,274)
Total debt	1,424,764	1,442,243
Less: Current maturities	28,722	27,822
Total long-term debt	$1,396,042	$1,414,421
2014 Revolver Loan
The 2014 Revolver Loan (“Revolver”), entered into on November 3, 2014, is a revolving credit facility used for working capital, acquisitions and development activities and general corporate purposes and matures on November 3, 2019. On October 7, 2015, we entered

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

into an amendment to the 2014 First Lien Credit Agreement to increase certain lenders’ commitments under the Revolver from $80.0 million to an aggregate principal amount at any time outstanding not to exceed $150.0 million.
We have the option of classifying borrowings under the Revolver as either Alternate Base Rate ("ABR") loans or Eurodollar ("ED") loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%. In addition to the base rate, we are required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period. In addition to the base rate, we are required to pay a 4.25% margin for ED loans. We must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver. As of March 31, 2017, our availability on the Revolver was $77.9 million (including outstanding letters of credit of $3.1 million).
The 2014 First Lien Credit Agreement governs the Revolver and contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. It additionally includes the requirement, if triggered, that we maintain a net leverage ratio within a specified range. As of March 31, 2017, we were in compliance with the covenants contained in the 2014 First Lien Credit Agreement.
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
We have the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, we are required to pay a 2.75% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, we are required to pay a 3.75% margin for ED loans. Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, we are required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of March 31, 2017.
In connection with the incremental loan of $80.0 million in March 2016, we recorded an additional $1.6 million and $3.5 million as original issue discount and amounts paid to lender for debt related issuance costs, respectively.
The 2014 First Lien Credit Agreement that governs the 2014 First Lien and contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. As of March 31, 2017, we were in compliance with the covenants contained in the credit agreement. The 2014 First Lien is collateralized by substantially all of our assets.
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement (“2014 Second Lien”), entered into on November 3, 2014, was prepaid in full on March 31, 2016 as described below. The 2014 Second Lien was a senior secured obligation of Surgery Center Holdings, Inc. and was guaranteed on a senior secured basis by us and certain of our subsidiaries. On March 31, 2016, we repaid the remaining principal of the 2014 Second Lien of $252.8 million with the proceeds of the issuance of the Senior Unsecured Notes, defined below, of which $1.3 million was accrued interest. In connection with the prepayment, we incurred a loss on the extinguishment of debt of $8.3 million which included the write-off of loan costs and the original issue discount and a prepayment penalty for the three months ended March 31, 2016.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

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
If one of our subsidiaries, Surgery Center Holdings, Inc., experience a change in control under certain circumstances, we must offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
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
Subordinated Notes
We have a subordinated debt facility ("Subordinated Notes") of $1.0 million. The Subordinated Notes, owed to H.I.G. Surgery Centers, LLC, mature on August 4, 2017 and bear interest of 17.00% per annum.
Notes Payable and Secured Loans
Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made.  The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At March 31, 2017, we were in compliance with the covenants contained in the credit agreement. We and our subsidiaries had notes payable to financial institutions of $40.8 million and $42.5 million as of March 31, 2017 and December 31, 2016, respectively. We and our subsidiaries also provide a corporate guarantee of certain indebtedness of our subsidiaries.
Capital Lease Obligations
We are liable to various vendors for several equipment leases.  The carrying value of the leased assets was $16.4 million and $15.4 million as of March 31, 2017 and December 31, 2016, respectively.
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
We use EBITDA as a measure of liquidity. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. When we use the term "Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for (a) merger transaction, integration and practice acquisition costs, (b) non-cash stock compensation expense, (c) loss on debt refinancing, (d) contingent acquisition compensation expense, and (e) loss (gain) on disposal of investments and long-lived assets.
We use “Credit Agreement EBITDA” to determine our compliance under certain covenants pursuant to our credit facilities. When we use the term “Credit Agreement EBITDA,” we are referring to Adjusted EBITDA, as defined above, further adjusted for (a) synergies, (b) acquisitions, (c) non-cash expenses and (d) de novo start-up losses. These adjustments do not relate to our historical financial performance and instead relate to estimates compiled by our management and calculated in conformance with the definition of “Consolidated EBITDA” used in the credit agreements governing our credit facilities.
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
The following table reconciles EBITDA and Adjusted EBITDA to net income (in thousands and unaudited):

	Three Months Ended March 31,
	2017	2016
Condensed Consolidated Statements of Operations Data (in thousands):
Net income	$14,422	$10,357
(Minus):
Net income attributable to non-controlling interests	17,176	17,547
Plus (minus):
Income tax expense	2,117	1,770
Interest expense, net	25,182	22,153
Depreciation and amortization	11,108	9,568
EBITDA	35,653	26,301
Plus:
Merger transaction, integration and practice acquisition costs	591	3,917
Non-cash stock compensation expense	634	133
Loss on debt refinancing	—	8,281
Contingent acquisition compensation expense	2,033	—
Gain on litigation settlement	—	—
Loss (gain) on disposal or impairment of long-lived assets, net	1,196	(206)
Adjusted EBITDA	$40,107	$38,426

The following table reconciles EBITDA, Adjusted EBITDA and Credit Agreement EBITDA to net income (in thousands and unaudited):

Twelve Months Ended March 31, 2017
Condensed Consolidated Statements of Operations Data (in thousands):
Net income	$92,491
(Minus):
Net income attributable to non-controlling interests	75,259
Plus (minus):
Income tax benefit	7,954
Interest expense, net	103,600
Depreciation and amortization	41,091
EBITDA	169,877
Plus:
Merger transaction, integration and practice acquisition costs	8,291
Tax receivable agreement	3,733
Non-cash stock compensation expense	2,522
Loss on debt refinancing	3,595
Contingent acquisition compensation expense	7,125
Gain on litigation settlement	(17,956)
Gain on disposal of investments and long-lived assets, net	3,757
Adjusted EBITDA	$180,944
Plus:
Acquisitions (1)	33,607
Non-cash expenses	1,596
De novo start-up losses (2)	552
Credit Agreement EBITDA	216,699

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

(1): Represents impact of acquired anesthesia entities, physician practices and surgical facilities as if each acquisition had occurred on April 1, 2016 including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with rolling out our suite of ancillary services throughout both the acquired entities and Symbion portfolio. Further, this includes revenue synergies from other business initiatives as defined in the Credit Agreement.
(2): Relates to the losses associated with de novo in-market physician practices opened during the last twelve months.
Inflation
Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU was originally set to be effective for fiscal years beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date for the standard to be effective for fiscal years beginning after December 15, 2017. The FASB will now permit companies to early adopt within one year of the new effective date. We will adopt this ASU on January 1, 2018 and currently plan to adopt using the full retrospective method. We continue to assess the impact of this ASU on our consolidated financial position, results of operations, cash flows and financial disclosures but anticipate the most significant change will be how the estimate for the allowance for doubtful accounts will be recognized under the new standard.
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
In March 2016, the FASB issued ASU 2016-07, “Investments- Equity Method and Joint Ventures,” which allows investments that now meet equity method treatment and were previously accounted for under a different method to apply the equity method prospectively from the date the investment qualifies for equity method treatment. ASU 2016-07 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. We adopted this ASU on January 1, 2017. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows and financial disclosures.
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
In October 2016, the FASB issued ASU 2016-17, “Interests Held through Related Parties That Are under Common Control,” which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. ASU 2016-17 is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those years. We adopted this ASU on January 1, 2017. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, cash flows and financial disclosures.
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
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted for annual and interim periods after January 1, 2017. We early adopted this ASU on

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

January 1, 2017. The adoption of ASU 2017-04 only impacts our financial statements in situations where an impairment of a reporting unit’s assets is determined.
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
Our healthcare facilities also are subject to state licensing requirements for medical providers. Our ASCs have licenses to operate in the states in which they operate and must meet all applicable requirements for ASCs. In addition, even though our surgical facilities that are licensed as hospitals primarily provide surgical services, they must meet all applicable requirements for general hospital licensure. To assure continued compliance with these regulations, governmental and other authorities periodically inspect our surgical facilities. The failure to comply with these regulations could result in the suspension or revocation of a facility’s license. In addition, based on the specific operations of our surgical facilities, some of these facilities maintain a pharmacy license, a controlled substance registration, a clinical laboratory certification waiver, and environmental protection permits for biohazards and/or radioactive materials, as required by applicable law.
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
Initiatives to repeal the Affordable Care Act, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent and have increased as a result of the 2016 election. The ultimate outcomes of legislative attempts to repeal or amend the Affordable Care Act and legal challenges to the Affordable Care Act are unknown. On May 4, 2017, the House of Representatives passed the American Health Care Act, which, if ultimately enacted into law in its current form, would repeal substantial portions of the Affordable Care Act, including the individual mandate. The American Health Care Act would replace means-tested insurance premium subsidies with age-adjusted tax credits and permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage. The American Health Care Act would also limit federal funding available for the Affordable Care Act’s Medicaid expansion and transition federal Medicaid funding to a per-capita cap

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

basis. It remains unclear whether the American Health Care Act will be further amended or enacted. Any such future repeal or replacement of the Affordable Care Act, including the American Health Care Act, may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by the Company. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on the Company.
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
Medicare and Medicaid Private Contractor Audits
The Centers for Medicare and Medicaid Services (“CMS") has implemented a number of programs that use private contractors that contract with CMS to identify overpayments and underpayments and other potential sources of billing fraud. These contractors, known as Recovery Audit Contractors (“RACs”) and Zone Program Integrity Contractors (“ZPICs”) conduct both post-payment and pre-payment review of claims submitted by Medicare providers. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. Our facilities and providers continue to receive letters from auditors such as RACs and ZPICs requesting repayment of alleged overpayments for services and incur expenses associated with responding to and appealing these determinations, as well as the costs of repaying any overpayments. Moreover, in recent years, the increase in Medicare payment appeals has created a backlog such that resolving appeals often takes multiple years.
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
Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the Department of Health and Human Services (“HHS”). Among other things, these regulations, known as “conditions for coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than critical access hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our five facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. As of March 31, 2017, two of our hospitals, which do not have an emergency room, maintain a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with the 2007 CMS policy memorandum. Our surgical facilities must also satisfy the conditions

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
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
Under regulations issued by the Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG"), certain categories of activities are deemed not to violate the Anti-Kickback Statute (commonly referred to as the safe harbors). According to the preamble to these safe harbor regulations, the failure of a particular business arrangement to comply with the regulations does not determine whether the arrangement violates the Anti-Kickback Statute. The safe harbor regulations do not make conduct illegal, but instead outline standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-Kickback Statute. Failure to meet a safe harbor does not indicate that the arrangement violates the Anti-Kickback Statute, although it may be subject to additional scrutiny.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

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
Five of our facilities are licensed as hospitals as of March 31, 2017. The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation. Changes in the Affordable Care Act include:

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

us to notify affected individuals in the event of a data breach involving certain personal information, such as social security numbers, dates of birth and credit card information.
Adoption of Electronic Health Records
The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning in 2011 and extending through 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and Stage 2 took effect for hospitals beginning in fiscal year 2014. On October 16, 2015, CMS published a final rule that consolidated Stage 1 and Stage 2 into a “Modified Stage 2” effective as of 2015 and set out requirements for Stage 3, which is set to take full effect in 2018. In connection with the acquisition of Symbion, we acquired six surgical facilities that are licensed as hospitals, five of which we own as of March 31, 2017. These hospitals began the implementation of EHR initiatives in 2012. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs. We recorded income of $141,000 which was recognized during the three months ended March 31, 2017. We incurred negligible costs for hardware, software and implementation expenses during the same three month period. We do not currently know the extent of additional costs that will be associated with implementation of additional systems or the amount of future incentives that we will receive.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

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
Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At March 31, 2017, $507.1 million of our outstanding debt was in fixed rate instruments and the remaining $915.4 million was in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of March 31, 2017, our quarterly interest expense would increase by approximately $2.3 million. Although there can be no assurances that interest rates will not change

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (UNAUDITED)
MARCH 31, 2017

significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2017 based on our indebtedness at March 31, 2017.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on, and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2016, in connection with management’s assessment of our internal control over financial reporting as of December 31, 2016, management identified a material weakness in our internal control over financial reporting pertaining to lack of documentation evidencing certain controls involving revenue, accounts receivable and related allowances. Management has begun implementing a remediation plan to address the lack of documentation issue. The plan includes the implementation of enhanced documentation policies and procedures, along with the allocation of resources dedicated to training and monitoring these policies and procedures. Although we believe our remediation efforts will be effective in remediating the material weakness, it will not be considered fully addressed until the enhanced policies and procedures over documentation evidencing certain controls involving revenue, accounts receivable and related allowances have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. We will continue to work on implementing and testing the enhanced documentation policies and procedures in order to make this final determination.
Other than our progress in our remediation efforts outlined above, there have been no changes during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Our corporate headquarters is located in Nashville, Tennessee at 40 Burton Hills Boulevard, Suite 500, where we currently lease approximately 44,000 square feet of office space under a lease that extends through December 31, 2017. We previously entered into a lease agreement to transfer our corporate headquarters to an approximately 56,000 square foot location in Brentwood, Tennessee upon expiration of our current lease on December 31, 2017. On August 29, 2016, we entered into a first amendment to that lease agreement for the Brentwood, Tennessee location which, among other things, expands the rented square footage to approximately 68,335. On April 26, 2017, we entered into a second amendment to that lease agreement for the Brentwood, Tennessee location which, among other things, expands the rented square footage to approximately 84,874. This amendment has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

No.	Description

10.1	Second Amendment to Lease Agreement, dated April 26, 2017, between Highwoods Realty Limited Partnership and Surgery Partners, Inc.
10.2(a)	Form of Director Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2017).
10.3(a)	Employment Agreement of Jennifer Baldock, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 17, 2017).
10.4(a)	Employment Agreement of Dennis Dean, as amended (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 17, 2017).
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

SURGERY PARTNERS, INC.

By:	/s/ Teresa F. Sparks Teresa F. Sparks Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 10, 2017

EXHIBIT INDEX

No.	Description

10.1	Second Amendment to Lease Agreement, dated April 26, 2017, between Highwoods Realty Limited Partnership and Surgery Partners, Inc.
10.2(a)	Form of Director Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2017).
10.3(a)	Employment Agreement of Jennifer Baldock, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 17, 2017).
10.4(a)	Employment Agreement of Dennis Dean, as amended (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 17, 2017).
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