Form 10-Q
period 2017-06-30
Surgery Partners, Inc.
filed 2017-08-09
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of August 9, 2017, there were 48,811,091 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$57,034	$69,699
Accounts receivable, less allowance for doubtful accounts of $31,465 and $29,872, respectively	215,294	220,594
Inventories	29,680	28,777
Prepaid expenses and other current assets	42,332	32,014
Acquisition escrow deposit	7,971	10,871
Total current assets	352,311	361,955
Property and equipment, net	205,744	204,253
Intangible assets, net	43,421	48,023
Goodwill	1,569,408	1,555,204
Investments in and advances to affiliates	34,488	34,980
Restricted invested assets	315	315
Long-term deferred tax assets	80,166	83,793
Financing escrow asset	370,000	—
Other long-term assets	15,634	16,435
Total assets	$2,671,487	$2,304,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,210	$49,766
Accrued payroll and benefits	27,437	29,273
Acquisition escrow liability	7,971	10,871
Other current liabilities	72,465	68,993
Current maturities of long-term debt	29,919	27,822
Total current liabilities	186,002	186,725
Long-term debt, less current maturities	1,795,265	1,414,421
Long-term tax receivable agreement liability	122,351	122,351
Other long-term liabilities	76,101	76,266

Non-controlling interests—redeemable	176,252	180,521

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 48,810,075 shares issued and outstanding at June 30, 2017; 48,488,616 shares issued and outstanding at December 31, 2016	488	485
Additional paid-in capital	324,340	320,543
Retained deficit	(318,576)	(311,351)
Total Surgery Partners, Inc. stockholders' equity	6,252	9,677
Non-controlling interests—non-redeemable	309,264	314,997
Total stockholders' equity	315,516	324,674
Total liabilities and stockholders' equity	$2,671,487	$2,304,958

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$288,353	$289,681	$574,536	$556,755
Operating expenses:
Salaries and benefits	90,022	93,791	179,909	180,677
Supplies	74,084	66,915	145,244	130,577
Professional and medical fees	22,577	20,304	43,702	39,957
Lease expense	13,674	13,074	27,300	25,508
Other operating expenses	16,095	14,768	32,245	28,836
Cost of revenues	216,452	208,852	428,400	405,555
General and administrative expenses (1)	18,655	15,023	34,196	27,220
Depreciation and amortization	11,417	9,702	22,525	19,271
Provision for doubtful accounts	5,788	3,544	11,463	7,417
Income from equity investments	(1,052)	(1,082)	(2,252)	(1,840)
Loss on disposal or impairment of long-lived assets, net	405	1,331	1,601	1,125
Gain on litigation settlement	(3,794)	—	(3,794)	—
Loss on debt refinancing	—	—	—	8,281
Merger transaction and integration costs	2,904	1,325	3,241	4,497
Electronic health records incentive income	(161)	(2)	(302)	(95)
Other expense (income)	—	40	(2)	97
Total operating expenses	250,614	238,733	495,076	471,528
Operating income	37,739	50,948	79,460	85,227
Interest expense, net	(25,600)	(26,235)	(50,782)	(48,388)
Income before income taxes	12,139	24,713	28,678	36,839
Income tax expense	512	2,420	2,629	4,190
Net income	11,627	22,293	26,049	32,649
Less: Net income attributable to non-controlling interests	(16,098)	(20,173)	(33,274)	(37,720)
Net (loss) income attributable to Surgery Partners, Inc.	$(4,471)	$2,120	$(7,225)	$(5,071)

Net (loss) income per share attributable to common stockholders
Basic	$(0.09)	$0.04	$(0.15)	$(0.11)
Diluted (2)	$(0.09)	$0.04	$(0.15)	$(0.11)
Weighted average common shares outstanding
Basic	48,145,729	48,019,652	48,112,909	48,018,228
Diluted (2)	48,145,729	48,129,041	48,112,909	48,018,228

(1) Includes contingent acquisition compensation expense of $1.8 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $3.8 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.
(2) The impact of potentially dilutive securities for the three and six months ended June 30, 2017 and the six months ended June 30, 2016 was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$11,627	$22,293	$26,049	$32,649
Other comprehensive income	—	—	—	—
Comprehensive income	$11,627	$22,293	$26,049	$32,649
Less: Comprehensive income attributable to non-controlling interests	(16,098)	(20,173)	(33,274)	(37,720)
Comprehensive (loss) income attributable to Surgery Partners, Inc.	$(4,471)	$2,120	$(7,225)	$(5,071)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance as of December 31, 2016	48,488,616	$485	$320,543	$(311,351)	$314,997	$324,674
Net (loss) income	—	—	—	(7,225)	26,165	18,940
Issuance of restricted stock, net of forfeitures	354,058	3	(3)	—	—	—
Equity-based compensation	—	—	2,069	—	—	2,069
Cancellation of restricted shares	(32,599)	—	(658)	—	—	(658)
Acquisition and disposal of shares of non-controlling interests, net	—	—	2,389	—	(3,238)	(849)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(28,660)	(28,660)
Balance as of June 30, 2017	48,810,075	$488	$324,340	$(318,576)	$309,264	$315,516

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$26,049	$32,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,525	19,271
Amortization of debt issuance costs and discounts	3,774	3,348
Amortization of unfavorable lease liability	(162)	(216)
Equity-based compensation	2,069	635
Loss on disposal or impairment of long-lived assets, net	1,601	1,125
Loss on debt refinancing	—	8,281
Deferred income taxes	1,894	3,890
Provision for doubtful accounts	11,463	7,417
Income from equity investments, net of distributions received	487	(611)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(5,699)	(25,902)
Other operating assets and liabilities	(7,530)	24,150
Net cash provided by operating activities	56,471	74,037

Cash flows from investing activities:
Purchases of property and equipment, net	(15,102)	(20,350)
Payments for acquisitions, net of cash acquired	(14,163)	(113,017)
Proceeds from divestitures	70	—
Net cash used in investing activities	(29,195)	(133,367)

Cash flows from financing activities:
Principal payments on long-term debt	(113,364)	(424,348)
Borrowings of long-term debt	119,778	525,422
Payments of debt issuance costs	(941)	(12,555)
Lender financing escrow fee	(6,591)	—
Penalty on prepayment of debt	—	(4,900)
Distributions to non-controlling interest holders	(36,841)	(32,362)
(Payments) receipts related to ownership transactions with non-controlling interest holders	(745)	573
Financing lease obligation	(579)	(390)
Other financing activities	(658)	1,556
Net cash (used in) provided by financing activities	(39,941)	52,996
Net decrease in cash and cash equivalents	(12,665)	(6,334)
Cash and cash equivalents at beginning of period	69,699	57,933
Cash and cash equivalents at end of period	$57,034	$51,599
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

1. Organization
Surgery Partners, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), was formed on April 2, 2015, as a holding company for the purpose of facilitating an initial public offering (the “IPO”) of shares of common stock. Prior to September 30, 2015, the Company conducted business through Surgery Center Holdings, Inc. and its subsidiaries. Surgery Center Holdings, LLC was and is the sole indirect owner of the equity interests of Surgery Center Holdings, Inc. and has no other material assets. On October 1, 2015, the Company completed its IPO of 14,285,000 shares of common stock at an offering price of $19.00 per share.
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
On May 9, 2017, the Company entered into a series of transactions pursuant to which the Company agreed (i) to acquire NSH Holdco, Inc. (“NSH”), an owner and operator of surgical facilities, for approximately $760 million through a merger of SP Merger Sub, Inc., a wholly owned subsidiary of the Company, with and into NSH (the “NSH Merger”), pursuant to an Agreement and Plan of Merger, by and among the Company, SP Merger Sub, Inc., NSH, and IPC / NSH, L.P., solely in its capacity as sellers’ representative (as amended by that certain Letter Amendment, dated July 7, 2017, the “NSH Merger Agreement”) and (ii) to issue to BCPE Seminole Holdings LP (“Bain Capital”), an affiliate of Bain Capital Private Equity, up to 320,000 shares of the Company’s preferred stock, par value $0.01 per share, to be created out of the authorized and unissued shares of the Company’s preferred stock and designated as 10.00% Series A Convertible Perpetual Participating Preferred Stock at a purchase price per share of $1,000 (the “Preferred Private Placement”), pursuant to a Securities Purchase Agreement by and among the Company and Bain Capital (the “Preferred Purchase Agreement”). In connection with the NSH Merger and the Preferred Private Placement, on May 9. 2017, the Company also entered into (i) a Stock Purchase Agreement, by and among the Company, H.I.G. Surgery Centers, LLC (“H.I.G.”), the Company’s controlling stockholder, H.I.G. Bayside Debt & LBO Fund II L.P. (for the purposes stated therein) and Bain Capital (the “Common Stock Purchase Agreement”), pursuant to which H.I.G. agreed to sell all of its 26,455,651 shares of the Company’s common stock to Bain Capital at a purchase price per share of $19.00 (together with the NSH Merger and the Preferred Private Placement, the “Transactions”) and (ii) an amendment to that certain Income Tax Receivable Agreement, dated September 30, 2015, by and between the Company, H.I.G. (in its capacity as the Stockholders Representative) and the other parties referred to therein (the “TRA Amendment”). The Transactions have not yet been consummated and the TRA Amendment has not yet become effective. Following the consummation of the Transactions, NSH will be a wholly-owned subsidiary of the Company, and Bain Capital will be the controlling stockholder of the Company.
As of June 30, 2017, the Company owned and operated a national network of surgical facilities and ancillary services in 29 states.  The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. The Company's surgical hospitals provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services.
As of June 30, 2017, the Company owned or operated a portfolio of 103 surgical facilities, comprised of 98 ASCs and five surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 73 of the surgical facilities and consolidated 93 of these facilities for financial reporting purposes. In addition, the Company owned or operated a network of 59 physician practices.
The foregoing description of the Transactions, the NSH Merger Agreement, the Preferred Purchase Agreement, the Common Stock Purchase Agreement and the TRA Amendment do not purport to be complete and is subject to, and qualified in its entirety by, the full text of the respective agreements and any amendments thereto, copies of which are filed as Exhibit 2.1, Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2017. A copy of the amendment to the NSH Merger Agreement is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2017.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

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
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Balance at December 31, 2016	$180,521
Net income attributable to non-controlling interests—redeemable	7,109
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(3,197)
Distributions to non-controlling interest—redeemable holders	(8,181)
Balance at June 30, 2017	$176,252
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification Topic ("ASC") 810, Consolidation. As of June 30, 2017, the variable interest entities include five surgical facilities, three anesthesia practices and three physician practices. At December 31, 2016, the variable interest entities included five surgical facilities, three anesthesia practices and two physician practices. The change is due to a physician practice acquired during the three months ended June 30, 2017. The Company has the power to direct the activities that most significantly impact the variable interest entity's economic performance. Additionally, the Company would absorb the majority of the expected losses of these entities should they occur. As of June 30, 2017 and December 31, 2016, the condensed consolidated balance sheets of the Company included total assets of $93.3 million and $99.5 million, respectively, and total liabilities of $9.5 million and $10.7 million, respectively, related to the Company's variable interest entities.
Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates in the condensed consolidated balance sheets was $34.5 million and $35.0 million as of June 30, 2017 and December 31, 2016, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

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
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

2014 First Lien Credit Agreement, net of debt issuance costs and discount	$909,410	$911,784	$911,120	$917,528
Senior Unsecured Notes due 2021, net of debt issuance costs and discount	$389,095	$387,942	$420,223	$412,189
Senior Unsecured Notes due 2025, net of debt issuance costs	$367,100	$—	$367,100	$—
2014 Revolver Loan	$91,000	$85,000	$91,000	$85,000
The fair values of the 2014 First Lien Credit Agreement and the 2021 Unsecured Notes (in each case, as defined in Note 4, "Long-Term Debt") were based on a Level 2 computation using quoted prices for identical liabilities in inactive markets at June 30, 2017 and December 31, 2016, as applicable. The carrying amounts related to the Company's other long-term debt obligations, including the 2025 Unsecured Notes issued on June 30, 2017 and the 2014 Revolver Loan (in each case, as defined in Note 4, "Long-Term Debt"), approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of June 30, 2017 and December 31, 2016, the fair value of the assets in the SERP were $1.8 million and $1.7 million, respectively, and were included in other long-term assets in the condensed consolidated balance sheets. The Company had a liability related to the SERP of $1.8 million and $1.7 million as of June 30, 2017 and December 31, 2016, respectively, which was included in other long-term liabilities in the condensed consolidated balance sheets.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Patient service revenues:
Surgical facilities revenues	90.5%	90.0%	90.1%	90.6%
Ancillary services revenues	7.9%	7.7%	8.3%	7.2%
	98.4%	97.7%	98.4%	97.8%
Other service revenues:
Optical services revenues	1.0%	1.2%	1.0%	1.3%
Other	0.6%	1.1%	0.6%	0.9%
	1.6%	2.3%	1.6%	2.2%
Total revenues	100.0%	100.0%	100.0%	100.0%

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Patient service revenues. The fee charged for healthcare procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.  However, in several surgical facilities, the Company charges for anesthesia services. Ancillary service revenues include fees for patient visits to the Company's physician practices, pharmacy services and diagnostic tests ordered by physicians. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts from third-party payors, including Medicare and Medicaid.  Changes in estimated contractual adjustments and discounts are recorded in the period of change. During the three and six months ended June 30, 2017, the Company recognized an increase to patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $128,000 and $506,000, respectively.
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Three Months Ended June 30,
	2017		2016
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$140,922	49.6%	$145,211	51.3%
Government	118,381	41.7%	113,971	40.2%
Self-pay	5,760	2.0%	4,766	1.7%
Other (1)	18,771	6.7%	19,263	6.8%
Total patient service revenues	$283,834	100.0%	$283,211	100.0%
Other service revenues:
Optical service revenues	$2,903		$3,395
Other revenues	1,616		3,075
Total net revenues	$288,353		$289,681

	Six Months Ended June 30,
	2017		2016
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$279,925	49.5%	$277,426	50.9%
Government	235,259	41.6%	219,774	40.3%
Self-pay	11,831	2.1%	8,479	1.6%
Other (1)	38,465	6.8%	39,092	7.2%
Total patient service revenues	$565,480	100.0%	$544,771	100.0%
Other service revenues:
Optical service revenues	$5,724		$7,019
Other revenues	3,332		4,965
Total net revenues	$574,536		$556,755
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

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
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of June 30, 2017 and December 31, 2016, the Company had a net third-party Medicaid settlements receivable of $1.1 million and $454,000, respectively.
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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $9.0 million and $7.0 million at June 30, 2017 and December 31, 2016, respectively.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	June 30, 2017	December 31, 2016

Prepaid expenses	$19,178	$11,158
Receivables - optical product purchasing organization	8,964	7,042
Insurance recoveries	2,305	2,476
Other current assets	11,885	11,338
Total	$42,332	$32,014
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

A summary of property and equipment follows (in thousands):

	June 30, 2017	December 31, 2016

Land	$8,082	$8,082
Buildings and improvements	123,106	118,172
Furniture and equipment	16,234	14,670
Computer and software	33,238	29,902
Medical equipment	136,149	117,418
Construction in progress	4,333	2,396
Property and equipment, at cost	321,142	290,640
Less: Accumulated depreciation	(115,398)	(86,387)
Property and equipment, net	$205,744	$204,253
The Company also leases certain facilities and equipment under capital leases. Assets held under capital leases are stated at the present value of minimum lease payments at the inception of the related lease. Such assets are depreciated on a straight-line basis over the lesser of the lease term or the remaining useful life of the leased asset. The carrying values of assets under capital lease were $15.9 million and $15.4 million as of June 30, 2017 and December 31, 2016, respectively, net of accumulated depreciation of $12.6 million and $11.6 million, respectively.
Intangible Assets
The Company has indefinite-lived intangible assets related to the certificates of need held in jurisdictions where certain of its surgical facilities are located. The Company also has finite-lived intangible assets related to physician guarantee agreements, non-compete agreements, management agreements and customer relationships. Physician income guarantees are amortized into salaries and benefits costs in the condensed consolidated statements of operations over the commitment period of the contract, generally three to four years. Non-compete agreements and management rights agreements are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the service lives of the agreements, typically ranging from 2 to 5 years for non-compete agreements and 15 years for the management rights agreements. Customer relationships are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the estimated lives of the relationships, ranging from three to ten years.
A summary of the activity related to intangible assets for the six months ended June 30, 2017 follows (in thousands):

	Physician Income Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Customer Relationships	Other	Total Intangible Assets

Balance at December 31, 2016	$813	$21,290	$16,457	$3,780	$3,704	$1,979	$48,023
Additions	175	—	92	14	—	—	281
Recruitment expense	(284)	—	—	—	—	—	(284)
Amortization	—	(865)	(2,843)	—	(550)	(341)	(4,599)
Balance at June 30, 2017	$704	$20,425	$13,706	$3,794	$3,154	$1,638	$43,421

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries.
A summary of activity related to goodwill for the six months ended June 30, 2017 follows (in thousands):

Balance at December 31, 2016	$1,555,204
Acquisitions	13,137
Divestitures	(175)
Purchase price adjustments	1,242
Balance at June 30, 2017	$1,569,408
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
Restricted Invested Assets
Restricted invested assets of $315,000 as of both June 30, 2017 and December 31, 2016 were related to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility. In accordance with the provisions of the lease agreement, the Company has a deposit with the landlord that shall be held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	June 30, 2017	December 31, 2016

Notes receivable	$817	$716
Deposits	3,284	4,196
Assets of SERP	1,834	1,725
Debt issuance costs	1,199	1,488
Insurance recoverable	6,835	6,835
Other	1,665	1,475
Total	$15,634	$16,435
Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	June 30, 2017	December 31, 2016

Interest payable	$11,771	$19,206
Current taxes payable	3,408	2,622
Insurance liabilities	6,814	6,625
Amounts due to patients and payors	14,660	12,221
Tax receivable agreement liability	999	999
Contingent acquisition compensation liability	6,555	4,589
Other accrued expenses	28,258	22,731
Total	$72,465	$68,993

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	June 30, 2017	December 31, 2016

Facility lease obligations	$51,904	$52,653
Medical malpractice liability	10,453	10,453
Liability of SERP	1,834	1,725
Unfavorable lease liability	1,509	1,671
Other long-term liabilities	10,401	9,764
Total	$76,101	$76,266
The Company has facility lease obligations in connection with the surgical hospital located in Idaho Falls, Idaho and with a radiation oncology building at this facility. The obligation is payable to the lessor of this facility for the land, building and improvements. The current portion of the lease obligation was $1.3 million and $1.1 million at June 30, 2017 and December 31, 2016, respectively, and was included in other current liabilities in the condensed consolidated balance sheets. The long-term portion of the lease obligation, included in the table above, was $48.3 million and $48.9 million at June 30, 2017 and December 31, 2016, respectively.
Additionally, the Company has a facility lease obligation in connection with a surgical facility in Ocala, Florida payable to the lessor of this facility for the building. The current portion of the lease obligation was $189,000 and $182,000 at June 30, 2017 and December 31, 2016, respectively, and was included in other current liabilities in the condensed consolidated balance sheets. The long-term portion of the facility lease obligation, included in the table above, was $3.6 million and $3.7 million at June 30, 2017 and December 31, 2016, respectively.
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
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of June 30, 2017 and December 31, 2016 are $13.5 million and $13.8 million, respectively. The balance includes expected insurance recoveries of $9.1 million and $9.3 million as of June 30, 2017 and December 31, 2016, respectively.
Income Taxes and Tax Receivable Agreement
The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If a net operating loss carryforward exists, the Company makes a determination as to whether that net operating loss ("NOL") carryforward will be utilized in the future. A valuation allowance is established for certain net operating loss carryforwards when their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to adjust its deferred tax valuation allowances.
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2013 or state income tax examinations for years prior to 2012.
As part of the Reorganization that was effective September 30, 2015, the Company entered into a Tax Receivable Agreement (“TRA”), the terms of which required the Company to pay to its stockholders as of immediately prior to the IPO 85% of the cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes, including NOLs, capital losses, charitable deductions, alternative minimum tax credit carryforwards and federal and state tax credits of Surgery Partners, Inc. and its affiliates relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of the relevant entity closes on the date of the Reorganization) that are or become available to the Company and its wholly-owned subsidiaries as a result of the Reorganization, and (ii) tax benefits attributable to payments made under the TRA, together with interest accrued at a rate of LIBOR plus 300 basis points from the date the applicable tax return is due (without extension) until paid.
As described in Note 1, "Organization," on May 9, 2017, the Company entered into the TRA Amendment. The TRA Amendment, which will become effective immediately prior to (but contingent upon) the consummation of the NSH Merger, provides for a fixed payment schedule.
Prior to the effectiveness of the TRA Amendment, the amounts payable under the TRA vary depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. in the future. The Company estimates the total amounts payable would be approximately $123.4 million, if the tax benefits of related deferred tax assets are ultimately realized. The amounts payable were recognized during 2015 in conjunction with the release of the Company's valuation allowance recorded against the deferred tax assets.
After the effectiveness of the TRA Amendment, the amounts payable will be related to the projected tax savings to be realized by the Company over the next five years and are not dependent on actual savings. The Company estimates that the total amounts payable under the TRA, as amended, may be as high as $120.5 million.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," along with subsequent amendments, updates and an extension of the effective date (collectively the “New Revenue Standard”), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This five-step process will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. Additionally, and among other provisions, the New Revenue Standard requires expanded quantitative and qualitative disclosures, including disclosure about the nature, amount, timing and uncertainty of revenue. The provisions of the New Revenue Standard are effective for annual periods beginning after December 15, 2017, including interim periods within those years by applying either the full retrospective method or the modified retrospective approach upon adoption. The Company will adopt this ASU on January 1, 2018. Upon the continued evaluation of the New Revenue Standard, the Company currently plans to adopt using the modified retrospective method, including providing all requisite disclosures under such method.
In preparation for the adoption of the New Revenue Standard, the Company continues to evaluate and refine its estimates of the anticipated impacts the New Revenue Standard will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework. Specifically, the Company is continuing to evaluate its accounting policies and internal controls under the New Revenue Standard, as well as analyzing all of the potential effects of the New Revenue Standard, particularly with respect to non-patient service revenue sources. Upon further evaluation, the Company anticipates that the majority of its provision for doubtful accounts will continue to be recognized as an operating expense rather than as a direct reduction to revenues, given the Company’s practice of assessing a patient’s ability to pay prior to or on the date of providing healthcare services.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

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
2017 Transactions
During the six months ended June 30, 2017, the Company completed acquisitions in existing markets of three physician practices for a combined purchase price of $14.2 million. The acquisitions were funded through cash from operations and proceeds from the Revolver (as defined in Note 4, "Long-Term Debt").

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

The aggregate amounts preliminarily recognized as of the acquisition date for each major class of assets and liabilities assumed in the acquisitions closed during the six months ended June 30, 2017 are as follows:

Cash consideration	$14,163
Fair value of non-controlling interests	105
Aggregate fair value of acquisitions	14,268
Net assets acquired:
Accounts receivable	871
Other current assets	18
Property and equipment	622
Intangible assets	92
Accounts payable	(99)
Other current liabilities	(187)
Long-term debt	(186)
Net assets acquired	1,131
Excess of fair value over identifiable net assets acquired	13,137
The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition.
4. Long-Term Debt
A summary of long-term debt follows (in thousands):

	June 30, 2017	December 31, 2016

2014 Revolver Loan	$91,000	$85,000
2014 First Lien Credit Agreement	927,250	932,000
Senior Unsecured Notes due 2021	400,000	400,000
Senior Unsecured Notes due 2025	370,000	—
Subordinated Notes	1,000	1,000
Notes payable and secured loans	52,793	42,521
Capital lease obligations	14,787	13,996
Less: unamortized debt issuance costs and discount	(31,646)	(32,274)
Total debt	1,825,184	1,442,243
Less: Current maturities	29,919	27,822
Total long-term debt	$1,795,265	$1,414,421
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
The Company has the option of classifying borrowings under the Revolver as either Alternate Base Rate ("ABR") loans or Eurodollar ("ED") loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%. In addition to the base rate, the Company is required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period. In addition to the base rate, the Company is required to pay a 4.25% margin for ED loans. The Company must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver. As of June 30, 2017, the Company's availability on the Revolver was $55.9 million (including outstanding letters of credit of $3.1 million).

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

The 2014 First Lien Credit Agreement governs the Revolver and contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. It additionally includes the requirement that, if triggered, the Company maintain a net leverage ratio within a specified range. As of June 30, 2017, the Company was in compliance with the covenants contained in the 2014 First Lien Credit Agreement.
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
The Company has the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, the Company is required to pay a 2.75% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, the Company is required to pay a 3.75% margin for ED loans. Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, the Company is required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of June 30, 2017.
The 2014 First Lien Credit Agreement governs the 2014 First Lien and contains various covenants that include limitations on the Company's indebtedness, liens, acquisitions and investments. As of June 30, 2017, the Company was in compliance with the covenants contained in the 2014 First Lien Credit Agreement. The 2014 First Lien is collateralized by substantially all of the assets of the Company.
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement (“2014 Second Lien”), entered into on November 3, 2014, was prepaid in full on March 31, 2016. The 2014 Second Lien was a senior secured obligation of Surgery Center Holdings, Inc. and was guaranteed on a senior secured basis by the Company and certain of its subsidiaries. On March 31, 2016, the Company repaid the remaining principal of the 2014 Second Lien of $252.8 million with the proceeds of the issuance of the 2021 Unsecured Notes, defined below, of which $1.3 million was accrued interest. In connection with the prepayment, the Company incurred a loss on the extinguishment of debt of $8.3 million which included the write-off of loan costs and the original issue discount and a prepayment penalty for the six months ended June 30, 2016.
Senior Unsecured Notes due 2021
Effective March 31, 2016, one of the Company's subsidiaries, Surgery Center Holdings, Inc., issued $400.0 million in gross proceeds of senior unsecured notes due April 15, 2021 (the "2021 Unsecured Notes"). The 2021 Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year. The 2021 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly owned restricted subsidiaries that guarantees the Revolver and the 2014 First Lien (subject to certain exceptions).
The Company may redeem up to 35% of the aggregate principal amount of the 2021 Unsecured Notes, at any time before April 15, 2018, with the net cash proceeds of certain equity offerings at a redemption price equal to 108.875% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption, provided that at least 50% of the aggregate principal amount of the 2021 Unsecured Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of any such qualified equity offering.
The Company may redeem the 2021 Unsecured Notes, in whole or in part, at any time prior to April 15, 2018 at a price equal to 100.000% of the principal amount to be redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company may redeem the 2021 Unsecured Notes, in whole or in part, at any time on or after April 15, 2018, at the redemption prices set forth below (expressed as a percentage of the principal amount to be redeemed), plus accrued and unpaid interest, if any, to the date of redemption:

April 15, 2018 to April 14, 2019	106.656%
April 15, 2019 to April 14, 2020	104.438%
April 15, 2020 and thereafter	100.000%
If Surgery Center Holdings, Inc., experiences a change in control under certain circumstances, it must offer to purchase the notes at a purchase price equal to 101.000% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

The 2021 Unsecured Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
In connection with the offering of the 2021 Unsecured Notes, the Company recorded debt issuance costs of $8.4 million.
Senior Unsecured Notes due 2025
Effective June 30, 2017, SP Finco, LLC, a wholly owned subsidiary of Surgery Center Holdings, Inc., issued $370.0 million in gross proceeds of senior unsecured notes due July 1, 2025 (the "2025 Unsecured Notes"), which gross proceeds were deposited in an escrow account (the “Escrow Account”) established at Wilmington Trust, National Association (in such capacity, the “Escrow Agent”) in the name of the trustee under the indenture governing the 2025 Unsecured Notes (the “2025 Unsecured Notes Indenture”) on behalf of the holders of the 2025 Unsecured Notes. The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2018. The 2025 Unsecured Notes are a senior unsecured obligation of SP Finco, LLC.
In connection with the closing of the NSH Merger and the release of the proceeds from the Escrow Account (the “Escrow Release”), SP Finco, LLC will be merged with and into Surgery Center Holdings, Inc., with Surgery Center Holdings, Inc. surviving such merger (the “Initial Issuer Merger”) and assuming the rights and obligations of SP Finco, LLC under the 2025 Unsecured Notes and the 2025 Unsecured Notes Indenture by operation of law. From and after the release of the proceeds from the Escrow Account, the Initial Issuer Merger and the consummation of the NSH Merger, the 2025 Unsecured Notes will be guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.’s domestic wholly owned restricted subsidiaries that guarantees Surgery Center Holdings, Inc.’s senior secured credit facilities (subject to certain exceptions).
At June 30, 2017, the Company included the escrowed proceeds as a long-term asset in its condensed consolidated balance sheets.
The Company may redeem up to 40% of the aggregate principal amount of the 2025 Unsecured Notes at any time prior to July 1, 2020, with the net cash proceeds of certain equity issuances at a redemption price equal to 106.750% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption, provided that at least 50% of the aggregate principal amount of the 2025 Unsecured Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of the applicable equity offering.
The Company may redeem the 2025 Unsecured Notes, in whole or in part, at any time prior to July 1, 2020, at a price equal to 100.000% of the principal amount to be redeemed plus the applicable premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company may redeem the 2025 Unsecured Notes, in whole or in part, at any time on or after July 1, 2020, at the redemption prices set forth below (expressed as a percentage of the principal amount to be redeemed), plus accrued and unpaid interest, if any, to, but excluding, the date of redemption:

July 1, 2020 to June 30, 2021	103.375%
July 1, 2021 to June 30, 2022	101.688%
July 1, 2022 and thereafter	100.000%
If the NSH Merger does not occur on or prior to the applicable date set forth in the 2025 Unsecured Notes Indenture or, if earlier, the Company notifies the Escrow Agent that the NSH Merger will not be closed, then SP Finco, LLC will be required to redeem the 2025 Unsecured Notes within three business days at a price equal to 100.000% of the initial issue price of the 2025 Unsecured Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of such redemption.
If Surgery Center Holdings, Inc. experiences a change in control under certain circumstances, it must offer to purchase the 2025 Unsecured Notes at a purchase price equal to 101.000% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
The 2025 Unsecured Notes contain customary affirmative and negative covenants, which, upon consummation of the Initial Issuer Merger, among other things, will limit the Company’s ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
In connection with the offering of the 2025 Unsecured Notes, the Company recorded debt issuance costs of $2.9 million.
Subordinated Notes
As of June 30, 2017, the Company had a subordinated debt facility ("Subordinated Notes") of $1.0 million. The Subordinated Notes, owed to H.I.G. Surgery Centers, LLC, had a maturity date of August 4, 2017 and had the interest rate of 17.00% per annum. As described in Note 8, "Subsequent Events," on August 3, 2017 the Company redeemed the Subordinated Notes, in whole, at a price equal 100% of the $1.0 million principal amount redeemed, plus accrued and unpaid interest.
Notes Payable and Secured Loans
Certain of the Company’s subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At June 30, 2017, the Company was in compliance with its covenants contained in the credit agreement. The Company and its subsidiaries had notes payable to financial institutions of $52.8 million and $42.5 million as of June 30, 2017 and December 31, 2016, respectively. The Company and its subsidiaries also provide a corporate guarantee of certain indebtedness of the Company’s subsidiaries.
Capital Lease Obligations
The Company is liable to various vendors for several equipment leases classified as capital leases. The carrying value of the leased assets was $15.9 million and $15.4 million as of June 30, 2017 and December 31, 2016, respectively.
5. Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with ASC 260, Earnings Per Share, based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Numerator:
Net (loss) income attributable to Surgery Partners, Inc.	$(4,471)	$2,120	$(7,225)	$(5,071)

Denominator:
Weighted average shares outstanding- basic	48,145,729	48,019,652	48,112,909	48,018,228
Effect of dilutive securities (1)	—	109,389	—	—
Weighted average shares outstanding- diluted	48,145,729	48,129,041	48,112,909	48,018,228

(Loss) earnings per share:
Basic	$(0.09)	$0.04	$(0.15)	$(0.11)
Diluted (1)	$(0.09)	$0.04	$(0.15)	$(0.11)

Dilutive securities outstanding not included in the computation of (loss) earnings per share as their effect is antidilutive:
Stock options	1,312	—	1,056	—
Restricted shares	209,858	—	188,342	100,560
(1) The impact of potentially dilutive securities for the three and six months ended June 30, 2017 and the six months ended June 30, 2016 was not considered because the effect would be anti-dilutive in those periods.
6. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through third party commercial insurance carriers in amounts that management believes is sufficient for the Company's operations, although, potentially, some claims may exceed the scope of coverage in effect. The professional and general insurance coverage is on a claims-made basis. Workers' compensation insurance is on an occurrence basis. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that would have a material adverse effect on the Company's business, financial position, results of operations or liquidity.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Laws and Regulations
Laws and regulations governing the Company's business, including those relating to the Medicare and Medicaid programs, are complex and subject to interpretation. These laws and regulations govern every aspect of how the Company's surgical facilities conduct their operations, from licensing requirements to how and whether the Company's facilities may receive payments pursuant to the Medicare and Medicaid programs. Compliance with such laws and regulations can be subject to future government agency review and interpretation as well as legislative changes to such laws. Noncompliance with such laws and regulations may subject the Company to significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs. From time to time, governmental regulatory agencies will conduct inquiries of the Company's practices, including, but not limited to, the Company's compliance with federal and state fraud and abuse laws, billing practices and relationships with physicians. It is the Company's current practice and future intent to cooperate fully with such inquiries. The Company is not aware of any such inquiry that would have a material adverse effect on the Company's business, financial position, results of operations or liquidity.
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
Contingent Consideration
Pursuant to a purchase agreement dated December 24, 2009 (“the Purchase Agreement”), the Company acquired controlling interests in 36 business entities in various Florida locations which operate freestanding ASCs and provided anesthesia and pain management services (“the 2009 Acquisition”). The Purchase Agreement provided for maximum potential contingent consideration of up to $10.0 million based on operating results subsequent to the acquisition for the period from January 1, 2010 to December 31, 2010. Pursuant to the Purchase Agreement, the contingent consideration is payable as principal under a Subordinated Promissory Note, the form of which was delivered concurrent with the Purchase Agreement. The balance has remained outstanding due to ongoing litigation as a result of a civil claim. The Company has made indemnification claims against the Seller exceeding the amount of the contingent consideration liability, which the Company has a contractual right of offset against. Based on a court order in December 2016, the Company removed the contingent consideration liability on its consolidated balance sheets at December 31, 2016. On April 20, 2017, a settlement was reached between the two parties resulting in the Company receiving $3.9 million of which $2.7 million was paid from the escrow funds set up at the time of purchase and $1.2 million was paid by the seller. During the second quarter the Company recorded a gain on litigation settlement of $3.8 million for the settlement amount, net of legal costs.
In connection with an acquisition during the three months ended June 30, 2016, pursuant to the purchase agreement, the Company must pay consideration to the prior owners of the applicable facility should the requirements for continuing employment agreed to in the purchase agreement be met. As of June 30, 2017, the Company estimates it may have to pay $15.7 million in future contingent acquisition compensation expense over the remaining performance periods. The contingent acquisition compensation expense is recognized as a component of general and administrative expense in the condensed consolidated statements of operations and was $1.8 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively and $3.8 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

7. Segment Reporting
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
Adjusted EBITDA is the primary profit/loss metric reviewed by the CODM in making key business decisions and on allocation of resources. The segment disclosures below provide a reconciliation from adjusted EBITDA back to net income in the reported condensed consolidated financial information.
The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Surgical facility services	$262,810	$263,783	$520,960	$509,453
Ancillary services	22,640	22,503	47,852	40,283
Optical services	2,903	3,395	5,724	7,019
Total revenues	$288,353	$289,681	$574,536	$556,755

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment Adjusted EBITDA:
Surgical facility services	$49,946	$54,311	$98,187	$99,971
Ancillary services	429	3,068	4,211	6,568
Optical services	883	849	1,659	1,728
Total segment adjusted EBITDA (1)	$51,258	$58,228	$104,057	$108,267

General and administrative expenses	$(18,655)	$(15,023)	$(34,196)	$(27,220)
Non-cash stock compensation expense	1,435	502	2,069	635
Contingent acquisition compensation expense	1,814	1,530	3,847	1,530
Acquisition related costs	1,203	795	1,385	1,245
Total adjusted EBITDA (1)	37,055	46,032	77,162	84,457

Net income attributable to non-controlling interests	16,098	20,173	33,274	37,720
Depreciation and amortization	(11,417)	(9,702)	(22,525)	(19,271)
Interest expense, net	(25,600)	(26,235)	(50,782)	(48,388)
Income tax expense	(512)	(2,420)	(2,629)	(4,190)
Non-cash stock compensation expense	(1,435)	(502)	(2,069)	(635)
Contingent acquisition compensation expense	(1,814)	(1,530)	(3,847)	(1,530)
Merger transaction, integration and practice acquisition costs (2)	(4,137)	(2,192)	(4,728)	(6,108)
Gain on litigation settlement	3,794	—	3,794	—
Loss on disposal or impairment of long-lived assets, net	(405)	(1,331)	(1,601)	(1,125)
Loss on debt refinancing	—	—	—	(8,281)
Total net income	$11,627	$22,293	$26,049	$32,649

(1) The above table reconciles adjusted EBITDA by segment to net income as reflected in the unaudited condensed consolidated statements of operations.
When the Company uses the term “Adjusted EBITDA,” it is referring to net income minus (a) net income attributable to non-controlling interests plus (b) depreciation and amortization, (c) interest expense, net, (d) income tax expense, (e) non-cash stock compensation expense, (f) contingent acquisition compensation expense, (g) merger transaction, integration and practice acquisition costs, (h) gain on litigation settlement, (i) loss on disposal or impairment of long-lived assets and (j) loss on debt

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

refinancing. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that the Company consolidates for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring its partnerships with individual market dynamics driving the structure. The Company believes that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors the Company's portion of Adjusted EBITDA generated by its surgical facilities and other operations.
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
(2) This amount includes merger transaction and integration costs of $2.9 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and practice acquisition costs of $1.2 million and $867,000 for the three months ended June 30, 2017 and 2016, respectively.
This amount includes merger transaction and integration costs of $3.2 million and $4.5 million for the six months ended June 30, 2017 and 2016, respectively, and practice acquisition costs of $1.5 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively.

	June 30, 2017	December 31, 2016
Assets:
Surgical facility services	$1,912,913	$1,914,842
Ancillary services	185,195	184,002
Optical services	23,604	22,478
Total	2,121,712	2,121,322

General and administrative	$549,775	$183,636
Total assets	$2,671,487	$2,304,958

	Six Months Ended June 30,
	2017	2016
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$11,266	$14,745
Ancillary services	1,740	2,951
Optical services	68	96
Total	$13,074	$17,792

General and administrative	$2,028	$2,558
Total cash purchases of property and equipment, net	$15,102	$20,350
8. Subsequent Events
On August 3, 2017 the Company redeemed the Subordinated Notes (as defined in Note 4, "Long-Term Debt"), in whole, at a price equal 100% of the $1.0 million principal amount redeemed, plus accrued and unpaid interest.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements. Unless otherwise indicated or the context otherwise requires, references herein to the “Company”, “Surgery Partners”, “we”, “us” and “our” refer to, (i) Surgery Center Holdings, LLC and its consolidated subsidiaries, including Surgery Center Holdings, Inc., immediately prior to the Reorganization and (ii) Surgery Partners, Inc. and its consolidated subsidiaries, including Surgery Center Holdings, LLC and Surgery Center Holdings, Inc., immediately following the Reorganization. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Center Holdings, LLC and Surgery Partners, Inc., as applicable, and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, and the term “employees” refers to employees of affiliates of Surgery Partners.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, as well as our expectations regarding the Transactions, the benefits of the Transactions, the anticipated timing of the Transactions, the expected closing of the Transactions and the actions contingent thereon, the performance of our business and other non-historical statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation: (i) reductions in payments from government healthcare programs and managed care organizations; (ii) inability to contract with private third-party payors; (iii) changes in our payor mix or surgical case mix; (iv) failure to maintain relationships with our physicians; (v) payor controls designed to reduce the number of surgical procedures; (vi) inability to integrate operations of acquired surgical facilities, attract new physician partners, or acquire additional surgical facilities; (vii) shortages or quality control issues with surgery-related products, equipment and medical supplies; (viii) competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; (ix) inability to enforce non-compete restrictions against our physicians; (x) material liabilities incurred as a result of acquiring surgical facilities; (xi) litigation or medical malpractice claims; (xii) changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; (xiii) substantial payments we expect to be required to make under the TRA; (xiv) the risk that the regulatory approvals required for the Transactions are not obtained; (xv) the risk that other conditions to the consummation of the Transactions are not satisfied; (xvi) the occurrence of any event, change or other circumstance that could give rise to unexpected liabilities, delays or the termination of any or all of the Transactions; and (xvii) other risks and uncertainties described in this report, including under the heading “Risk Factors,” and discussed from time to time in the Company's reports filed with the SEC.
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
Executive Overview
As of August 9, 2017, we owned and operated a national network of surgical facilities, physician practices and a suite of ancillary services in 29 states. Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. Our surgical hospitals provide services, such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Our portfolio of outpatient surgical facilities is complemented by our suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. These ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services. As a result, we believe we are well positioned to benefit from rising consumerism and payors’ and patients’ focus on the delivery of high quality care and superior clinical outcomes in the lowest cost and care setting.
As of August 9, 2017, we owned or operated, primarily in partnership with physicians, a portfolio of 103 surgical facilities comprised of 98 ASCs and five surgical hospitals across 29 states. We owned a majority interest in 73 of the surgical facilities and consolidated 93 of these facilities for financial reporting purposes. In addition to surgical facilities, we owned or operated a network of 59 physician practices as of August 9, 2017. For the six months ended June 30, 2017, approximately 221,000 surgical procedures were performed in our surgical facilities, generating approximately $521.0 million in revenue.
As described in Note 1 of our condensed consolidated financial statements included previously in this report, on May 9, 2017, we entered into a series of transactions pursuant to which we agreed (i) to acquire NSH Holdco, Inc. (“NSH”), an owner and operator of surgical facilities, for approximately $760 million through a merger of SP Merger Sub, Inc., a wholly owned subsidiary of the Company, with and into NSH (the

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

“NSH Merger”), pursuant to an Agreement and Plan of Merger, by and among the Company, SP Merger Sub, Inc., NSH, and IPC / NSH, L.P., solely in its capacity as sellers’ representative (as amended by that certain Letter Amendment, dated July 7, 2017, the “NSH Merger Agreement”) and (ii) to issue to BCPE Seminole Holdings LP (“Bain Capital”), an affiliate of Bain Capital Private Equity, up to 320,000 shares of our preferred stock, par value $0.01 per share, to be created out of the authorized and unissued shares of our preferred stock and designated as 10.00% Series A Convertible Perpetual Participating Preferred Stock at a purchase price per share of $1,000 (the “Preferred Private Placement”), pursuant to a Securities Purchase Agreement by and among the Company and Bain Capital. In connection with the NSH Merger and the Preferred Private Placement, on May 9, 2017, we also entered into (i) a Stock Purchase Agreement, by and among the Company, H.I.G. Surgery Centers, LLC (“H.I.G.”), our controlling stockholder, H.I.G. Bayside Debt & LBO Fund II L.P. (for the purposes stated therein) and Bain Capital, pursuant to which H.I.G. agreed to sell all of its 26,455,651 shares of our common stock to Bain Capital at a purchase price per share of $19.00 (together with the NSH Merger and the Preferred Private Placement, the “Transactions”) and (ii) an amendment to that certain Income Tax Receivable Agreement, dated September 30, 2015, by and between the Company, H.I.G. (in its capacity as the Stockholders Representative) and the other parties referred to therein (the “TRA Amendment”). The Transactions have not yet been consummated, and the TRA Amendment has not yet become effective. Following the consummation of the Transactions, NSH will be a wholly-owned subsidiary of the Company, and Bain Capital will be our controlling stockholder. In addition to the planned acquisition of NSH, we continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the six months ended June 30, 2017, we completed acquisitions of three physician practices in existing markets, for an aggregate investment of $14.2 million.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Patient service revenues:
Surgical facilities revenues	90.5%	90.0%	90.1%	90.6%
Ancillary services revenues	7.9%	7.7%	8.3%	7.2%
	98.4%	97.7%	98.4%	97.8%
Other service revenues:
Optical services revenues	1.0%	1.2%	1.0%	1.3%
Other	0.6%	1.1%	0.6%	0.9%
	1.6%	2.3%	1.6%	2.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Private insurance payors	49.6%	51.3%	49.5%	50.9%
Government payors	41.7%	40.2%	41.6%	40.3%
Self-pay payors	2.0%	1.7%	2.1%	1.6%
Other payors (1)	6.7%	6.8%	6.8%	7.2%
Total	100.0%	100.0%	100.0%	100.0%
(1) Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Gastrointestinal	23.7%	22.3%	23.4%	21.9%
General surgery	2.3%	2.4%	2.3%	2.4%
Ophthalmology	28.8%	29.8%	28.6%	29.8%
Orthopedic and pain management	32.7%	31.6%	33.2%	31.6%
Other	12.5%	13.9%	12.5%	14.3%
Total	100.0%	100.0%	100.0%	100.0%
Case Growth
Same-facility Information
Same-facility revenues include revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior period) along with the revenues from our ancillary services comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services that complement our surgical facilities in our existing markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cases	$112,314	$111,818	$218,300	$215,530
Case growth	0.4%	N/A	1.3%	N/A
Revenue per case	$2,640	$2,600	$2,663	$2,569
Revenue per case growth	1.5%	N/A	3.7%	N/A
Number of facilities	93	N/A	92	N/A
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

Adjusted EBITDA is the primary profit/loss metric reviewed by the CODM in making key business decisions and on allocation of resources. We have provided a reconciliation from adjusted EBITDA back to net income in the reported condensed consolidated financial information.
The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Surgical facility services	$262,810	$263,783	$520,960	$509,453
Ancillary services	22,640	22,503	47,852	40,283
Optical services	2,903	3,395	5,724	7,019
Total revenues	$288,353	$289,681	$574,536	$556,755

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment Adjusted EBITDA:
Surgical facility services	$49,946	$54,311	$98,187	$99,971
Ancillary services	429	3,068	4,211	6,568
Optical services	883	849	1,659	1,728
Total segment adjusted EBITDA (1)	$51,258	$58,228	$104,057	$108,267

General and administrative expenses	$(18,655)	$(15,023)	$(34,196)	$(27,220)
Non-cash stock compensation expense	1,435	502	2,069	635
Contingent acquisition compensation expense	1,814	1,530	3,847	1,530
Acquisition related costs	1,203	795	1,385	1,245
Total adjusted EBITDA (1)	37,055	46,032	77,162	84,457

Net income attributable to non-controlling interests	16,098	20,173	33,274	37,720
Depreciation and amortization	(11,417)	(9,702)	(22,525)	(19,271)
Interest expense, net	(25,600)	(26,235)	(50,782)	(48,388)
Income tax expense	(512)	(2,420)	(2,629)	(4,190)
Non-cash stock compensation expense	(1,435)	(502)	(2,069)	(635)
Contingent acquisition compensation expense	(1,814)	(1,530)	(3,847)	(1,530)
Merger transaction, integration and practice acquisition costs (2)	(4,137)	(2,192)	(4,728)	(6,108)
Gain on litigation settlement	3,794	—	3,794	—
Loss on disposal or impairment of long-lived assets, net	(405)	(1,331)	(1,601)	(1,125)
Loss on debt refinancing	—	—	—	(8,281)
Total net income	$11,627	$22,293	$26,049	$32,649

(1) The above table reconciles adjusted EBITDA by segment to net income as reflected in the unaudited condensed consolidated statements of operations.
When we use the term “Adjusted EBITDA,” it is referring to net income minus (a) net income attributable to non-controlling interests plus (b) depreciation and amortization, (c) interest expense, net, (d) income tax expense, (e) non-cash stock compensation expense, (f) contingent acquisition compensation expense, (g) merger transaction, integration and practice acquisition costs, (h) gain on litigation settlement, (i) loss on disposal or impairment of long-lived assets and (j) loss on debt refinancing. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring its partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of Adjusted EBITDA generated by our surgical facilities and other operations.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
(2) This amount includes merger transaction and integration costs of $2.9 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and practice acquisition costs of $1.2 million and $867,000 for the three months ended June 30, 2017 and 2016, respectively.
This amount includes merger transaction and integration costs of $3.2 million and $4.5 million for the six months ended June 30, 2017 and 2016, respectively, and practice acquisition costs of $1.5 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively.

	June 30, 2017	December 31, 2016
Assets:
Surgical facility services	1,912,913	1,914,842
Ancillary services	185,195	184,002
Optical services	23,604	22,478
Total	2,121,712	2,121,322

General and administrative	549,775	183,636
Total assets	2,671,487	2,304,958

	Six Months Ended June 30,
	2017	2016
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$11,266	$14,745
Ancillary services	1,740	2,951
Optical services	68	96
Total	$13,074	$17,792

General and administrative	$2,028	$2,558
Total cash purchases of property and equipment, net	$15,102	$20,350
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
We hold less than a majority economic interest in five surgical facilities, three anesthesia practices and three physician practices over which we exercise controlling influence. Controlling influence includes financial interests, duties, rights and responsibilities for the day-to-day management of the entity. We also consider the relevant sections of the Accounting Standard Codification ("ASC") 810, Consolidation,

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. As we were the primary beneficiary, we consolidated the above 11 entities at June 30, 2017.
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
We estimate our allowances for doubtful accounts using similar information and analysis. While we believe that our allowances for contractual adjustments and doubtful accounts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations. Because in most cases we have the ability to verify a patient’s insurance coverage before services are rendered, and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal. Our net accounts receivable reflected allowances for doubtful accounts of $31.5 million and $29.9 million at June 30, 2017 and December 31, 2016, respectively.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 68 days for the six months ended June 30, 2017 and 70 days for the year ended December 31, 2016.
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
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay payors as a percentage of total revenues were approximately 2.1% and 1.5% for the six months ended June 30, 2017 and 2016, respectively.
Income Taxes and Tax Receivable Agreement
We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If a net operating loss ("NOL") carryforward exists, we make a determination as to whether that NOL carryforward will be utilized in the future. A valuation allowance will be established for certain NOL carryforwards and other deferred tax assets where their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets is based upon estimates and assumptions related to our ability to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.
As of June 30, 2017, we maintained a valuation allowance against certain state NOLs and capital losses for which we believe it is more likely than not that they will not be realized. On a quarterly basis, we continue to monitor results. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
For the six months ended June 30, 2017, we recorded income tax expense at a rate of approximately 9.2% of income before income taxes.  As a percentage of income before income taxes, we expect the tax rate to remain relatively constant throughout the year. As a percentage of net income after income attributable to non-controlling interests, we expect the tax rate for the year to be between 41% and 42%. Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50.0% of a corporation’s “stock” by its “5-percent shareholders” (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. As a result of the Symbion acquisition, approximately $179 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the NovaMed acquisition, approximately $17 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. We expect the sale of H.I.G.'s shares to Bain Capital in connection with the Transactions, if consummated, will result in an ownership change as defined in Section 382. In such an event, we will not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. At this time, we do not believe these limitations, when combined with amounts allowable due to net unrecognized built in gains, will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.
As part of the Reorganization that was effective September 30, 2015, we entered into a Tax Receivable Agreement (“TRA”) under which generally we are required to pay to our stockholders as of immediately prior to the IPO 85% of the cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes, including NOLs, capital losses, charitable deductions, alternative minimum tax credit carryforwards and federal and state tax credits of Surgery Partners, Inc. and its affiliates relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of the relevant entity closes on the date of the Reorganization) that are or become available to us and our wholly-owned subsidiaries as a result of the Reorganization, and (ii) tax benefits attributable to payments made under the TRA, together with interest accrued at a rate of LIBOR plus 300 basis points from the date the applicable tax return is due (without extension) until paid.
As described in Note 1 of our condensed consolidated financial statements included previously in this report, on May 9, 2017, we entered into the TRA Amendment. The TRA Amendment, which will become effective immediately prior to (but contingent upon) the consummation of the NSH Merger, provides for a fixed payment schedule. After the effectiveness of the TRA Amendment, the amounts payable pursuant to the TRA (as amended by the TRA Amendment) will be related to the projected tax savings we are to realize over the next five years and are not dependent on actual tax savings. We estimate that the total amounts payable under the TRA, as amended, may be as high as $120.5 million. Prior to the effectiveness of the TRA Amendment and the consummation of the Transactions, we estimate the total amounts payable under the TRA to be approximately $123.4 million as of both June 30, 2017 and December 31, 2016.
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
Off-Balance Sheet Arrangements
From time to time, we guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest. In most instances of these guarantees, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing. At June 30, 2017, we did not guarantee any debt of our non-consolidated surgical facilities.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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
Results of Operations
The following tables summarize certain results from the statements of operations for the three and six months ended June 30, 2017 and 2016. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$288,353	100.0%	$289,681	100.0%
Operating expenses:
Cost of revenues	216,452	75.1%	208,852	72.1%
General and administrative expenses (1)	18,655	6.5%	15,023	5.2%
Depreciation and amortization	11,417	4.0%	9,702	3.3%
Provision for doubtful accounts	5,788	2.0%	3,544	1.2%
Income from equity investments	(1,052)	(0.4)%	(1,082)	(0.4)%
Loss on disposal or impairment of long-lived assets, net	405	0.1%	1,331	0.5%
Gain on litigation settlement	(3,794)	(1.3)%	—	—%
Merger transaction and integration costs	2,904	1.0%	1,325	0.5%
Electronic health records incentive income	(161)	(0.1)%	(2)	—%
Other expense	—	—%	40	—%
Total operating expenses	250,614	86.9%	238,733	82.4%
Operating income	37,739	13.1%	50,948	17.6%
Interest expense, net	(25,600)	(8.9)%	(26,235)	(9.1)%
Income before income taxes	12,139	4.2%	24,713	8.5%
Income tax expense	512	0.2%	2,420	0.8%
Net income	11,627	4.0%	22,293	7.7%
Less: Net income attributable to non-controlling interests	(16,098)	(5.6)%	(20,173)	(7.0)%
Net (loss) income attributable to Surgery Partners, Inc.	$(4,471)	(1.6)%	$2,120	0.7%
(1) Includes contingent acquisition compensation expense of $1.8 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

	Six Months Ended June 30,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$574,536	100.0%	$556,755	100.0%
Operating expenses:
Cost of revenues	428,400	74.6%	405,555	72.8%
General and administrative expenses (1)	34,196	6.0%	27,220	4.9%
Depreciation and amortization	22,525	3.9%	19,271	3.5%
Provision for doubtful accounts	11,463	2.0%	7,417	1.3%
Income from equity investments	(2,252)	(0.4)%	(1,840)	(0.3)%
Loss on disposal or impairment of long-lived assets, net	1,601	0.3%	1,125	0.2%
Gain on litigation settlement	(3,794)	(0.7)%	—	—%
Loss on debt refinancing	—	—%	8,281	1.5%
Merger transaction and integration costs	3,241	0.6%	4,497	0.8%
Electronic health records incentive income	(302)	(0.1)%	(95)	—%
Other (income) expense	(2)	—%	97	—%
Total operating expenses	495,076	86.2%	471,528	84.7%
Operating income	79,460	13.8%	85,227	15.3%
Interest expense, net	(50,782)	(8.8)%	(48,388)	(8.7)%
Income before income taxes	28,678	5.0%	36,839	6.6%
Income tax expense	2,629	0.5%	4,190	0.8%
Net income	26,049	4.5%	32,649	5.9%
Less: Net income attributable to non-controlling interests	(33,274)	(5.8)%	(37,720)	(6.8)%
Net loss attributable to Surgery Partners, Inc.	$(7,225)	(1.3)%	$(5,071)	(0.9)%
(1) Includes contingent acquisition compensation expense of $3.8 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Overview. During the three months ended June 30, 2017, our revenues were $288.4 million compared to $289.7 million for the three months ended June 30, 2016. The 2016 period included approximately $8.8 million of revenue from an anesthesia contract that was no longer in place during the 2017 period. Excluding this contract from both periods, we would have achieved revenue growth of 2.7%. We incurred a net loss attributable to Surgery Partners, Inc. for the 2017 period of $4.5 million, compared to net income of $2.1 million for the 2016 period.
Revenues. Revenues for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Dollar Variance	Percent Variance

Patient service revenues	$283,834	$283,211	$623	0.2%
Optical service revenues	2,903	3,395	(492)	(14.5)%
Other service revenues	1,616	3,075	(1,459)	(47.4)%
Total revenues	$288,353	$289,681	$(1,328)	(0.5)%
Patient service revenues increased 0.2% to $283.8 million for the three months ended June 30, 2017 compared to $283.2 million for the three months ended June 30, 2016. The increase in patient service revenues was primarily attributable to the integration of acquisitions completed after June 30, 2016.
Cost of Revenues. Cost of revenues increased to $216.5 million for the three months ended June 30, 2017 compared to $208.9 million for the three months ended June 30, 2016. The increase is primarily attributable to the integration of acquisitions completed after June 30, 2016 and an increase in higher acuity case mix. As a percentage of revenues, cost of revenues were 75.1% for the 2017 period and 72.1% for the 2016 period.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

General and Administrative Expenses. General and administrative expenses were $18.7 million for the three months ended June 30, 2017 compared to $15.0 million for the three months ended June 30, 2016. The increase is primarily due to an increase in stock compensation expense and costs incurred related to the planned relocation of the corporate office in Nashville, TN. As a percentage of revenues, general and administrative expenses were 6.5% for the 2017 period compared to 5.2% for the 2016 period.
Depreciation and Amortization. Depreciation and amortization increased to $11.4 million for the three months ended June 30, 2017 compared to $9.7 million for the three months ended June 30, 2016. As a percentage of revenues, depreciation and amortization expenses were 4.0% for the 2017 period and 3.3% for the 2016 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $5.8 million for the three months ended June 30, 2017 compared to $3.5 million for the three months ended June 30, 2016. As a percentage of revenues, the provision for doubtful accounts was 2.0% for the 2017 period and 1.2% for the 2016 period.
Income from Equity Investments. The income from equity investments was $1.1 million for the three months ended June 30, 2017 and 2016.
Loss on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was $405,000 for the three months ended June 30, 2017 compared to $1.3 million for the three months ended June 30, 2016.
Merger Transaction and Integration Costs. We incurred $2.9 million of merger transaction and integration costs for the three months ended June 30, 2017 compared to $1.3 million for the three months ended June 30, 2016, related to the integration of our acquisitions.
Operating Income. Our operating income margin for the three months ended June 30, 2017 was 13.1% compared to 17.6% during the three months ended June 30, 2016. During the three months ended June 30, 2017, we recorded a gain on litigation settlement of $3.8 million, merger transaction and integration costs related to acquisitions of $2.9 million, contingent acquisition compensation expense of $1.8 million and a loss on disposal of long-lived assets of $405,000. Excluding the impact of these items, our operating income margin was 13.5% for the three months ended June 30, 2017.
During the three months ended June 30, 2016, we recorded $1.3 million of merger transaction and integration costs related to acquisitions, contingent acquisition compensation expense of $1.5 million and a loss on disposal of long-lived assets of $1.3 million. Excluding the impact of these items, our operating income margin was 19.0% for the three months ended June 30, 2016.
The decline primarily relates to an unfavorable payor mix shift on our higher acuity cases resulting in higher supply costs with lower reimbursement rates.
Interest Expense, Net. Interest expense, net, was $25.6 million for the three months ended June 30, 2017 compared to $26.2 million for the three months ended June 30, 2016. As a percentage of revenues, interest expense, net was 8.9% for the 2017 period compared to 9.1% for the 2016 period.
Income Tax Expense.  The income tax expense was $512,000 for the three months ended June 30, 2017 compared to $2.4 million for the three months ended June 30, 2016. The effective tax rate was 4.2% for the three months ended June 30, 2017 compared to 9.8% for the three months ended June 30, 2016. As a percentage of net income after income attributable to non-controlling interests, we expect the tax rate for the year to be between 41% and 43%. Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests decreased to $16.1 million for the three months ended June 30, 2017 compared to $20.2 million for the three months ended June 30, 2016. As a percentage of revenues, net income attributable to non-controlling interests was 5.6% in the 2017 period and 7.0% for the 2016 period.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Overview. During the six months ended June 30, 2017, our revenues increased 3.2% to $574.5 million from $556.8 million for the six months ended June 30, 2016. The 2016 period included approximately $17.8 million of revenue from an anesthesia contract that was no longer in place during the 2017 period. Excluding this contract from both periods, we would have achieved revenue growth of 6.6%. We incurred a net loss attributable to Surgery Partners, Inc. for the 2017 period of $7.2 million, compared to $5.1 million for the 2016 period.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

Revenues. Revenues for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	Dollar Variance	Percent Variance

Patient service revenues	$565,480	$544,771	$20,709	3.8%
Optical service revenues	5,724	7,019	(1,295)	(18.4)%
Other service revenues	3,332	4,965	(1,633)	(32.9)%
Total revenues	$574,536	$556,755	$17,781	3.2%
Patient service revenues increased 3.8% to $565.5 million for the six months ended June 30, 2017 compared to $544.8 million for the six months ended June 30, 2016. The increase in patient service revenues was primarily attributable to the integration of acquisitions completed after June 30, 2016.
Cost of Revenues. Cost of revenues were $428.4 million for the six months ended June 30, 2017 compared to $405.6 million for the six months ended June 30, 2016. The increase is primarily attributable to the integration of acquisitions completed after June 30, 2016 and an increase in higher acuity case mix. As a percentage of revenues, cost of revenues were 74.6% for the 2017 period and 72.8% for the 2016 period.
General and Administrative Expenses. General and administrative expenses were $34.2 million for the six months ended June 30, 2017 compared to $27.2 million for the six months ended June 30, 2016. The increase is primarily due to an increase in stock compensation expense, an increase in the contingent acquisition compensation expense and costs incurred related to the planned relocation of the corporate office in Nashville, TN. As a percentage of revenues, general and administrative expenses were 6.0% for the 2017 period compared to 4.9% for the 2016 period.
Depreciation and Amortization. Depreciation and amortization increased to $22.5 million for the six months ended June 30, 2017 compared to $19.3 million for the six months ended June 30, 2016. As a percentage of revenues, depreciation and amortization expenses were 3.9% for the 2017 period and 3.5% for the 2016 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $11.5 million for the six months ended June 30, 2017 compared to $7.4 million for the six months ended June 30, 2016. As a percentage of revenues, the provision for doubtful accounts was 2.0% for the 2017 period and 1.3% for the 2016 period.
Income from Equity Investments. The income from equity investments was $2.3 million for the six months ended June 30, 2017 compared to $1.8 million for the six months ended June 30, 2016.
Loss on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was $1.6 million for the six months ended June 30, 2017 compared to $1.1 million for the six months ended June 30, 2016.
Loss on Debt Refinancing. We incurred a loss on debt refinancing of $8.3 million for the six months ended June 30, 2016 in connection with the paydown of the 2014 Second Lien, defined herein, and the write-off of the related debt issuance costs and discount in addition to a prepayment penalty.
Merger Transaction and Integration Costs. We incurred $3.2 million of merger transaction and integration costs for the six months ended June 30, 2017 compared to $4.5 million for the six months ended June 30, 2016.
Operating Income. Our operating income margin for the six months ended June 30, 2017 was 13.8% compared to 15.3% during the six months ended June 30, 2016. During the six months ended June 30, 2017, we recorded a gain on litigation settlement of $3.8 million, merger transaction and integration costs related to acquisitions of $3.2 million, contingent acquisition compensation expense of $3.8 million and a loss on disposal of long-lived assets of $1.6 million. Excluding the impact of these items, our operating income margin was 14.7% for the six months ended June 30, 2017.
During the six months ended June 30, 2016, we recorded a loss on debt refinancing of $8.3 million, $4.5 million of merger transaction and integration costs related to acquisitions, contingent acquisition compensation expense of $1.5 million and a loss on disposal of long-lived assets of $1.1 million. Excluding the impact of these items, our operating income margin was 18.1% for the six months ended June 30, 2016.
The decline primarily relates to an unfavorable payor mix shift on our higher acuity cases resulting in higher supply costs with lower reimbursement rates.
Interest Expense, Net. Interest expense, net, was $50.8 million for the six months ended June 30, 2017 compared to $48.4 million for the six months ended June 30, 2016. As a percentage of revenues, interest expense, net was 8.8% for the 2017 period compared to 8.7% for the 2016 period.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

Income Tax Expense.  The income tax expense was $2.6 million for the six months ended June 30, 2017 compared to $4.2 million for the six months ended June 30, 2016. The effective tax rate was 9.2% for the six months ended June 30, 2017 compared to 11.4% for the six months ended June 30, 2016. As a percentage of net income after income attributable to non-controlling interests, we expect the tax rate for the year to be between 41% and 43%. Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests decreased to $33.3 million for the six months ended June 30, 2017 compared to $37.7 million for the six months ended June 30, 2016. As a percentage of revenues, net income attributable to non-controlling interests was 5.8% in the 2017 period and 6.8% for the 2016 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the six months ended June 30, 2017, our cash flow provided by operating activities was $56.5 million compared to $74.0 million in the six months ended June 30, 2016. The decline period over period is primarily related to interest payments of $17.8 million on our 2021 Unsecured Notes that were not incurred in the prior period. At June 30, 2017, we had working capital of $166.3 million compared to $175.2 million at December 31, 2016.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2017 was $29.2 million, which included $15.1 million related to purchases of property and equipment. Additionally, we purchased three physician practices for an aggregate purchase price of $14.2 million.
Net cash used in investing activities during the six months ended June 30, 2016 was $133.4 million, which included $20.4 million related to purchases of property and equipment, including $4.9 million related to the relocation of our hospital in Great Falls, Montana. Additionally, we paid $113.0 million in cash for acquisitions (net of cash acquired), of which $96.4 million, excluding $16.6 million of contingent acquisition consideration, related to the purchase of three surgical facilities, one of which was merged with an existing facility, six physician practices, a lab and a pharmacy. The remaining amount included an additional payment of $16.6 million to fund the final escrow payment related to the acquisition of Symbion Holding Corporation.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2017 was $39.9 million. During this period, we made distributions to non-controlling interest holders of $36.8 million and paid cash related to ownership transactions with consolidated affiliates of $745,000. Further, we made repayments on our long-term debt of $113.4 million offset by borrowings of $119.8 million. Our repayments and borrowings include a $104.0 million draw down and subsequent repayment of $98.0 million on our Revolver during the period. In addition, we paid debt issuance costs of $941,000 and paid $6.6 million to be held in escrow for the issuance of the 2025 Unsecured Notes.
Net cash provided by financing activities during the six months ended June 30, 2016 was $53.0 million. During this period, we made distributions to non-controlling interest holders of $32.4 million and received cash related to ownership transactions with consolidated affiliates of $573,000. Further, we made repayments on our long-term debt of $424.3 million offset by borrowings of $525.4 million. Our repayments and borrowings include a $38.0 million draw down and subsequent repayment of $163.3 million on our Revolver during the period. In addition, we paid debt issuance costs and the original issue discount of $12.6 million and a prepayment penalty on the payoff of the 2014 Second Lien of $4.9 million.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

Long-Term Debt
A summary of long-term debt follows (in thousands):

	June 30, 2017	December 31, 2016

2014 Revolver Loan	$91,000	$85,000
2014 First Lien Credit Agreement	927,250	932,000
Senior Unsecured Notes due 2021	400,000	400,000
Senior Unsecured Notes due 2025	370,000	—
Subordinated Notes	1,000	1,000
Notes payable and secured loans	52,793	42,521
Capital lease obligations	14,787	13,996
Less: unamortized debt issuance costs and discount	(31,646)	(32,274)
Total debt	1,825,184	1,442,243
Less: Current maturities	29,919	27,822
Total long-term debt	$1,795,265	$1,414,421
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
We have the option of classifying borrowings under the Revolver as either Alternate Base Rate ("ABR") loans or Eurodollar ("ED") loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%. In addition to the base rate, we are required to pay a 3.25% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period. In addition to the base rate, we are required to pay a 4.25% margin for ED loans. We must also pay quarterly commitment fees of 0.50% per annum of the average daily unused amount of the Revolver. As of June 30, 2017, our availability on the Revolver was $55.9 million (including outstanding letters of credit of $3.1 million).
The 2014 First Lien Credit Agreement governs the Revolver and contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. It additionally includes the requirement, if triggered, that we maintain a net leverage ratio within a specified range. As of June 30, 2017, we were in compliance with the covenants contained in the 2014 First Lien Credit Agreement.
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
We have the option of classifying the 2014 First Lien as either an ABR loan or an ED loan. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for a Eurodollar Borrowing with a one-month interest period plus 1.00%; provided that the base rate shall not be less than 2.00% per annum. In addition to the base rate, we are required to pay a 2.75% margin for ABR loans. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the rate shall not be less than 1.00% per annum. In addition to the base rate, we are required to pay a 3.75% margin for ED loans. Accrued interest is payable in arrears on a quarterly basis. Within five business days after the earlier of (i) 90 days after the end of each fiscal year or (ii) the date on which financial statements have been delivered, we are required to make mandatory prepayments in amounts calculated in accordance with the excess cash flow provisions of the 2014 First Lien Credit Agreement. There were no excess cash flow payments required as of June 30, 2017.
In connection with the incremental loan of $80.0 million in March 2016, we recorded an additional $1.6 million and $3.5 million as original issue discount and amounts paid to lender for debt related issuance costs, respectively.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

The 2014 First Lien Credit Agreement that governs the 2014 First Lien and contains various covenants that include limitations on our indebtedness, liens, acquisitions and investments. As of June 30, 2017, we were in compliance with the covenants contained in the credit agreement. The 2014 First Lien is collateralized by substantially all of our assets.
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement (“2014 Second Lien”), entered into on November 3, 2014, was prepaid in full on March 31, 2016. The 2014 Second Lien was a senior secured obligation of Surgery Center Holdings, Inc. and was guaranteed on a senior secured basis by us and certain of our subsidiaries. On March 31, 2016, we repaid the remaining principal of the 2014 Second Lien of $252.8 million with the proceeds of the issuance of the 2021 Unsecured Notes, defined below, of which $1.3 million was accrued interest. In connection with the prepayment, we incurred a loss on the extinguishment of debt of $8.3 million which included the write-off of loan costs and the original issue discount and a prepayment penalty for the six months ended June 30, 2016.
Senior Unsecured Notes due 2021
Effective March 31, 2016, one of our subsidiaries, Surgery Center Holdings, Inc., issued $400.0 million in gross proceeds of senior unsecured notes due April 15, 2021 (the "2021 Unsecured Notes"). The 2021 Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year. The 2021 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly owned restricted subsidiaries that guarantees the Revolver and the 2014 First Lien (subject to certain exceptions).
We may redeem up to 35% of the aggregate principal amount of the 2021 Unsecured Notes, at any time before April 15, 2018, with the net cash proceeds of certain equity offerings at a redemption price equal to 108.875% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption, provided that at least 50% of the aggregate principal amount of the 2021 Unsecured Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of any such qualified equity offering.
We may redeem the 2021 Unsecured Notes, in whole or in part, at any time prior to April 15, 2018 at a price equal to 100.000% of the principal amount to be redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. We may redeem the 2021 Unsecured Notes, in whole or in part, at any time on or after April 15, 2018, at the redemption prices set forth below (expressed as a percentage of the principal amount to be redeemed), plus accrued and unpaid interest, if any, to the date of redemption:

April 15, 2018 to April 14, 2019	106.656%
April 15, 2019 to April 14, 2020	104.438%
April 15, 2020 and thereafter	100.000%
If Surgery Center Holdings, Inc., experiences a change in control under certain circumstances, we must offer to purchase the 2021 Unsecured Notes at a purchase price equal to 101.000% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
The 2021 Unsecured Notes contain customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
In connection with the offering of the 2021 Unsecured Notes, we incurred debt issuance costs of $8.4 million.
Senior Unsecured Notes due 2025
Effective June 30, 2017, SP Finco, LLC, one of our wholly owned, indirect subsidiaries, issued $370.0 million in gross proceeds of senior unsecured notes due July 1, 2025 (the “2025 Unsecured Notes”). The gross proceeds were deposited in an escrow account (the "Escrow Account") established at Wilmington Trust, National Association (in such capacity, the "Escrow Agent") in the name of the trustee under the indenture governing the 2025 Unsecured Notes (the "2025 Unsecured Notes Indenture") on behalf of the holders of the 2025 Unsecured Notes. The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2018. The 2025 Unsecured Notes are a senior unsecured obligation of SP Finco, LLC.
In connection with the closing of the NSH Merger (further described in Note 1 of our condensed consolidated financial statements included previously in this report) and the release of the proceeds from the Escrow Account (the “Escrow Release”), SP Finco, LLC will be merged with and into Surgery Center Holdings, Inc., with Surgery Center Holdings, Inc. surviving such merger (the “Initial Issuer Merger”) and assuming the rights and obligations of SP Finco, LLC under the 2025 Unsecured Notes and the 2025 Unsecured Notes Indenture by operation of law. From and after the release of the proceeds from the Escrow Account, the Initial Issuer Merger and the consummation of the NSH Merger, the 2025 Unsecured Notes will be guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.’s domestic wholly owned restricted subsidiaries that guarantees Surgery Center Holdings, Inc.’s senior secured credit facilities (subject to certain exceptions).
At June 30, 2017, we included the escrowed proceeds as a long-term asset in our condensed consolidated balance sheets.
We may redeem up to 40% of the aggregate principal amount of the 2025 Unsecured Notes at any time prior to July 1, 2020, with the net cash proceeds of certain equity issuances at a redemption price equal to 106.750% of the principal amount to be redeemed, plus accrued

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

and unpaid interest to, but excluding, the date of redemption, provided that at least 50% of the aggregate principal amount of the 2025 Unsecured Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of the applicable equity offering.
We may redeem the 2025 Unsecured Notes, in whole or in part, at any time prior to July 1, 2020, at a price equal to 100.000% of the principal amount to be redeemed plus the applicable premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. We may redeem the 2025 Unsecured Notes, in whole or in part, at any time on or after July 1, 2020, at the redemption prices set forth below (expressed as a percentage of the principal amount to be redeemed), plus accrued and unpaid interest, if any, to, but excluding, the date of redemption:

July 1, 2020 to June 30, 2021	103.375%
July 1, 2021 to June 30, 2022	101.688%
July 1, 2022 and thereafter	100.000%
If the NSH Merger does not occur on or prior to the applicable date set forth in the 2025 Unsecured Notes Indenture or, if earlier, we notify the Escrow Agent that the NSH Merger will not be closed, then SP Finco, LLC will be required to redeem the 2025 Unsecured Notes within three business days at a price equal to 100.000% of the initial issue price of the 2025 Unsecured Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of such redemption.
If Surgery Center Holdings, Inc., experiences a change in control under certain circumstances, we must offer to purchase the 2025 Unsecured Notes at a purchase price equal to 101.000% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.
The 2025 Unsecured Notes contain customary affirmative and negative covenants, which, upon consummation of the Initial Issuer Merger, among other things, will limit the our ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
In connection with the offering of the 2025 Unsecured Notes, we recorded debt issuance costs of $2.9 million.
Subordinated Notes
As of June 30, 2017, we had a subordinated debt facility ("Subordinated Notes") of $1.0 million. The Subordinated Notes, owed to H.I.G. Surgery Centers, LLC, had a maturity date of August 4, 2017 and had the interest rate of 17.00% per annum. As described in Note 8 of our unaudited condensed consolidated financial statements included previously in this report, on August 3, 2017 we redeemed the Subordinated Notes, in whole, at a price equal 100% of the $1.0 million principal amount redeemed, plus accrued and unpaid interest.
Notes Payable and Secured Loans
Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At June 30, 2017, we were in compliance with the covenants contained in the credit agreement. We and our subsidiaries had notes payable to financial institutions of $52.8 million and $42.5 million as of June 30, 2017 and December 31, 2016, respectively. We and our subsidiaries also provide a corporate guarantee of certain indebtedness of our subsidiaries.
Capital Lease Obligations
We are liable to various vendors for several equipment leases. The carrying value of the leased assets was $15.9 million and $15.4 million as of June 30, 2017 and December 31, 2016, respectively.
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
We use EBITDA as a measure of liquidity. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. When we use the term "Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for (a) merger transaction, integration and practice acquisition costs, (b) non-cash stock compensation

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

expense, (c) loss on debt refinancing, (d) contingent acquisition compensation expense, (e) gain on litigation settlement and (f) loss on disposal or impairment of long-lived assets, net.
We use “Credit Agreement EBITDA” to determine our compliance under certain covenants pursuant to our credit facilities. When we use the term “Credit Agreement EBITDA,” we are referring to Adjusted EBITDA, as defined above, further adjusted for (a) acquisitions, (b) non-cash expenses and (c) de novo start-up losses. These adjustments do not relate to our historical financial performance and instead relate to estimates compiled by our management and calculated in conformance with the definition of “Consolidated EBITDA” used in the credit agreements governing our credit facilities.
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
The following table reconciles EBITDA and Adjusted EBITDA to net income (in thousands and unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Condensed Consolidated Statements of Operations Data (in thousands):
Net income	$11,627	$22,293	$26,049	$32,649
(Minus):
Net income attributable to non-controlling interests	16,098	20,173	33,274	37,720
Plus (minus):
Income tax expense	512	2,420	2,629	4,190
Interest expense, net	25,600	26,235	50,782	48,388
Depreciation and amortization	11,417	9,702	22,525	19,271
EBITDA	33,058	40,477	68,711	66,778
Plus:
Merger transaction, integration and practice acquisition costs	4,137	2,192	4,728	6,108
Non-cash stock compensation expense	1,435	502	2,069	635
Loss on debt refinancing	—	—	—	8,281
Contingent acquisition compensation expense	1,814	1,530	3,847	1,530
Gain on litigation settlement	(3,794)	—	(3,794)	—
Loss on disposal or impairment of long-lived assets, net	405	1,331	1,601	1,125
Adjusted EBITDA	$37,055	$46,032	$77,162	$84,457

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

The following table reconciles EBITDA, Adjusted EBITDA and Credit Agreement EBITDA to net income (in thousands and unaudited):

Twelve Months Ended June 30, 2017
Condensed Consolidated Statements of Operations Data (in thousands):
Net income	$78,483
(Minus):
Net income attributable to non-controlling interests	71,184
Plus (minus):
Income tax expense	5,534
Interest expense, net	102,965
Depreciation and amortization	42,805
EBITDA	158,603
Plus:
Merger transaction, integration and practice acquisition costs	10,237
Tax receivable agreement	3,733
Non-cash stock compensation expense	3,455
Loss on debt refinancing	3,595
Contingent acquisition compensation expense	7,409
Gain on litigation settlement	(17,895)
Loss on disposal of investments and long-lived assets, net	2,831
Adjusted EBITDA	$171,968
Plus:
Acquisitions (1)	32,199
Non-cash expenses	1,596
De novo start-up losses (2)	299
Credit Agreement EBITDA	206,062
(1) Represents impact of acquired anesthesia entities, physician practices and surgical facilities as if each acquisition had occurred on July 1, 2016 including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with rolling out our suite of ancillary services throughout both the acquired entities and Symbion portfolio. Further, this includes revenue synergies from other business initiatives as defined in the Credit Agreement.
(2) Relates to the losses associated with de novo in-market physician practices opened during the last twelve months.
Inflation
Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," along with subsequent amendments, updates and an extension of the effective date (collectively the “New Revenue Standard”), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This five-step process will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. Additionally, and among other provisions, the New Revenue Standard requires expanded quantitative and qualitative disclosures, including disclosure about the nature, amount, timing and uncertainty of revenue. The provisions of the New Revenue Standard are effective for annual periods beginning after December 15, 2017, including interim periods within those years by applying either the full retrospective method or the modified retrospective approach upon adoption. We will adopt this ASU on January 1, 2018. Upon the continued evaluation of the New Revenue Standard, we currently plan to adopt using the modified retrospective method, including providing all requisite disclosures under such method.
In preparation for the adoption of the New Revenue Standard, we continue to evaluate and refine our estimates of the anticipated impacts the New Revenue Standard will have on our revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework. Specifically, we continue to evaluate our accounting policies and internal controls under the New Revenue Standard, as well as analyzing all of the potential effects of the New Revenue Standard, particularly with respect to non-patient service revenue sources. Upon further evaluation, we anticipate that the majority of our provision for doubtful accounts will continue to be recognized as an operating expense rather than as a direct reduction to revenues, given our practice of assessing a patient’s ability to pay prior to or on the date of providing healthcare services.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted for annual and interim periods after January 1, 2017. We early adopted this ASU on January 1, 2017. The adoption of ASU 2017-04 only impacts our financial statements in situations where an impairment of a reporting unit’s assets is determined.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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
Initiatives to repeal the Affordable Care Act, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent and have increased as a result of the 2016 election. The ultimate outcomes of legislative attempts to repeal or amend the Affordable Care Act and legal challenges to the Affordable Care Act are unknown. On May 4, 2017, the House of Representatives passed the American Health Care Act, which, if ultimately enacted into law in its current form, would repeal substantial portions of the Affordable Care Act, including the individual mandate. The American Health Care Act would replace means-tested insurance premium subsidies with age-adjusted tax credits and permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage. The American Health Care Act would also limit federal funding available for the Affordable Care Act’s Medicaid expansion and transition federal Medicaid funding to a per-capita cap basis. It remains unclear whether the American Health Care Act will be further amended or enacted. The Senate is also developing its own legislation to amend and potentially repeal portions of the Affordable Care Act. Any such future repeal, or amendment of the Affordable Care Act, including the American Health Care Act or legislation developed by the Senate, remains uncertain. Such legislation may have significant impact on the reimbursement for healthcare services generally, and may cause more individuals to become uninsured, rendering them unable to afford healthcare services offered by the Company. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on the Company.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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
For instance, we received the results of a MIC audit that resulted in an overpayment obligation. HMS Federal Solutions, a MIC, completed the audit of one of our surgical hospitals for the period July 1, 2009 through May 31, 2012 and determined an overpayment obligation in the amount of approximately $4.6 million based on its extrapolation of a statistical sampling of claims, as well as a civil monetary penalty in the amount of $162,000, for a total amount owed to Idaho’s Department of Health and Welfare, Medicaid Program Integrity Unit of approximately $4.7 million for failure to comply with Medicaid rules by billing for (i) non-covered services, (ii) services provided by non-eligible providers, (iii) services not provided and (iv) unauthorized services. We appealed the audit, which was settled during the quarter ending June 30, 2017 for $1.3 million.
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
Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the Department of Health and Human Services (“HHS”). Among other things, these regulations, known as “conditions for coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than critical access hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our five facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. As of June 30, 2017, two of our hospitals, which do not have an emergency room, maintain a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as inconsistent with the 2007 CMS policy memorandum. Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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
Five of our facilities are licensed as hospitals as of June 30, 2017. The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation. Changes in the Affordable Care Act include:

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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
Adoption of Electronic Health Records
The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning in 2011 and extending through 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and Stage 2 took effect for hospitals beginning in fiscal year 2014. On October 16, 2015, CMS published a final rule that consolidated Stage 1 and Stage 2 into a “Modified Stage 2” effective as of 2015 and set out requirements for Stage 3, which is set to take full effect in 2018. In connection with the acquisition of Symbion, we acquired six surgical facilities that are licensed as hospitals, five of which we own as of June 30, 2017. These hospitals began the implementation of EHR initiatives in 2012. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs. We recorded income of $161,000 and $302,000 which was recognized during the three and six months ended June 30, 2017, respectively. We incurred negligible costs for hardware, software and implementation expenses during the same three month period. We do not currently know the extent of additional costs that will be associated with implementation of additional systems or the amount of future incentives that we will receive.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2017

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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At June 30, 2017, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $943.4 million in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of June 30, 2017, our quarterly interest expense would increase by approximately $2.4 million. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2017 based on our indebtedness at June 30, 2017.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on, and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as a result of the material weakness identified by management as initially disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Such material weakness pertains to lack of documentation evidencing certain controls involving revenue, accounts receivable and related allowances. Notwithstanding the identified material weakness, as of the date of this filing, management, including the Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with GAAP. Management is actively engaged in the implementation of a remediation plan to address the lack of documentation issue. The plan includes the implementation of enhanced documentation policies and procedures, along with the allocation of resources dedicated to training and monitoring these policies and procedures.
As a result of these efforts, as of the date of this filing management believes we have made progress toward remediating the underlying causes of the material weakness. Although we believe our remediation efforts will be effective in remediating the material weakness, there can be no assurance as to when the remediation plan will be fully implemented, or that the plan, as currently designed, will adequately remediate the material weakness. The material weakness will not be considered fully addressed until the enhanced policies and procedures over documentation evidencing certain controls involving revenue, accounts receivable and related allowances have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. We will continue to work on implementing and testing the enhanced documentation policies and procedures in order to make this final determination.
Other than our progress in our remediation efforts outlined above, there have been no changes during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business, Industry and the Transactions
We depend on payments from third-party payors, including government healthcare programs and managed care organizations. If these payments are reduced or eliminated, our revenue and profitability could be materially and adversely affected.
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
Payments from private third-party payors, including state workers’ compensation programs and managed care organizations, represented approximately 50% of our patient service revenue for both the three and six months ended June 30, 2017. Most of these payments came from third-party payors with which our facilities have contracts. Managed care companies such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors. If we fail to enter into favorable contracts or maintain satisfactory relationships with managed care organizations, our revenue may decrease. Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of healthcare services, including insurance companies and employers, to revise payment methods and monitor healthcare expenditures in an effort to contain healthcare costs. For instance, managed care payors may lower reimbursement rates in response to increased obligations on payors imposed by the Affordable Care Act or future reductions in Medicare reimbursement rates. Further, managed care payors may narrow their provider networks in response to the need to negotiate lower reimbursement rates with providers. If we are unable to maintain strong relationships with payors, we may not be able to ensure participation in these narrow provider networks. Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third-party payors and closed provider networks, could also cause a reduction of our revenue in the future.
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
Payments from workers’ compensation payors represented approximately 6% of our patient service revenue for both the three and six months ended June 30, 2017. A majority of states have implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If states reduce the amounts paid to providers under the workers’ compensation fee schedules, it could have a material adverse effect on our financial condition and results of operations.

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
We have net losses of $4.5 million and $7.3 million for the three and six months ended June 30, 2017. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. Growth of our revenue may slow or revenue may decline and expenses may increase for a number of possible reasons, including reduced demand for our services, regulatory shifts, failure to successfully continue to integrate the operations of Surgery Partners and Symbion and other risks and uncertainties. Even though we have achieved profitability during 2016 and 2015, we may not achieve, sustain or increase profitability on a quarterly or annual basis in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these factors could contribute to future net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.
We may be unable to obtain the regulatory approvals required to consummate the NSH Merger in a timely fashion, or at all, or may need to take certain actions that could have an adverse effect on our operation in order to obtain them. We may also be unable to obtain the debt financing necessary for us to complete the NSH Merger. Any delay or impediment in our ability to consummate the NSH Merger could have an adverse effect on our business, financial condition, results of operations or cash flows.
Consummation of the NSH Merger is subject to closing conditions, including, but not limited to, the following: (i) the required approval of the NSH Merger by NSH’s stockholders, (ii) the expiration or early termination of the waiting period applicable to the consummation of the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the ‘‘HSR Act’’) and (iii) the receipt of certain other regulatory approvals. There can be no assurance that we will obtain all the required regulatory approvals within the timeframe necessary to consummate the NSH Merger. In addition, as a condition to granting their approval, certain regulatory authorities may require us to agree to concessions or undertakings (including the additional divestiture of assets or businesses or the termination of relationships or contractual obligations) that could have an adverse effect on our business or that of the combined company. In the event that the NSH Merger is not consummated under certain circumstances specified in the NSH Merger Agreement, including our failure to obtain the required regulatory approvals, we may be required to pay to NSH a termination fee of $45.6 million. Because the consummation of the NSH Merger is a condition to closing the other Transactions, any delay or impediment in the consummation of the NSH Merger will also result in a delay or impediment to any or all of the remaining Transactions. The failure of the NSH Merger to close on a timely basis or at all, including if we are required to pay a termination fee in connection with the termination of the NSH Merger Agreement, could have an adverse effect on our business, financial condition, results of operations or cash flows.
If the NSH Merger is consummated, we may be unable to successfully integrate our operations with those of NSH and we may not realize the anticipated synergies and cost savings from our combination. If the NSH Merger does not achieve its intended results, our business, financial condition and results of operations could be materially and adversely affected.
If the NSH Merger is consummated, our combination with NSH will involve the integration of two companies that previously operated independently, and the unique business cultures of the two companies may prove to be incompatible. The anticipated integration of NSH into our operations will be a significant undertaking and will require significant attention from our management team. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees and customer relationships, the disruption of each company’s ongoing businesses, processes, and systems, additional operating expenses as a result of the integration of operations, potential impairment of intangible assets and goodwill acquired in the NSH Merger, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the NSH Merger. Our results of operations could also be adversely affected by any issues attributable to NSH’s operations that arise or are based on events or actions that occur prior to the closing of its acquisition. We may have difficulty addressing possible differences in corporate cultures and management philosophies between NSH and us. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization.
Although we currently expect to realize cost and revenue synergies if the Transactions are consummated, actual acquisition synergies could differ materially from our current expectations In addition, we cannot assure you that we will achieve the expected synergies or that these synergies and cost savings will not have other adverse effects on our business. Failure to achieve the anticipated benefits of the NSH Merger could result in increased costs or decreases in the amount of expected revenue and could materially adversely affect our business, financial condition and results of operations.
Failure to realize the expected cost savings or revenue synergies related to the NSH Merger could result in increased costs and have an adverse effect on the combined company’s financial results and prospects.
We will incur substantial transaction fees and costs in connection with the Transactions and related debt financing and payoff, including the NSH Merger.
We expect to incur non-recurring transaction costs in connection with the Transactions and related debt financing and payoff totaling approximately $103.5 million, including initial purchasers’ discounts, legal, accounting and financial advisory fees, commitment and other financing fees, and other transaction costs. Additional costs will be incurred in the course of the integration of our and NSH’s operations. We cannot be certain that the expected elimination of duplicative costs or the realization of other expected efficiencies related to the integration of the businesses will offset the transaction and integration costs in the near term, or at all.
The assumption of unknown liabilities in the acquisition of NSH may harm our financial condition and results of operations.
If the NSH Merger is consummated, at the closing of the NSH Merger, we will assume all of NSH’s liabilities, including known and unknown contingent liabilities (other than certain of NSH’s existing debt, which will be paid off in connection with the NSH Merger). If there are significant unknown obligations, or if we incur significant losses arising from known contingent liabilities assumed by us upon closing of the acquisition, the combined company’s business could be materially and adversely affected. We may learn additional information about NSH’s business that adversely affects the combined company, such as unknown liabilities, or issues that could affect our ability to comply with applicable laws. As a result, we cannot assure you that the acquisition of NSH will be successful or that it will not, in fact, harm our business. Among other things, if NSH’s liabilities are greater than expected, or if there are material obligations of which we are not aware, our business could be materially and adversely affected. If we become responsible for substantial unindemnified or uninsured liabilities, these liabilities may have a material adverse effect on our financial condition and results of operations.
We do not currently control NSH and will not control its business or assets until the consummation of the NSH Merger.
We do not currently control NSH and will not control its business or assets until the consummation of the NSH Merger. We cannot assure you that, prior to the consummation of the acquisition, NSH will be operated in the same way as it would be under our control.
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
Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities and in contracting with managed care payors in each of our markets. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the three and six months ended June 30, 2017, our salary and benefit expenses represented approximately 31% of our revenue. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.
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
In addition, the difficult conditions of the U.S. economy have adversely affected and could continue to adversely affect the budgets of individual states and the federal government, which has resulted in and could continue to result in attempts to reduce payments made to us by federal and state government healthcare programs, including Medicare, military services, Medicaid and workers’ compensation programs, a reduction in the scope of services covered by those programs and an increase in taxes and assessments on our activities. Additionally, there continues to be uncertainty regarding the Affordable Care Act, and any such result could adversely affect our business by exacerbating the financial pressures on patients, leading them to further delay or cancel non-emergency surgical procedures.
Our surgical facilities are sensitive to regulatory, economic and other conditions in the states where they are located. In addition, three of our surgical facilities account for a significant portion of our patient service revenue.
Our revenue are particularly sensitive to regulatory, economic and other conditions in the states of Florida and Texas. As of June 30, 2017, we owned and operated five consolidated surgical facilities in Texas and 22 consolidated surgical facilities in Florida. The Texas facilities represented approximately 11% of our revenue during each of the three and six months ended June 30, 2017. The Florida facilities represented approximately 21% and 22% of our revenue during the three and six months ended June 30, 2017, respectively.
In addition, our surgical hospital in Idaho Falls, Idaho represented 20% of our revenue during each of the three and six months ended June 30, 2017. This surgical hospital also provides ancillary services, including physician practices, radiation oncology and anesthesia services. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, including Idaho, our case volumes could decline in such states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
We provide for bad debts principally based upon the type of payor and the age of the receivables. Our allowance for doubtful accounts at June 30, 2017 and December 31, 2016, represented 13% and 12% of our accounts receivable balance, respectively. Due to the difficulty in assessing future trends, including the effects of changes in economic conditions, we could be required to increase our provision for doubtful accounts. An increase in the amount of patient receivables or a deterioration in the collectability of these accounts could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
As a result of purchase accounting for our various acquisition transactions, our balance sheet at June 30, 2017 contained intangible assets designated as either goodwill or intangibles totaling approximately $1.6 billion in goodwill and approximately $43.0 million in intangibles.

The acquisition of NSH, if consummated, may, and any other additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
As of June 30, 2017, we had total indebtedness of approximately $1.0 billion under our $950.0 million senior secured first lien term loan (the “First Lien Term Loan”), which includes $150.0 million under a revolving credit facility (the “Revolver”) of which approximately $55.9 million was available, $400.0 million senior unsecured notes due 2021 (the “2021 Unsecured Notes”) and $370.0 million senior unsecured notes due 2025 (the “2025 Unsecured Notes” and, together with the First Lien Term Loan, the Revolver and the 2021 Unsecured Notes the “Term Loans and Revolving Facility”). In addition, subject to the restrictions in the Term Loans and Revolving Facility, we may incur significant additional indebtedness, which may be secured, from time to time, which could have important consequences, including:

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

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations may adversely affect our business, financial condition and results of operations.
Our ability to pay or to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend upon our future operating performance and our ability to generate cash, which will be affected by many factors beyond our control, including general economic, financial, competitive, legislative, regulatory, business and other factors.
If our business does not generate sufficient cash flow or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, may adversely affect our business, financial condition and results of operations.
Restrictive covenants in our debt instruments may adversely affect us.
The Term Loans and Revolving Facility contain various covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	make certain distributions, investments and other restricted payments;

•	dispose of our assets;

•	grant liens on our assets;

•	engage in transactions with affiliates;

•	merge, consolidate or transfer substantially all of our assets; and

•	make payments to us (in the case of our restricted subsidiaries).

In addition, the Term Loans and Revolving Facility contain other and more restrictive covenants. As a result of these and other covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, there are covenants requiring us to maintain specified financial ratios triggered in certain situations and to satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet those tests. A breach of any of these covenants could result in a default under the Term Loans and Revolving Facility. Upon the occurrence of an event of default under the Term Loans and Revolving Facility, the lenders could elect to declare all amounts outstanding under the Term Loans and Revolving Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, other than assets of our non-guarantor subsidiaries, as security under the Term Loans and Revolving Facility. If the lenders under the Term Loans and Revolving Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Term Loans and Revolving Facility and our other indebtedness.
We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future borrowings will be available to us under the Term Loans and Revolving Facility in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all.
Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although the credit agreements governing the Term Loans and Revolving Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, as of June 30, 2017 we had approximately $55.9 million available for additional borrowings under the Revolver, all of which is permitted to be incurred under the credit agreement governing the Term Loans and Revolving Facility. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
We are a holding company, and our ability to service our debt is dependent upon the earnings from the business conducted by our subsidiaries that operate the surgical facilities. The effect of this structure is that we depend on the earnings of our subsidiaries, and the distribution or payment to us of a portion of these earnings to meet our obligations, including those under the Term Loans and Revolving Facility and any of our other debt obligations. The distributions of those earnings or advances or other distributions of funds by these entities to us, all of which are contingent upon our subsidiaries’ earnings, are subject to various business considerations. In addition, distributions by our subsidiaries could be subject to statutory restrictions, including state laws requiring that such subsidiaries be solvent, or contractual restrictions. Some of our subsidiaries may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders, partners or members.

We make significant loans to, and are generally liable for debts and other obligations of, the partnerships and limited liability companies that own and operate some of our surgical facilities.
We own and operate our surgical facilities through limited partnerships and limited liability companies. Local physicians, physician groups and healthcare systems also own an interest in all but three of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. For some of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide. At June 30, 2017, our intercompany loans totaled $25.0 million. Through these loans we have a security interest in the partnership’s or limited liability company’s assets. However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans, or such loans are challenged under certain health care laws. Additionally, at June 30, 2017, our global intercompany note, which we use to transfer debt balances between our subsidiaries, had a zero balance.
The Term Loans and Revolving Facility allow us to borrow funds that we can lend to the partnerships and limited liability companies in which we own an interest. Although most of our intercompany loans are secured by the assets of the partnership or limited liability company, the physicians and physician groups that own an interest in these partnerships and limited liability companies generally do not guarantee a pro rata amount of this debt or the other obligations of these partnerships and limited liability companies.
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
Borrowings under the First Lien Term Loan and Revolving Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
The First Lien Term Loan is a senior secured first lien obligation of Surgery Center Holdings, Inc. and is guaranteed on a senior secured first priority basis and secured by substantially all of the assets, including pledges of equity interests, of Surgery Center Holdings, Inc., SP Holdco I, Inc. and the subsidiary guarantors described in the documentation, which are comprised of material wholly-owned non-excluded subsidiaries of Surgery Center Holdings, Inc.
We have the option of classifying the First Lien Term Loan and borrowings under the Revolver as either ABR loans or ED loans. The interest base rate on an ABR loan is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, and (c) the Adjusted LIBO Rate for an ED Borrowing with a one-month interest period plus 1.00%; provided that, solely with respect to the First Lien Term Loans, the base rate shall not be less than 2.00% per annum. The interest base rate on an ED loan is equal to (x) the LIBO Rate for such Eurodollar borrowing in effect for such Interest Period divided by (y) One minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that, solely with respect to the First Lien Term Loans, the rate shall not be less than 1.00% per annum. Accrued interest is payable in arrears on a quarterly basis.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of June 30, 2017, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $408.7 million and state NOL carryforwards of approximately $542.7 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as a result of the Symbion acquisition, approximately $179 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the NovaMed acquisition, approximately $17 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. Further, we expect the sale of H.I.G.'s shares to Bain Capital in connection with the Transactions, if consummated, to result in an ownership change as defined in Section 382. In such event, we will not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. These limitations, when combined with amounts allowable due to net unrecognized built in gains, are not expected to impact the realization of the deferred tax assets associated with these NOLs. Our federal NOL carryforwards will begin to expire in 2025 and will completely expire in 2036, and our state NOL carryforwards will begin to expire in 2017 and will completely expire in 2036. Future ownership changes may subject our NOL carryforwards to further annual limitations, which could restrict our ability to use them to offset our taxable income in periods following the ownership changes.
We entered into a tax receivable agreement that will require us to pay to the pre-IPO owners of Surgery Center Holdings, LLC (the "Pre-IPO Owners") for certain tax benefits, including for tax benefits attributable to pre-IPO NOLs, which amounts are expected to be material.
On September 30, 2015, Surgery Partners, Inc. became the direct parent and sole member of Surgery Center Holdings, LLC (the "Reorganization"). We indirectly acquired favorable tax attributes in connection with the Reorganization. These tax attributes would not be available to us in the absence of the consummation of the Reorganization. As part of the Reorganization, we entered into a tax receivable agreement (the “TRA”). In connection with the Transactions, we entered into the TRA Amendment, which has not yet become effective. References to the TRA in these Risk Factors apply to the TRA, without giving effect to the TRA Amendment, unless explicitly stated.

Under the TRA, we will be required to pay to the Pre-IPO Owners 85% of the cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes, including NOLs, capital losses, charitable deductions, alternative minimum tax credit carryforwards and federal and state tax credits of Surgery Center Holdings, Inc. and its affiliates relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of the relevant entity closes on the date of the Reorganization) that are or become available to us and our wholly-owned subsidiaries as a result of the Reorganization, and (ii) tax benefits attributable to payments made under the TRA. Under the TRA, generally we will retain the benefit of the remaining 15% of the applicable tax savings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Income Taxes and Tax Receivable Agreement.”
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
The TRA Amendment provides for a fixed payment schedule. Upon the effectiveness of the TRA Amendment, the Company will make payments to H.I.G. (in its capacity as Stockholders Representative) on behalf of the other stockholders party thereto pursuant to that fixed payment schedule. The amounts payable are related to the projected tax savings we are to realize over the next five years and are not dependent on actual tax savings.  After giving effect to the TRA Amendment, we estimate that the total amounts payable under the TRA may be as high as $120.5 million, but the ultimate amounts payable are likely to vary if there is a change in law as to the income tax rates applicable to domestic corporations.
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
Initiatives to repeal the Affordable Care Act, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent and have increased as a result of the 2016 election. The ultimate outcomes of legislative attempts to repeal or amend the Affordable Care Act and legal challenges to the Affordable Care Act are unknown. On May 4, 2017, the House of Representatives passed the American Health Care Act, which, if ultimately enacted into law in its current form, would repeal substantial portions of the Affordable Care Act, including the individual mandate. The American Health Care Act would replace means-tested insurance premium subsidies with age-adjusted tax credits and permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage. The American Health Care Act would also limit federal funding available for the Affordable Care Act’s Medicaid expansion and transition federal Medicaid funding to a per-capita cap basis. It remains unclear whether the American Health Care Act will be further amended or enacted. The Senate is also developing its own legislation to amend and potentially repeal portions of the Affordable Care Act. Any such future repeal or amendment of the Affordable Care Act, including the American Health Care Act or legislation developed by the Senate, remains uncertain. Such legislation may have significant impact on the reimbursement for healthcare services generally, and may cause more individuals to become uninsured, rendering them unable to afford healthcare services offered by the Company. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on the Company.
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
For the three and six months ended June 30, 2017, we derived approximately 42% of our revenue from government payors, including Medicare and Medicaid programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, any of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.
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
By way of example, under the Medicare program, physician payments were previously updated on an annual basis according to a statutory formula. Because application of the statutory formula for the update factor would result in a decrease in total physician payments, Congress would intervene with interim legislation on an annual basis to prevent the reductions. In April 2015, however, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law, which repealed and replaced the statutory formula for Medicare payment adjustments to physicians. MACRA provides a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Medicare Physician Fee Schedule. MACRA extended previous payment rates through June 30, 2015, with a 0.5% update for July 1, 2015 through December 31, 2015, and for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (“MIPS”), beginning in 2019, under which physicians may receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of electronic health records. MACRA also requires Centers for Medicare & Medicaid Services ("CMS"), beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-based fee-for-service model. It is unclear what impact, if any, MACRA will have on our business and operating results, but any resulting decrease in payment may result in reduced demand for our services.
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
The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a Medicare or Medicaid reimbursed referral for a “designated health service” to an entity if the physician or a member of the physician’s immediate family has a “financial relationship” with the entity unless an exception applies. The list of “designated health services” under the Stark Law does not generally include ambulatory surgery services, but it does include inpatient and outpatient hospital service and services such as clinical laboratory services, and certain imaging services that may be provided and separately billed by an ASC or other facility. Under the current Stark Law and related regulations, services provided at an ASC are not covered by the statute, even if those services include imaging, laboratory services or other Stark designated health services, provided that (i) the ASC does not bill for these services separately, or (ii) if the center is permitted to bill separately for these services, they are specifically exempted from Stark Law prohibitions. These are generally radiology and other imaging services integral to performance of surgical procedures that meet certain requirements and certain outpatient prescription drugs. Services provided at our facilities licensed as hospitals are covered by the Stark Law. We attempt to structure our relationship with physicians who refer to our hospitals to meet an exception to the Stark Law where required, but the regulations implementing the exceptions are detailed and complex, and we cannot guarantee that every relationship complies fully with the Stark Law. We also believe that certain services provided by our managed physician network are covered by the Stark Law, but referrals for those services are exempt from the Stark Law under its “in-office ancillary services exception,” among others. Our diagnostic laboratory is also subject to the Stark Law, but we believe that we have structured our agreements with physicians so as to not violate the Stark Law and related regulations.
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
The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest if certain requirements are met. However, the Affordable Care Act dramatically curtailed this exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010. As a result, the law effectively prevents the formation of new physician-owned hospitals that participate in Medicare and Medicaid after December 31, 2010. Each of our surgical hospitals had a Medicare provider agreement in place prior to December 31, 2010 and is therefore able to continue operating with the ownership structure that was in place prior to our IPO. However, the Affordable Care Act prohibits “grandfathered” hospitals from increasing their percentage of physician ownership, and it limits to a certain extent their ability to grow, because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms.
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
For instance, HMS Federal Solutions, a MIC, completed an audit of one of our surgical hospitals for the period July 1, 2009 through May 31, 2012 and determined an overpayment obligation in the amount of approximately $4.6 million based on its extrapolation of a statistical sampling of claims, as well as a civil monetary penalty in the amount of $162,000, for a total amount owed to Idaho’s Department of Health and Welfare, Medicaid Program Integrity Unit of approximately $4.7 million for failure to comply with Medicaid rules by billing for (i) non-covered services, (ii) services provided by non-eligible providers, (iii) services not provided and (iv) unauthorized services. We appealed the audit, which was settled during the quarter ending June 30, 2017 for $1.3 million.
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
State efforts to regulate the construction, acquisition or expansion of healthcare facilities could prevent us from acquiring additional surgical facilities, renovating our existing facilities or expanding the breadth of services we offer.
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
As of June 30, 2017, H.I.G. controlled a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these rules, a company of which more than a majority of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements including:

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
As of June 30, 2017, we have availed ourselves of certain of these exemptions. For example, as a result, we did not have a majority of independent directors for the entire period covered by this report (and may, in the future, have less than a majority of independent directors) and we do not have a nominating and corporate governance committee. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.
There can be no assurance as to the period of time during which we will remain a “controlled company”.
Our controlling stockholder has significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
As of June 30, 2017, we were controlled by H.I.G. As of that time, H.I.G. beneficially owned approximately 55% of our outstanding common stock. For as long as H.I.G. continues to beneficially own shares of common stock representing more than a majority of the voting power of our common stock, it will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, H.I.G. will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to it. Even if H.I.G. ceases to beneficially own a majority of the voting power of our common stock, it will continue to be able to strongly influence or effectively control our decisions.
Additionally, H.I.G. is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. H.I.G. may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
If the Transactions are consummated, immediately following the closing of the Transactions, Bain Capital will beneficially own stock representing approximately 66% of the voting power of all classes of our capital stock, and H.I.G. will no longer own any of our capital stock. As a result, Bain Capital could potentially have significant influence over all matters affecting us, including decisions regarding extraordinary business transactions, fundamental corporate transactions, appointment of members of our management, election of directors and our corporate and management policies.
Additionally, investment funds affiliated with Bain Capital are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us, or they may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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
As a public company, we are required to evaluate our internal controls over financial reporting and to comply with Section 404 of the Sarbanes-Oxley Act. Following the consummation of the NSH Merger, NSH will become our subsidiary and our required evaluation and compliance will extend to NSH. Throughout our evaluation, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on, and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as a result of the material weakness identified by management as initially disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Such material weakness pertains to lack of documentation evidencing certain controls involving revenue, accounts receivable and related allowances. Notwithstanding the identified material weakness, as of the date of this filing, management, including the Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with GAAP. Management is actively engaged in the implementation of a remediation plan to address the lack of documentation issue. The plan includes the implementation of enhanced documentation policies and procedures, along with the allocation of resources dedicated to training and monitoring these policies and procedures.
As a result of these efforts, as of the date of this filing, management believes we have made progress toward remediating the underlying causes of the material weakness. Although we believe our remediation efforts will be effective in remediating the material weakness, there can be no assurance as to when the remediation plan will be fully implemented, or that the plan, as currently designed, will adequately remediate the material weakness. The material weakness will not be considered fully addressed until the enhanced policies and procedures over documentation evidencing certain controls involving revenue, accounts receivable and related allowances have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. We will continue to work on implementing and testing the enhanced documentation policies and procedures in order to make this final determination.
In addition, in connection with the audit of the financial statements of National Surgical Healthcare, a wholly owned subsidiary of NSH, for the year ended December 31, 2014, the management of National Surgical Healthcare identified certain material weaknesses in National Surgical Healthcare’s internal control over financial reporting pertaining to deficiencies in the accounting for the provision for income taxes, lease accounting, general ledger journal entries and inventory control. All identified deficiencies were remediated during National Surgical Healthcare’s fiscal year ended December 31, 2015, with the exception of the deficiencies pertaining to general ledger journal entries and inventory control. The management of National Surgical Healthcare implemented a remediation plan to address the remaining material weaknesses, which such plan we intend to continue implementing going forward if the NSH Merger is consummated, but there can be no assurance as to when the remediation plan will be fully implemented, whether the plan will be modified or otherwise changed, or that the plan, as currently designed, will adequately remediate the material weakness.
If the remediation measures with respect to the outstanding material weaknesses described above prove to be insufficient to remediate the identified material weaknesses, respectively, or if additional material weaknesses or significant deficiencies in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, or the accuracy of our financial reporting could be adversely affected resulting in reputational harm, distractions to management and our board of directors, and disruptions to our business.
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

2.1
Agreement and Plan of Merger by and among Surgery Partners, Inc., SP Merger Sub, Inc., NSH Holdco, Inc. and IPC / NSH, L.P., dated as of May 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

2.2
Letter Amendment to Merger Agreement, by and among Surgery Partners, Inc., SP Merger Sub, Inc., NSH Holdco, Inc. and IPC / NSH, L.P., dated as of July 7, 2017 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 11, 2017).*

4.1
Third Supplemental Indenture, dated as of May 25, 2017, by and among Surgery Center Holdings, Inc., the guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 26, 2017).

4.2
Indenture, dated June 30, 2017, among SP Finco, LLC and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2017).

10.1
Securities Purchase Agreement by and among Surgery Partners, Inc. and BCPE Seminole Holdings LP, dated May 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

10.2
Stock Purchase Agreement by and between H.I.G. Surgery Centers, LLC, H.I.G. Bayside Debt & LBO Fund II L.P. (for the specific purposes stated therein), BCPE Seminole Holdings LP and Surgery Partners, Inc., dated May 9, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

10.3
Amendment No. 1 to Income Tax Receivable Agreement, by and between Surgery Partners, Inc. and H.I.G. Surgery Centers, LLC (in its capacity as the Stockholders Representative), dated May 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 11, 2017).

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

* Schedules and/or Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ Teresa F. Sparks Teresa F. Sparks Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 9, 2017

EXHIBIT INDEX

No.	Description

2.1
Agreement and Plan of Merger by and among Surgery Partners, Inc., SP Merger Sub, Inc., NSH Holdco, Inc. and IPC / NSH, L.P., dated as of May 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

2.2
Letter Amendment to Merger Agreement, by and among Surgery Partners, Inc., SP Merger Sub, Inc., NSH Holdco, Inc. and IPC / NSH, L.P., dated as of July 7, 2017 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 11, 2017).*

4.1
Third Supplemental Indenture, dated as of May 25, 2017, by and among Surgery Center Holdings, Inc., the guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 26, 2017).

4.2
Indenture, dated June 30, 2017, among SP Finco, LLC and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2017).

10.1
Securities Purchase Agreement by and among Surgery Partners, Inc. and BCPE Seminole Holdings LP, dated May 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

10.2
Stock Purchase Agreement by and between H.I.G. Surgery Centers, LLC, H.I.G. Bayside Debt & LBO Fund II L.P. (for the specific purposes stated therein), BCPE Seminole Holdings LP and Surgery Partners, Inc., dated May 9, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

10.3
Amendment No. 1 to Income Tax Receivable Agreement, by and between Surgery Partners, Inc. and H.I.G. Surgery Centers, LLC (in its capacity as the Stockholders Representative), dated May 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 11, 2017).

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
* Schedules and/or Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.