Form 10-Q
period 2017-09-30
Surgery Partners, Inc.
filed 2017-11-09
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of November 9, 2017, there were 48,769,296 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Successor	Predecessor
	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$199,701	$69,699
Accounts receivable, less allowance for doubtful accounts of $2,045 and $29,872, respectively	271,140	220,594
Inventories	44,523	28,777
Prepaid expenses and other current assets	53,724	32,014
Acquisition escrow deposit	4,571	10,871
Total current assets	573,659	361,955
Property and equipment, net	388,697	204,253
Intangible assets, net	56,507	48,023
Goodwill	3,270,309	1,555,204
Investments in and advances to affiliates	64,427	34,980
Restricted invested assets	315	315
Long-term deferred tax assets	209,207	83,793
Long-term acquisition escrow deposit	19,600	—
Other long-term assets	19,133	16,435
Total assets	$4,601,854	$2,304,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,251	$49,766
Accrued payroll and benefits	42,439	29,273
Acquisition escrow liability	4,571	10,871
Other current liabilities	106,279	68,993
Current maturities of long-term debt	48,472	27,822
Total current liabilities	275,012	186,725
Long-term debt, less current maturities	2,144,862	1,414,421
Long-term tax receivable agreement liability	68,148	122,351
Long-term acquisition escrow liability	19,600	—
Other long-term liabilities	116,799	76,266

Non-controlling interests—redeemable	271,416	180,521
Redeemable preferred stock - Series A, 310,000 shares authorized, issued and outstanding, redemption value of $326,882 at September 30, 2017; no shares were authorized issued or outstanding at December 31, 2016.	326,882	—

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 48,769,296 shares issued and outstanding at September 30, 2017; 48,488,616 shares issued and outstanding at December 31, 2016	488	485
Additional paid-in capital	704,054	320,543
Retained deficit	(9,140)	(311,351)
Total Surgery Partners, Inc. stockholders' equity	695,402	9,677
Non-controlling interests—non-redeemable	683,733	314,997
Total stockholders' equity	1,379,135	324,674
Total liabilities and stockholders' equity	$4,601,854	$2,304,958
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Successor	Predecessor		Predecessor
	September 1 to September 30,	July 1 to August 31,	Three Months Ended September 30,	January 1 to August 31,	Nine Months Ended September 30,
	2017	2017	2016	2017	2016

Revenues	$132,258	$174,079	$282,682	$748,615	$839,437
Operating expenses:
Salaries and benefits	41,784	61,240	85,724	241,149	266,401
Supplies	35,028	48,078	65,907	193,322	196,484
Professional and medical fees	11,254	14,229	20,856	57,931	60,813
Lease expense	6,858	9,203	13,204	36,503	38,712
Other operating expenses	8,000	11,022	15,703	43,267	44,539
Cost of revenues	102,924	143,772	201,394	572,172	606,949
General and administrative expenses (1)	7,777	12,601	14,985	46,797	42,205
Depreciation and amortization	3,330	7,599	9,713	30,124	28,984
Provision for doubtful accounts	3,690	4,834	8,514	16,297	15,931
Income from equity investments	(712)	(896)	(1,167)	(3,148)	(3,007)
Loss on disposal or impairment of long-lived assets, net	333	114	572	1,715	1,697
Merger transaction and integration costs	2,983	2,343	1,864	5,584	6,361
Loss on debt refinancing	—	18,211	3,595	18,211	11,876
Gain on litigation settlement	—	—	—	(3,794)	—
Gain on acquisition escrow release	—	(1,000)	—	(1,000)	—
Electronic health records incentive expense (income)	7	(3)	364	(305)	269
Other (income) expense	—	—	—	(2)	97
Total operating expenses	120,332	187,575	239,834	682,651	711,362
Operating income (loss)	11,926	(13,496)	42,848	65,964	128,075
Gain on amendment to tax receivable agreement	1,098	15,294	—	15,294	—
Tax receivable agreement expense	—	—	(3,733)	—	(3,733)
Interest expense, net	(15,883)	(18,147)	(26,475)	(68,929)	(74,863)
(Loss) income before income taxes	(2,859)	(16,349)	12,640	12,329	49,479
Income tax (benefit) expense	(211)	(20,718)	(1,694)	(18,089)	2,496
Net (loss) income	(2,648)	4,369	14,334	30,418	46,983
Less: Net income attributable to non-controlling interests	(6,492)	(8,813)	(16,672)	(42,087)	(54,392)
Net loss attributable to Surgery Partners, Inc.	$(9,140)	$(4,444)	$(2,338)	$(11,669)	$(7,409)

Net loss per share attributable to common stockholders (2)
Basic	$(0.57)	$(0.09)	$(0.05)	$(0.24)	$(0.15)
Diluted (3)	$(0.57)	$(0.09)	$(0.05)	$(0.24)	$(0.15)
Weighted average common shares outstanding
Basic	48,314,746	48,146,611	48,019,652	48,121,404	48,018,706
Diluted (3)	48,314,746	48,146,611	48,019,652	48,121,404	48,018,706

(1) Includes contingent acquisition compensation expense of $605,000 for the one month ended September 30, 2017 (Successor), $1.2 million and $5.1 million for the two and eight months ended August 31, 2017 (Predecessor), respectively, and $1.5 million and $3.1 million for the three and nine months ended September 30, 2016, respectively.
(2) Includes the impact of amounts allocated to participating securities. See Note 6. "Earnings Per Share" for the calculation of net loss per share attributable to common stockholders.
(3) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Successor	Predecessor		Predecessor
	September 1 to September 30,	July 1 to August 31,	Three Months Ended September 30,	January 1 to August 31,	Nine Months Ended September 30,
	2017	2017	2016	2017	2016

Net (loss) income	(2,648)	4,369	14,334	30,418	46,983
Other comprehensive income	—	—	—	—	—
Comprehensive (loss) income	$(2,648)	$4,369	$14,334	$30,418	$46,983
Less: Comprehensive income attributable to non-controlling interests	(6,492)	(8,813)	(16,672)	(42,087)	(54,392)
Comprehensive loss attributable to Surgery Partners, Inc.	$(9,140)	$(4,444)	$(2,338)	$(11,669)	$(7,409)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Predecessor
Balance at December 31, 2016	48,488,616	$485	$320,543	$(311,351)	$314,997	$324,674
Net (loss) income	—	—	—	(11,669)	32,472	20,803
Issuance of restricted and unrestricted shares	355,607	3	(3)	—	—	—
Equity-based compensation	—	—	3,697	—	—	3,697
Cancellation of restricted shares	(33,908)	—	(790)	—	—	(790)
Acquisition of NSH	—	—	—	—	172,645	172,645
Acquisition and disposal of shares of non-controlling interests, net	—	—	3,483	—	(5,629)	(2,146)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(38,875)	(38,875)
Balance at August 31, 2017	48,810,315	$488	$326,930	$(323,020)	$475,610	$480,008

	Common Stock		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Successor
Balance at September 1, 2017	48,810,315	$488	$720,118	$—	$684,480	$1,405,086
Net (loss) income	—	—	—	(9,140)	5,438	(3,702)
Issuance of restricted and unrestricted shares	—	—	—	—	—	—
Equity-based compensation	—	—	1,683	—	—	1,683
Cancellation of restricted shares	(41,019)	—	—	—	—	—
Preferred dividends	—	—	(2,633)	—	—	(2,633)
Mark to redemption adjustment	—	—	(15,566)	—	—	(15,566)
Acquisition and disposal of shares of non-controlling interests, net	—	—	452	—	(471)	(19)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(5,714)	(5,714)
Balance at September 30, 2017	48,769,296	$488	$704,054	$(9,140)	$683,733	$1,379,135

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Successor	Predecessor
	September 1 to September 30,	January 1 to August 31,	Nine Months Ended September 30,
	2017	2017	2016

Cash flows from operating activities:
Net (loss) income	$(2,648)	$30,418	$46,983
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,330	30,124	28,984
Amortization of debt issuance costs, discounts and premium	(103)	5,091	5,295
Amortization of unfavorable lease liability	(27)	(217)	(323)
Equity-based compensation	1,683	3,697	1,326
Loss on disposal or impairment of long-lived assets, net	333	1,715	1,697
Loss on debt refinancing	—	18,211	11,876
Gain on amendment to tax receivable agreement	(1,098)	(15,294)	—
Tax receivable agreement expense	—	—	3,733
Deferred income taxes	(465)	(18,703)	1,903
Provision for doubtful accounts	3,690	16,297	15,931
(Income) loss from equity investments, net of distributions received	(203)	489	(138)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(2,795)	8,837	(38,480)
Other operating assets and liabilities	(2,919)	(12,947)	14,076
Net cash (used in) provided by operating activities	(1,222)	67,718	92,863

Cash flows from investing activities:
Purchases of property and equipment, net	(1,840)	(18,773)	(28,377)
Payments for acquisitions, net of cash acquired	(1,163)	(725,853)	(126,018)
Proceeds from divestitures	—	70	—
Net cash used in investing activities	(3,003)	(744,556)	(154,395)

Cash flows from financing activities:
Principal payments on long-term debt	(3,609)	(1,164,237)	(453,957)
Borrowings of long-term debt	—	1,805,966	580,945
Payments of debt issuance costs	(4)	(58,591)	(14,296)
Penalty on prepayment of debt	—	—	(4,900)
Proceeds from preferred stock issuance	—	310,000	—
Payments of stock issuance costs	—	(18,347)	—
Distributions to non-controlling interest holders	(6,444)	(50,343)	(49,443)
Receipts (payments) related to ownership transactions with non-controlling interest holders	30	(1,518)	1,105
Financing lease obligation	(253)	(796)	(646)
Other financing activities	—	(789)
Net cash (used in) provided by financing activities	(10,280)	821,345	58,808
Net (decrease) increase in cash and cash equivalents	(14,505)	144,507	(2,724)
Cash and cash equivalents at beginning of period	214,206	69,699	57,933
Cash and cash equivalents at end of period	$199,701	$214,206	$55,209
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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
On August 31, 2017, the Company completed its acquisition of NSH Holdco, Inc. (“NSH”). Pursuant to the terms of the Agreement and Plan of Merger, dated as of May 9, 2017, by and among the Company, SP Merger Sub, Inc., a wholly owned subsidiary of the Company, NSH, and IPC / NSH, L.P. (solely in its capacity as sellers’ representative), as amended by that certain Letter Amendment, dated as of July 7, 2017 (as amended, the “NSH Merger Agreement”), SP Merger Sub, Inc. merged with and into NSH with NSH continuing as the surviving corporation and a wholly owned subsidiary of Surgery Center Holdings, Inc. (the “NSH Merger”). Also on August 31, 2017, (i) the Company completed the sale and issuance of 310,000 shares of the Company's preferred stock, par value $0.01 per share, designated as 10.00% Series A Convertible Perpetual Participating Preferred Stock (the “Series A Preferred Stock”) to BCPE Seminole Holdings LP (“Bain”), an affiliate of Bain Capital Private Equity, at a purchase price of $1,000 per share in cash (the “Preferred Private Placement”) pursuant to the Securities Purchase Agreement, dated as of May 9, 2017, by and between the Company and Bain (the “Preferred Stock Purchase Agreement”), and (ii) Bain completed its purchase of 26,455,651 shares (the “Purchased Shares”) of the Company's common stock, par value $0.01 per share (the “Common Stock”) from H.I.G. Surgery Centers, LLC (“H.I.G.”) at a purchase price of $19.00 per share in cash (the “Private Sale”) pursuant to the Stock Purchase Agreement, dated as of May 9, 2017, by and among the Company, Bain, H.I.G. and H.I.G. Bayside Debt & LBO Fund II L.P. (for the purposes stated therein) (the “Common Stock Purchase Agreement” and together with the NSH Merger Agreement, the Preferred Stock Purchase Agreement and the other agreements and documents executed in connection therewith, including the TRA (as defined in Note 2. “Significant Accounting Policies - Income Taxes and Tax Receivable Agreement”), the “Transaction Agreements”). As of August 31, 2017, the Purchased Shares represented approximately 54.2% of the Company’s outstanding Common Stock. As a result of the Preferred Private Placement and the Private Sale, Bain became the controlling stockholder of the Company, holding Series A Preferred Stock and Common Stock that collectively represent approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017, and H.I.G. and its affiliated investment funds no longer own any capital stock of the Company.
In connection with the change of control effected by the Preferred Private Placement and the Private Sale, the Company elected to apply “pushdown” accounting by applying the guidance in Accounting Standards Codification Topic ("ASC") 805, Business Combinations, including the recognition of the Company’s assets and liabilities at fair value as of August 31, 2017, and similarly recognizing goodwill calculated based on the terms of the transaction and the fair value of the new basis of net assets of the Company. Accordingly, the condensed consolidated financial statements of the Company for periods before and after August 31, 2017 reflect different bases of accounting, and the financial positions and results of operations of those periods are not comparable. Throughout the Company's condensed consolidated financial statements and the accompanying notes herein, periods prior to the change of control are identified as "Predecessor" and periods after the change of control are identified as "Successor."
As of September 30, 2017 (Successor), the Company owned and operated a national network of surgical facilities and ancillary services in 32 states.  The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. The Company's surgical hospitals provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services.
As of September 30, 2017 (Successor), the Company owned or operated a portfolio of 124 surgical facilities, comprised of 104 ASCs and 20 surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 85 of the surgical facilities and consolidated 109 of these facilities for financial reporting purposes. In addition, the Company owned or operated a network of 60 physician practices.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2016 (Predecessor) has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 (Predecessor). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Non-Controlling Interests — Redeemable. Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. The non-controlling interests - redeemable are reported outside of stockholders' equity in the condensed consolidated balance sheets.
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Predecessor
Balance at December 31, 2016	$180,521
Net income attributable to non-controlling interests—redeemable	9,615
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(3,323)
Distributions to non-controlling interest—redeemable holders	(11,468)
Acquisition of NSH	153,320
Balance at August 31, 2017	$328,665

Successor
Balance at September 1, 2017	$271,001
Net income attributable to non-controlling interests—redeemable	1,054
Acquisition and disposal of shares of non-controlling interests, net—redeemable	91
Distributions to non-controlling interest—redeemable holders	(730)
Balance at September 30, 2017	$271,416
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of ASC 810, Consolidation. As of September 30, 2017 (Successor), the variable interest entities include five surgical facilities, three anesthesia practices and three physician practices. At December 31, 2016 (Predecessor), the variable interest entities included five surgical facilities, three anesthesia practices and two physician practices. The change is due to a physician practice acquired

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

during the three months ended June 30, 2017 (Predecessor). The Company has the power to direct the activities that most significantly impact a variable interest entity's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of September 30, 2017 (Successor) and December 31, 2016 (Predecessor), the condensed consolidated balance sheets of the Company included total assets of $90.1 million and $99.5 million, respectively, and total liabilities of $8.0 million and $10.7 million, respectively, related to the Company's variable interest entities.
Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates in the condensed consolidated balance sheets was $64.4 million and $35.0 million as of September 30, 2017 (Successor) and December 31, 2016 (Predecessor), respectively.
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
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Successor		Predecessor
	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

2014 Revolver Loan	$—	$—	$85,000	$85,000
2014 First Lien Credit Agreement, net of debt issuance costs and discount	$—	$—	$911,784	$917,528
2017 Senior Secured Credit Facilities:
Revolver	$—	$—	$—	$—
Term Loan	$1,283,626	$1,267,581	$—	$—
Senior Unsecured Notes due 2021 (1)	$409,821	$429,288	$387,942	$412,189
Senior Unsecured Notes due 2025	$370,000	$346,413	$—	$—
(1) The carrying amount in the Predecessor period is net of unamortized debt issuance costs and discount, which were eliminated with the application of pushdown accounting.
The fair values of the 2014 First Lien Credit Agreement, Term Loan, 2021 Unsecured Notes and the 2025 Unsecured Notes (in each case, as defined in Note 4. "Long-Term Debt") were based on a Level 2 computation using quoted prices for identical liabilities in inactive markets at September 30, 2017 (Successor) and December 31, 2016 (Predecessor), as applicable. The carrying amounts related to the Company's other long-term debt obligations, including the 2014 Revolver Loan and the Revolver (in each case, as defined in Note 4. "Long-Term Debt"), approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of September 30, 2017 (Successor) and December 31, 2016 (Predecessor), the fair value of the assets in the SERP were $1.8 million and $1.7 million, respectively, and were included in other long-term assets in the condensed consolidated balance sheets. The Company had a liability related to the SERP of $1.8 million and $1.7 million as of September 30, 2017 (Successor) and December 31, 2016 (Predecessor), respectively, which was included in other long-term liabilities in the condensed consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

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
A summary of revenues by service type as a percentage of total revenues follows:

	Successor	Predecessor		Predecessor
	September 1 to September 30,	July 1 to August 31,	Three Months Ended September 30,	January 1 to August 31,	Nine Months Ended September 30,
	2017	2017	2016	2017	2016
Patient service revenues:
Surgical facilities revenues	94.0%	95.5%	90.4%	91.4%	90.6%
Ancillary services revenues	4.2%	2.7%	8.0%	7.0%	7.5%
	98.2%	98.2%	98.4%	98.4%	98.1%
Other service revenues:
Optical services revenues	0.7%	1.1%	1.1%	1.0%	1.2%
Other	1.1%	0.7%	0.5%	0.6%	0.7%
	1.8%	1.8%	1.6%	1.6%	1.9%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Patient service revenues. The fee charged for healthcare procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. However, in several surgical facilities, the Company charges for anesthesia services. Ancillary service revenues include fees for patient visits to the Company's physician practices, pharmacy services and diagnostic tests ordered by physicians. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts from third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change. During the two and eight months ended August 31, 2017 (Predecessor), the Company recognized an increase to patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $630,000, $1.1 million, respectively. There were no adjustments as a result of changes in estimates to third-party settlements related to prior years for the one month ended September 30, 2017 (Successor).
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Successor		Predecessor
	September 1 to September 30,		July 1 to August 31,		Three Months Ended September 30,
	2017		2017		2016
	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$72,930	56.2%	$80,166	46.9%	$140,637	50.6%
Government	46,162	35.5%	73,734	43.1%	111,929	40.2%
Self-pay	3,861	3.0%	4,119	2.4%	5,389	1.9%
Other (1)	6,883	5.3%	12,909	7.6%	20,240	7.3%
Total patient service revenues	$129,836	100.0%	$170,928	100.0%	$278,195	100.0%
Other service revenues:
Optical service revenues	$888		$1,905		$3,203
Other revenues	1,534		1,246		1,284
Total net revenues	$132,258		$174,079		$282,682

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

	Successor		Predecessor
	September 1 to September 30,		January 1 to August 31,		Nine Months Ended September 30,
	2017		2017		2016
	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$72,930	56.2%	$360,092	48.9%	$418,798	50.9%
Government	46,162	35.5%	308,993	42.0%	331,041	40.2%
Self-pay	3,861	3.0%	15,949	2.2%	13,814	1.7%
Other (1)	6,883	5.3%	51,374	6.9%	59,313	7.2%
Total patient service revenues	$129,836	100.0%	$736,408	100.0%	$822,966	100.0%
Other service revenues:
Optical service revenues	$888		$7,629		$10,222
Other revenues	1,534		4,578		6,249
Total net revenues	$132,258		$748,615		$839,437
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
Subsequent to the Preferred Private Placement, the Company, as part of a review of operations undertaken to create a solid foundation to support the Company's long-term growth objectives, incurred a non-recurring adjustment to revenue of $15.6 million, which was attributable to an increase in reserves for certain accounts receivable during the two months ended August 31, 2017 (Predecessor). The increase in reserves resulted from certain known events and actions during the two months ended August 31, 2017 (Predecessor) related to select payors primarily in the Company’s ancillary services segment. Upon consideration of such additional information, related receivables were determined to have a low likelihood of collection. The majority of this adjustment related to receivables with balances from the first quarter of 2016 and prior. The Company believes it has accounted for all necessary reserve adjustments at this time.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of September 30, 2017 (Successor), the Company had a net third-party Medicaid settlements liability of $1.4 million compared to a net third-party Medicaid settlements receivable of $454,000 at December 31, 2016 (Predecessor).
The Company recognizes that final reimbursement of accounts receivable is subject to final approval by each third-party payor. However, because the Company has contracts with its third-party payors and also verifies insurance coverage of the patient before medical services are rendered, the amounts that are pending approval from third-party payors are not considered significant. The Company's policy is to collect co-payments and deductibles prior to providing medical services. It is also the Company's policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Patient services of the Company are primarily non-emergency, which allows the surgical facilities to control the procedures for which third-party reimbursement is sought and obtained. The Company does not require collateral from self-pay patients.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $8.4 million and $7.0 million at September 30, 2017 (Successor) and December 31, 2016 (Predecessor), respectively.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	Successor	Predecessor
	September 30, 2017	December 31, 2016

Prepaid expenses	$18,418	$11,158
Receivables - optical product purchasing organization	8,369	7,042
Insurance recoveries	2,837	2,476
Tax refund receivable	8,618	—
Other current assets	15,482	11,338
Total	$53,724	$32,014
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
A summary of property and equipment follows (in thousands):

	Successor	Predecessor
	September 30, 2017	December 31, 2016

Land	$20,880	$8,082
Buildings and improvements	181,237	118,172
Furniture and equipment	14,242	14,670
Computer and software	21,708	29,902
Medical equipment	140,198	117,418
Construction in progress	13,161	2,396
Property and equipment, at cost	391,426	290,640
Less: Accumulated depreciation	(2,729)	(86,387)
Property and equipment, net	$388,697	$204,253
The Company also leases certain facilities and equipment under capital leases. Assets held under capital leases are stated at the present value of minimum lease payments at the inception of the related lease. Such assets are depreciated on a straight-line basis over the lesser of the lease term or the remaining useful life of the leased asset. The carrying values of assets under capital lease were $19.2 million and $15.4 million as of September 30, 2017 (Successor) and December 31, 2016 (Predecessor), respectively, net of accumulated depreciation of $0.7 million and $11.6 million, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Intangible Assets
The Company has indefinite-lived intangible assets related to the certificates of need held in jurisdictions where certain of its surgical facilities are located. The Company also has finite-lived intangible assets related to physician guarantee agreements, non-compete agreements, management agreements and customer relationships. Physician income guarantees are amortized into salaries and benefits costs in the condensed consolidated statements of operations over the commitment period of the contract, generally three to four years. Non-compete agreements and management rights agreements are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the service lives of the agreements, typically ranging from two to five years for non-compete agreements and 15 years for the management rights agreements. Customer relationships are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the estimated lives of the relationships, ranging from three to ten years.
A summary of the activity related to intangible assets for the period from January 1, 2017 to August 31, 2017 (Predecessor) and the period from September 1, 2017 to September 30, 2017 (Successor) follows (in thousands):

	Physician Income Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Customer Relationships	Other	Total Intangible Assets
Predecessor
Balance at December 31, 2016	$813	$21,290	$16,457	$3,780	$3,704	$1,979	$48,023
Additions	445	26,900	92	745	—	130	28,312
Recruitment expense	(380)	—	—	—	—	—	(380)
Amortization	—	(1,154)	(3,715)	—	(733)	(438)	(6,040)
Balance at August 31, 2017	$878	$47,036	$12,834	$4,525	$2,971	$1,671	$69,915

	Physician Income Guarantees	Management Rights	Non-Compete Agreements	Certificates of Need	Customer Relationships	Other	Total Intangible Assets
Successor
Balance at September 1, 2017	$878	$41,600	$8,024	$5,078	$—	$1,170	$56,750
Additions	—	—	41	25	—	—	66
Recruitment expense	(38)	—	—	—	—	—	(38)
Amortization	—	(138)	(84)	—	—	(49)	(271)
Balance at September 30, 2017	$840	$41,462	$7,981	$5,103	$—	$1,121	$56,507

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries.
A summary of activity related to goodwill for the period from January 1, 2017 to August 31, 2017 (Predecessor) and the period from September 1, 2017 to September 30, 2017 (Successor) follows (in thousands):

Predecessor
Balance at December 31, 2016	$1,555,204
Acquisitions	858,323
Divestitures	(175)
Purchase price adjustments	1,220
Balance at August 31, 2017	$2,414,572

Successor
Balance at September 1, 2017	$3,269,225
Acquisitions	1,214
Divestitures	—
Purchase price adjustments	(130)
Balance at September 30, 2017	$3,270,309
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
Restricted Invested Assets
Restricted invested assets of $315,000 as of both September 30, 2017 (Successor) and December 31, 2016 (Predecessor) were related to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility. In accordance with the provisions of the lease agreement, the Company has a deposit with the landlord that shall be held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	Successor	Predecessor
	September 30, 2017	December 31, 2016

Notes receivable	$2,853	$716
Deposits	2,794	4,196
Assets of SERP	1,804	1,725
Debt issuance costs	—	1,488
Insurance recoverable	6,835	6,835
Other	4,847	1,475
Total	$19,133	$16,435

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	Successor	Predecessor
	September 30, 2017	December 31, 2016

Interest payable	$23,777	$19,206
Current taxes payable	6,731	2,622
Insurance liabilities	10,287	6,625
Amounts due to patients and payors	15,087	12,221
Tax receivable agreement liability	837	999
Contingent acquisition compensation liability	7,866	4,589
Contingent proceeds payable	8,618	—
Other accrued expenses	33,076	22,731
Total	$106,279	$68,993
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	Successor	Predecessor
	September 30, 2017	December 31, 2016

Facility lease obligations	$90,052	$52,653
Medical malpractice liability	13,453	10,453
Liability of SERP	1,804	1,725
Unfavorable lease liability	7,893	1,671
Other long-term liabilities	3,597	9,764
Total	$116,799	$76,266
At four of the Company's surgical facilities, the Company has facility lease obligations payable to the lessor of each facility. Payments are allocated to principal adjustments of the lease obligations and interest expense. The current portions of the lease obligations were $1.5 million and $1.3 million at September 30, 2017 (Successor) and December 31, 2016 (Predecessor), respectively, and were included in other current liabilities in the condensed consolidated balance sheets. The long-term portions of the lease obligations, included in the table above, were $90.1 million and $52.7 million at September 30, 2017 (Successor) and December 31, 2016 (Predecessor), respectively. The increase is due to facility lease obligations assumed with the NSH Merger.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

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
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of September 30, 2017 (Successor) and December 31, 2016 (Predecessor) are $16.6 million and $13.8 million, respectively. The balance includes expected insurance recoveries of $9.1 million and $9.3 million as of September 30, 2017 (Successor) and December 31, 2016 (Predecessor), respectively.
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
The Company and certain of its subsidiaries file a consolidated federal income tax return. The partnerships, limited liability companies, and certain non-consolidated physician practice corporations also file separate income tax returns. The Company's allocable portion of each partnership's and limited liability company's income or loss is included in taxable income of the Company. The remaining income or loss of each partnership and limited liability company is allocated to the other owners.
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2014 or state income tax examinations for years prior to 2012.
On May 9, 2017, the Company and H.I.G., in its capacity as the stockholders representative, entered into an agreement to amend that certain Income Tax Receivable Agreement, dated September 30, 2015 (as amended, the “TRA”), by and between the Company, H.I.G. (in its capacity as the stockholders representative) and the other parties referred to therein, which amendment became effective on August 31, 2017. The TRA was initially entered into in connection with the reorganization undertaken to facilitate the Company’s initial public offering. Pursuant to the amendment to the TRA, the Company agreed to make payments to H.I.G. in its capacity as the stockholders representative pursuant to a fixed payment schedule. The amounts payable under the TRA are calculated as the product of (i) an annual base amount and (ii) the maximum corporate federal income tax rate for the applicable year plus three percent. The amounts payable under the TRA are related to the Company’s projected realized tax savings over the next six years and are not dependent on the Company’s actual tax savings over such period. The calculation of amounts payable pursuant to the TRA is thus dependent on the maximum corporate federal income tax rate. To the extent that the Company is unable to make payments under the TRA and such inability is a result of the terms of credit agreements and other debt documents that are materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 500 basis points until paid. If the terms of such credit agreements and other debt documents cause the Company to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid.
As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. During the two and eight month periods ended August 31, 2017 (Predecessor), the Company recognized a reduction in the carrying value of the liability under the TRA of $43.9 million, with $15.3 million of the reduction recorded to a gain on amendment of TRA and $28.6 million recorded as a reduction to the goodwill recorded in connection with the application of pushdown accounting related to the change of control (discussed in Note 1. "Organization").
Assuming the Company’s effective tax rate is 38% throughout the term of the TRA, the Company estimates that the total amounts payable under the TRA will be approximately $120.5 million. Prior to the effectiveness of the amendment to the TRA, the amounts payable under the TRA varied depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. The Company estimated the total amounts payable would be approximately $123.4 million, if the tax benefits of related deferred tax assets were ultimately realized. The amounts payable were recognized during 2015 in conjunction with the release of the Company's valuation allowance recorded against the deferred tax assets.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

On September 8, 2017 (Successor), in connection with the resignation of the Company's former Chief Executive Officer, Michael Doyle, Mr. Doyle entered into a TRA Waiver and Assignment Agreement (the “CEO TRA Assignment Agreement”) with the Company, pursuant to which the Company accepted the assignment of 50% of Mr. Doyle’s (and his affiliates’) interest in future payments to which such parties were entitled pursuant to the TRA, in exchange for an upfront payment of approximately $5.1 million, in the aggregate, as set forth in the CEO TRA Assignment Agreement. On September 15, 2017 (Successor), certain of the Company’s employees entered into TRA Waiver and Assignment Agreements with the Company (collectively, the “Employee TRA Assignment Agreements” and together with the CEO TRA Assignment Agreement, the “TRA Assignment Agreements”), pursuant to which the Company made upfront payments of approximately $4.8 million in the aggregate, in exchange for the assignment of 100% of each such employee’s interest in future payments to which such employee was entitled pursuant to the TRA. During the period from September 1 to September 30, 2017 (Successor), the Company recognized an aggregate gain of $1.1 million as a result of the TRA Assignment Agreements.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business,” which narrows the definition of a business when evaluating whether transactions should be accounted for as asset acquisitions or business combinations. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's condensed consolidated financial position, results of operations and cash flows.
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
3. Acquisitions and Developments
The Company accounts for its business combinations in accordance with the fundamental requirements of the acquisition method of accounting and under the premise that an acquirer can be identified for each business combination. The acquirer is the entity that obtains control of one or more businesses in the business combination and the acquisition date is the date the acquirer achieves control. The assets acquired, liabilities assumed and any non-controlling interests in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. Any goodwill recognized is determined as the excess of the fair value of the consideration conveyed plus the fair value of any non-controlling interests in the acquisition over the fair value of the net assets acquired. Acquisitions in which the Company is able to exert significant influence but does not have control are accounted for using the equity method.
Acquired assets and assumed liabilities typically include, but are not limited to, fixed assets, intangible assets and professional liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. Fair value attributable to non-controlling interests is based on a Level 3 computation using significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of non-controlling interests, primarily from acquisitions of surgical facilities. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. Fair value attributable to the property and equipment acquired is based on Level 3 computations using key inputs such as cost trend data and comparable asset sales. Fair value attributable to the intangible assets acquired is based on Level 3 computations using key inputs such as the Company's internally-prepared financial projections. Fair values assigned to acquired working capital are based on carrying amounts reported by the acquiree at the date of acquisition, which approximate their fair values.
2017 Transactions
Acquisition of NSH
On August 31, 2017, the Company completed its acquisition of NSH through the NSH Merger, pursuant to the NSH Merger Agreement (as defined in Note 1. "Organization") for total cash consideration of $711.7 million, net of cash acquired, including $19.6 million funded to an escrow account. The NSH Merger added to the Company's portfolio 22 owned or operated surgical facilities, including 7 ASCs and 15 surgical hospitals, as well as complementary ancillary services. The proceeds from the Preferred Private Placement (as defined in Note 1. "Organization"), the 2025 Unsecured Notes and the 2017 Senior Secured Credit Facilities (in each case, as defined in Note 4. "Long-Term Debt") were used to fund the acquisition.
Fees associated with the acquisition of NSH, which includes fees incurred related to the Company's preferred equity issuances and debt financings, was approximately $82.6 million during the two and eight months ended August 31, 2017 (Predecessor). Approximately $45.5 million was capitalized as deferred financing costs and discount, $18.3 million was capitalized as deferred equity issuance costs, $2.4 million was expensed as merger transaction and integration costs, and $16.4 million was recorded as loss on debt refinancing costs. All capitalized costs were subsequently written off as a result of the application of pushdown accounting, further discussed below.
The total consideration related to the acquisition of NSH was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The aggregate amounts preliminarily recognized as of the acquisition date for each major class of assets and liabilities are as follows (in thousands):

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Cash consideration	$762,850
Fair value of non-controlling interests	325,965
Aggregate fair value of acquisition	1,088,815
Net assets acquired:
Cash and cash equivalents	51,159
Accounts receivable	76,101
Inventories	14,986
Prepaid expenses and other current assets	18,007
Property and equipment	174,374
Intangible assets	27,741
Goodwill	845,185
Investments in and advances to affiliates	29,737
Long-term deferred tax assets	28,182
Acquisition escrow deposit	19,600
Other long-term assets	5,309
Accounts payable	(29,652)
Accrued payroll and benefits	(27,313)
Other current liabilities	(18,355)
Current maturities of long-term debt	(16,416)
Long-term debt, less current maturities	(42,770)
Acquisition escrow liability	(19,600)
Other long-term liabilities	(47,460)
Total fair value of net assets acquired	1,088,815
The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition.
A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the intangible assets recognized.
The preliminary estimated fair value assigned to goodwill is primarily attributable to synergies expected to arise as a result of the NSH Merger by enhancing the growth profile and diversity of the Company across the healthcare continuum. The entire amount of goodwill acquired in connection with the NSH Merger was allocated to the Company's surgical facility services operating segment. The total amount of the goodwill related to the NSH Merger that will be deductible for tax purposes is $153.5 million.
The amounts of revenues and earnings of NSH for the one month ended September 30, 2017 (Successor) was $34.0 million and $3.4 million, respectively, and are included in revenues and net loss attributable to Surgery Partners, Inc., respectively, in the condensed consolidated statement of operations.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of NSH as if the acquisition transaction had occurred as of January 1, 2016 (in thousands):

	Successor	Predecessor		Predecessor
	September 1 to September 30,	July 1 to August 31,	Three Months Ended September 30,	January 1 to August 31,	Nine Months Ended September 30,
	2017	2017	2016	2017	2016

Net revenues	$132,258	$267,013	$415,764	$1,122,326	$1,235,472

Net (loss) income	(763)	13,331	28,304	63,269	82,275
Less: Net income attributable to non-controlling interests	(6,492)	(13,184)	(25,207)	(65,122)	(78,356)
Net (loss) income attributable to Surgery Partners, Inc.	$(7,255)	$147	$3,097	$(1,853)	$3,919
These pro forma amounts exclude transaction related costs of $3.0 million and the gain on amendment to the TRA of $1.1 million for the one month ended September 30, 2017 (Successor), transaction related costs of $11.3 million, loss on debt refinancing of $18.2 million and the gain on amendment to the TRA of $15.3 million for the two months ended August 31, 2017 (Predecessor), transaction related costs of $5.7 million, loss on debt refinancing of $18.2 million and the gain on amendment to the TRA of $15.3 million for the eight months ended August 31, 2017 (Predecessor). The prior year pro forma amounts exclude the loss on debt refinancing of $3.6 million and $11.9 million for the three and nine months ended September 30, 2016 (Predecessor), respectively.

Change of Control - Pushdown Accounting
On August 31, 2017, H.I.G. sold the Purchased Shares (as defined in Note 1. "Organization") beneficially owned by H.I.G. to Bain at a purchase price per share of $19.00 for an aggregate purchase price of $502.7 million in cash pursuant to the Common Stock Purchase Agreement (as defined in Note 1. "Organization"). As of August 31, 2017, prior to giving effect to the Preferred Private Placement (as defined in Note 1. "Organization"), the Purchased Shares represented approximately 54.2% of the Company's outstanding Common Stock. As a result of the Private Sale and the Preferred Private Placement, Bain holds Series A Preferred Stock and Common Stock that collectively represented approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017, and H.I.G. and its affiliated investment funds no longer own any capital stock of the Company.
Fees associated with the change of control include fees incurred related to the Preferred Private Placement. Refer to Note 6. "Redeemable Preferred Stock", for the amount and accounting treatment of these costs.
In connection with the change of control, the Company elected to apply “pushdown” accounting by applying the guidance in Accounting Standards Codification Topic ("ASC") 805, Business Combinations. In accordance with ASC 805, all identifiable assets and liabilities of the Company were measured at and adjusted to fair value as of August 31, 2017, and similarly goodwill was recognized based on the terms of the transaction and the fair value of the new basis of the net assets of the Company.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

The aggregate amounts preliminarily recognized in connection with the application of pushdown accounting for each major class of assets and liabilities as of August 31, 2017 are as follows (in thousands):

Equity attributable to Surgery Partners, Inc.	720,606
Redeemable preferred stock	310,000
Fair value of non-controlling interests	955,481
Aggregate fair value	1,986,087
Net assets:
Cash and cash equivalents	214,206
Accounts receivable	257,373
Inventories	44,310
Prepaid expenses and other current assets	54,248
Acquisition escrow deposit	4,570
Property and equipment	386,086
Intangible assets	56,750
Goodwill	3,269,225
Investments in and advances to affiliates	64,243
Restricted invested assets	315
Long-term deferred tax asset	208,935
Long-term acquisition escrow deposit	19,600
Other long-term assets	19,427
Accounts payable	(64,921)
Accrued payroll and benefits	(52,995)
Acquisition escrow liability	(4,570)
Other current liabilities	(83,317)
Current maturities of long-term debt	(49,942)
Long-term debt, less current maturities	(2,142,375)
Long-term tax receivable agreement liability	(78,498)
Long-term acquisition escrow liability	(19,600)
Other long-term liabilities	(116,983)
Total fair value of net assets	1,986,087
The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition.
A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the intangible assets recognized.
Goodwill recognized in connection with the application of pushdown accounting was allocated to each reportable segment as follows: $3.084 billion to surgical facilities services, $152.1 million to ancillary services and $32.8 million to optical services. The total amount of the goodwill related to the application of pushdown accounting that will be deductible for tax purposes is $360.5 million.

Other 2017 Acquisitions
During the eight months ended August 31, 2017 (Predecessor), the Company completed acquisitions in existing markets of three physician practices for a combined cash purchase price of $14.2 million. In connection with these acquisitions the Company preliminarily recognized net assets of $1.1 million and goodwill of $13.1 million. The acquisitions were funded through cash from operations and proceeds from the 2014 Revolver Loan (as defined in Note 4. "Long-Term Debt").
During the one month ended September 30, 2017 (Successor), the Company completed acquisitions in existing markets of one physician practice and the assets of an endoscopy practice for a combined cash purchase price of $1.2 million. In connection with these acquisitions the Company preliminarily recognized net assets of $101,000 and goodwill of $1.2 million. The acquisitions were funded through cash from operations.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

The results of operations of the physician practices acquired are included in the Company’s results of operations beginning on the date of acquisition. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition.
4. Long-Term Debt
A summary of long-term debt follows (in thousands):

	Successor	Predecessor
	September 30, 2017	December 31, 2016

2014 Revolver Loan	$—	$85,000
2014 First Lien Credit Agreement	—	932,000
2017 Senior Secured Credit Facilities:
Revolver	—	—
Term Loan	1,283,626	—
Senior Unsecured Notes due 2021	409,821	400,000
Senior Unsecured Notes due 2025	370,000	—
Subordinated Notes	—	1,000
Notes payable and secured loans	113,547	42,521
Capital lease obligations	16,340	13,996
Less: unamortized debt issuance costs and discount	—	(32,274)
Total debt	2,193,334	1,442,243
Less: Current maturities	48,472	27,822
Total long-term debt	$2,144,862	$1,414,421
2014 Revolver Loan & 2014 First Lien Credit Agreement
On August 31, 2017 (Predecessor), the Company prepaid in full the outstanding principal of the 2014 Revolver Loan, a revolving credit facility entered into on November 3, 2014, and the 2014 First Lien Credit Agreement, a senior secured obligation of Surgery Center Holdings, Inc. entered into on November 3, 2014, with the proceeds from the 2017 Senior Secured Credit Facilities (as defined below). The total prepayment amount was $1.030 billion, which included $1.027 billion of outstanding principal and $3.0 million of accrued and unpaid interest, other fees and expenses. In connection with the prepayment, the Company recorded a loss on debt refinancing of $18.2 million for each of the two and eight month periods ending August 31, 2017 (Predecessor). The loss includes the partial write-off of unamortized debt issuance costs and discount related to the 2014 Revolver Loan and 2014 First Lien Credit Agreement and a portion of costs incurred with the 2017 Senior Secured Credit Facilities.
2014 Second Lien Credit Agreement
On March 31, 2016, the Company prepaid in full the outstanding principal of the 2014 Second Lien Credit Agreement, plus accrued and unpaid interest, with the proceeds of the issuance of the 2021 Unsecured Notes, defined below. In connection with the prepayment, the Company recorded a loss on debt refinancing of $8.3 million, for the nine months ended September 30, 2016 (Predecessor).
2017 Senior Secured Credit Facilities
On August 31, 2017 (Predecessor), SP Holdco I, Inc. and Surgery Center Holdings, Inc., each a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) providing for a $1.290 billion senior secured term loan (the “Term Loan”) and a $75.0 million revolving credit facility (the “Revolver” and, together with the Term Loan, the “2017 Senior Secured Credit Facilities”).
The Term Loan was fully drawn on August 31, 2017 (Predecessor) and the proceeds thereof were used to finance the consideration paid in the NSH Merger, to repay amounts outstanding under the Company’s then-existing 2014 First Lien Credit Agreement and 2014 Revolver Loan and amounts outstanding under the existing senior secured credit facilities of NSH, and to pay fees and expenses in connection with the foregoing and transactions related to the Transaction Agreements. The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the Credit Agreement, the Company may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver. As of September 30, 2017 (Successor), the Company's availability on the Revolver was $71.9 million (including outstanding letters of credit of $3.1 million).
The Term Loan will mature on August 31, 2024 (or, if at least 50.0% of the 2021 Unsecured Notes (as defined below) shall have not either been repaid or refinanced with permitted indebtedness having a maturity date not earlier than six months after the maturity date of the Term Loan by no later than October 15, 2020, then October 15, 2020). The Revolver will mature on August 31, 2022 (or, if at least 50.0% of

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

the 2021 Notes have not either been repaid or refinanced with permitted indebtedness having a maturity date not earlier than six months after the maturity date of the Term Loan by no later than October 15, 2020, then October 15, 2020).
Interest on the 2017 Senior Secured Credit Facilities shall bear interest at a rate per annum equal to (x) LIBOR plus a margin ranging from 3.00% to 3.25% per annum, depending on the Company's first lien net leverage ratio or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (solely with respect to the Term Loan, the alternate base rate shall not be less than 2.00% per annum)) plus a margin ranging from 2.00% to 2.25% per annum. In addition, the Company is required to pay a commitment fee of 0.50% per annum in respect of unused commitments under the Revolver.
The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan (such amortization payments will commence on or around the last business day of the fiscal quarter ending December 31, 2017). The Term Loan is subject to mandatory prepayments based on excess cash flow for the applicable fiscal year that will depend on the first lien net leverage ratio as of the last day of the applicable fiscal year, as well as upon the occurrence of certain other events, as described in the Credit Agreement. There were no excess cash flow payments required as of September 30, 2017 (Successor).
With respect to the Revolver, the Company is required to comply with a maximum consolidated total net leverage ratio of 9.50:1.00, which covenant will be tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is drawn in an aggregate amount greater than 35% of the total commitments under the Revolver. Such financial maintenance covenant is subject to an equity cure. The Credit Agreement includes customary negative covenants restricting or limiting the ability of the Company and its restricted subsidiaries, to, among other things, sell assets, alter its business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational documents, in each case, subject to customary and other agreed upon exceptions. The Credit Agreement also contains customary affirmative covenants and events of default. As of September 30, 2017 (Successor), the Company was in compliance with the covenants contained in the Credit Agreement.
The 2017 Senior Secured Credit Facilities are guaranteed, on a joint and several basis, by SP Holdco I, Inc. and each of Surgery Center Holdings, Inc.'s current and future wholly-owned domestic restricted subsidiaries (subject to certain exceptions) (the “Subsidiary Guarantors”) and are secured by a first priority security interest in substantially all of Surgery Center Holdings, Inc.'s, SP Holdco I, Inc.'s and the Subsidiary Guarantors’ assets (subject to certain exceptions).
In connection with the Term Loan and Revolver, the Company recorded debt issuance costs and discount of $18.8 million and $9.4 million, respectively, in the Predecessor period, which were eliminated with the application of pushdown accounting.
Senior Unsecured Notes due 2021
Effective March 31, 2016 (Predecessor), Surgery Center Holdings, Inc., issued $400.0 million in gross proceeds of senior unsecured notes due April 15, 2021 (the "2021 Unsecured Notes"). The 2021 Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year. The 2021 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly owned restricted subsidiaries that guarantees the 2017 Senior Secured Credit Facilities (subject to certain exceptions).
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
If Surgery Center Holdings, Inc., experiences a change in control under certain circumstances, it must offer to purchase the notes at a purchase price equal to 101.000% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase. The change of control as discussed in Note 1. "Organization", did not trigger repurchase.
The 2021 Unsecured Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

In connection with the offering of the 2021 Unsecured Notes, the Company recorded debt issuance costs of $8.4 million in the Predecessor period, which were eliminated with the application of pushdown accounting.
Senior Unsecured Notes due 2025
Effective June 30, 2017 (Predecessor), SP Finco, LLC, a wholly owned subsidiary of Surgery Center Holdings, Inc., issued $370.0 million in gross proceeds of senior unsecured notes due July 1, 2025 (the "2025 Unsecured Notes"), which gross proceeds were deposited in an escrow account (the “Escrow Account”) established at Wilmington Trust, National Association (in such capacity, the “Escrow Agent”) in the name of the trustee under the indenture governing the 2025 Unsecured Notes (the “2025 Unsecured Notes Indenture”) on behalf of the holders of the 2025 Unsecured Notes. The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2018.
In connection with the closing of the NSH Merger and the release of the proceeds from the Escrow Account, both of which occurred on August 31, 2017 (Predecessor), SP Finco, LLC merged with and into Surgery Center Holdings, Inc., with Surgery Center Holdings, Inc. surviving such merger and assuming, by operation of law, the rights and obligations of SP Finco, LLC under the 2025 Unsecured Notes and the indenture governing such notes. As of such time, the 2025 Unsecured Notes became guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.’s domestic wholly owned restricted subsidiaries that guarantees Surgery Center Holdings, Inc.’s senior secured credit facilities (subject to certain exceptions).
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
The 2025 Unsecured Notes contain customary affirmative and negative covenants, which, among other things, limit the Company’s ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
In connection with the offering of the 2025 Unsecured Notes, the Company recorded debt issuance costs of $17.3 million in the Predecessor period, which were eliminated with the application of pushdown accounting.
Subordinated Notes
On August 3, 2017 the Company redeemed in whole a subordinated debt facility of $1.0 million with a maturity date of August 4, 2017 and an interest rate of 17.00% per annum, at a price equal 100% of the $1.0 million principal amount redeemed, plus accrued and unpaid interest.
Notes Payable and Secured Loans
Certain of the Company’s subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At September 30, 2017 (Successor), the Company was in compliance with its covenants contained in the credit agreements. The Company and its subsidiaries had notes payable to financial institutions of $113.5 million and $42.5 million as of September 30, 2017 (Successor) and December 31, 2016 (Predecessor), respectively. The Company and its subsidiaries also provide a corporate guarantee of certain indebtedness of the Company’s subsidiaries.
Capital Lease Obligations
The Company is liable to various vendors for several equipment leases classified as capital leases. The carrying value of the leased assets was $19.2 million and $15.4 million as of September 30, 2017 (Successor) and December 31, 2016 (Predecessor), respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

5. Redeemable Preferred Stock
On August 31, 2017, the Company issued 310,000 shares of Series A Preferred Stock to Bain at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million. The net proceeds from the Preferred Private Placement (as defined in Note 1. "Organization") were used to finance a portion of the NSH Merger.
The accrued value of the Series A Preferred Stock is convertible into shares of Common Stock at a price per share of Common Stock equal to $19.00, subject to certain adjustments as provided in the Certificate of Designations, Preferences, Rights and Limitations of the 10.00% Series A Convertible Perpetual Participating Preferred Stock of Surgery Partners, Inc. (the “Series A Certificate of Designation”), at any time at the option of the holder. In addition, the Company may require the conversion of all, but not less than all, of the Series A Preferred Stock pursuant to the terms and conditions of the Series A Certificate of Designation, after the second anniversary of the date of issuance, if the volume weighted average closing price of the Common Stock for any twenty out of thirty consecutive trading days prior to such date, equals or exceeds $42.00 per share.
The Company cannot redeem the Series A Preferred Stock prior to the fifth anniversary of its issuance and thereafter, may redeem all, but not less than all, of the Series A Preferred Stock for cash pursuant to and subject to the terms and conditions of the Series A Certificate of Designation. The holders of Series A Preferred Stock may cause the Company to redeem the Series A Preferred Stock upon the occurrence of certain change of control transactions of the Company or the Common Stock ceasing to be listed or quoted on a trading market. The Company adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period as if it were also the redemption date. Changes in the redemption value are recognized immediately as they occur.
The Series A Preferred Stock ranks senior to the Common Stock and any other capital stock of the Company with respect to dividends, redemption and any other rights upon the liquidation, dissolution or winding up of the Company, and the holders thereof are entitled to vote with the holders of Common Stock, together as a single class, on all matters submitted to a vote of the Company’s stockholders. In addition to participating in any dividends that may be declared with respect to the Common Stock on an as-converted basis, each share of Series A Preferred Stock accrues dividends daily at a dividend rate of 10.00%, compounding quarterly, and in any given quarter, subject to certain conditions, the Board of Directors of the Company may declare a cash dividend in an amount up to 50% of the amount of the dividend that has accrued and accumulated during such quarter through the end of such quarter, and the amount of any quarterly dividend paid in cash shall not compound on the applicable date and shall not be included in the accrued value of the Series A Preferred Stock. In the event of the Company’s liquidation, dissolution or winding-up (whether voluntary of involuntary), holders of Series A Preferred Stock will be entitled to receive out of the assets of the Company available for distribution to shareholders, after satisfaction of any liabilities and obligations to creditors of the Company, with respect to each Series A Preferred Share, an amount equal to the greater of (i) $1,000.00 per share, plus dividends compounded to date, plus dividends accrued but not yet compounded and (ii) the amount that a holder of one share of Common Stock would receive, assuming the Series A Preferred Stock had converted into shares of Common Stock.
In connection with the issuance of Series A Preferred Stock in the Preferred Private Placement, the Company incurred issuance costs of $18.3 million in the Predecessor period, which were eliminated with the application of pushdown accounting.
A summary of activity related to the redeemable preferred stock for the period from September 1, 2017 to September 30, 2017 (Successor) follows (in thousands):

Successor
Balance at September 1, 2017	$310,000
Dividends accrued	2,633
Cash dividends declared	(1,316)
Mark to redemption adjustment	15,566
Balance at September 30, 2017	$326,882
6. Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with ASC 260, Earnings Per Share, based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. Beginning in the Successor period, in connection with the issuance of the Series A Preferred Stock, the Company began computing basic and diluted earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation method that determines earnings per share for common shares and participating securities according to their participation rights in dividends and undistributed earnings. Refer to Note 5. "Redeemable Preferred Stock", for further disclosure of the terms and conditions, including the participation rights, of the Series A Preferred Stock.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the period from January 1, 2017 to August 31, 2017 (Predecessor) and the period from September 1, 2017 to September 30, 2017 (Successor) follows (in thousands except share and per share amounts):

	Successor	Predecessor		Predecessor
	September 1 to September 30,	July 1 to August 31,	Three Months Ended September 30,	January 1 to August 31,	Nine Months Ended September 30,
	2017	2017	2016	2017	2016

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(9,140)	$(4,444)	$(2,338)	$(11,669)	$(7,409)
Less: amounts allocated to participating securities (1)	2,633	—	—	—	—
Less: mark to redemption adjustment	15,566	—	—	—	—
Net loss attributable to common stockholders	$(27,339)	$(4,444)	$(2,338)	$(11,669)	$(7,409)

Denominator:
Weighted average shares outstanding- basic	48,314,746	48,146,611	48,019,652	48,121,404	48,018,706
Effect of dilutive securities (2)	—	—	—	—	—
Weighted average shares outstanding- diluted	48,314,746	48,146,611	48,019,652	48,121,404	48,018,706

Loss per share:
Basic	$(0.57)	$(0.09)	$(0.05)	$(0.24)	$(0.15)
Diluted (2)	$(0.57)	$(0.09)	$(0.05)	$(0.24)	$(0.15)

Dilutive securities outstanding not included in the computation of (loss) earnings per share as their effect is antidilutive:
Stock options	—	—	586	—	345
Restricted shares	112,529	34,506	369,545	105,944	337,915
Convertible preferred stock	—	N/A	N/A	N/A	N/A
(1) Amounts allocated to participating securities includes dividends accrued during the Successor period for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses. There were no participating securities during the Predecessor periods.
(2) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in each period.
7. Commitments and Contingencies
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Laws and Regulations
Laws and regulations governing the Company's business, including those relating to the Medicare and Medicaid programs, are complex and subject to interpretation. These laws and regulations govern every aspect of how the Company's surgical facilities conduct their operations, from licensing requirements to how and whether the Company's facilities may receive payments pursuant to the Medicare and Medicaid programs. Compliance with such laws and regulations can be subject to future government agency review and interpretation as well as legislative changes to such laws. Noncompliance with such laws and regulations may subject the Company to significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs. From time to time, governmental regulatory agencies will conduct inquiries of the Company's practices, including, but not limited to, the Company's compliance with federal and state fraud and abuse laws, billing practices and relationships with physicians. It is the Company's current practice and future intent to cooperate fully with such inquiries. The Company is not aware of any such inquiry that would have a material adverse effect on the Company's business, financial position, results of operations or liquidity. In addition, on October 23, 2017, the Company received a civil investigative demand (“CID”) from the federal government under the False Claims Act (“FCA”) for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. The Company intends to respond to the CID and cooperate with the U.S. Attorney’s Office in connection with the FCA investigation.
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
Contingent Consideration
Pursuant to a purchase agreement dated December 24, 2009 (“the Purchase Agreement”), the Company acquired controlling interests in 36 business entities in various Florida locations which operate freestanding ASCs and provided anesthesia and pain management services (“the 2009 Acquisition”). The Purchase Agreement provided for maximum potential contingent consideration of up to $10.0 million based on operating results subsequent to the acquisition for the period from January 1, 2010 to December 31, 2010. Pursuant to the Purchase Agreement, the contingent consideration is payable as principal under a Subordinated Promissory Note, the form of which was delivered concurrent with the Purchase Agreement. The balance remains outstanding due to ongoing litigation as a result of a civil claim. The Company has made indemnification claims against the seller exceeding the amount of the contingent consideration liability, which the Company has a contractual right of offset against. Based on a court order in December 2016, the Company removed the contingent consideration liability on its consolidated balance sheets at December 31, 2016 (Predecessor). On April 20, 2017, a settlement was reached between the two parties resulting in the Company receiving $3.9 million of which $2.7 million was paid from the escrow funds set up at the time of purchase and $1.2 million was paid by the seller. During the second quarter (Predecessor) the Company recorded a gain on litigation settlement of $3.8 million for the settlement amount, net of legal costs.
In connection with an acquisition during the three months ended June 30, 2016, pursuant to the applicable purchase agreement, the Company must pay consideration to the prior owners of the applicable facility should the requirements for continuing employment agreed to in the purchase agreement be met. As of September 30, 2017 (Successor), the Company estimates it may have to pay $15.7 million in future contingent acquisition compensation expense over the remaining performance periods. The contingent acquisition compensation expense is recognized as a component of general and administrative expense in the condensed consolidated statements of operations and was $1.2 million and $5.1 million for the two and eight months ended August 31, 2017 (Predecessor), respectively and $605,000 for the one month ended

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

September 30, 2017 (Successor). For the prior year, contingent acquisition compensation expense was $1.5 million and $3.1 million for the three and nine months ended September 30 2016, respectively.
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
The Company operates in three major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities, the operation of optical services and the operation of ancillary services, which includes physician practices, a diagnostic laboratory and a specialty pharmacy. "All other" primarily consists of the Company's corporate general and administrative functions.
Adjusted EBITDA is the primary profit/loss metric reviewed by the CODM in making key business decisions and on allocation of resources. The segment disclosures below provide a reconciliation from Adjusted EBITDA to income before income taxes, its most directly comparable GAAP financial measure, in the reported condensed consolidated financial information.
The following tables present financial information for each reportable segment (in thousands):

	Successor	Predecessor		Predecessor
	September 1 to September 30,	July 1 to August 31,	Three Months Ended September 30,	January 1 to August 31,	Nine Months Ended September 30,
	2017	2017	2016	2017	2016
Revenues:
Surgical facility services	$125,595	$167,765	$256,795	$688,725	$766,248
Ancillary services	5,775	4,409	22,684	52,261	62,967
Optical services	888	1,905	3,203	7,629	10,222
Total revenues	$132,258	$174,079	$282,682	$748,615	$839,437

	Successor	Predecessor		Predecessor
	September 1 to September 30,	July 1 to August 31,	Three Months Ended September 30,	January 1 to August 31,	Nine Months Ended September 30,
	2017	2017	2016	2017	2016
Adjusted EBITDA:
Surgical facility services	$20,947	$27,726	$53,347	$125,912	$153,318
Ancillary services	(1,265)	(10,737)	2,573	(6,526)	9,141
Optical services	193	555	1,276	2,214	3,004
All other	(5,033)	(9,142)	(12,448)	(36,036)	(36,258)
Total Adjusted EBITDA (1)	14,842	8,402	44,748	85,564	129,205

Net income attributable to non-controlling interests	6,492	8,813	16,672	42,087	54,392
Depreciation and amortization	(3,330)	(7,599)	(9,713)	(30,124)	(28,984)
Interest expense, net	(15,883)	(18,147)	(26,475)	(68,929)	(74,863)
Non-cash stock compensation expense	(1,683)	(1,628)	(691)	(3,697)	(1,326)
Contingent acquisition compensation expense	(605)	(1,210)	(1,530)	(5,057)	(3,060)
Merger transaction, integration and practice acquisition costs (2)	(3,457)	(2,949)	(2,471)	(7,677)	(8,579)
Gain on litigation settlement	—	—	—	3,794	—
Gain on acquisition escrow release	—	1,000	—	1,000	—
Loss on disposal or impairment of long-lived assets, net	(333)	(114)	(572)	(1,715)	(1,697)
Gain on amendment to tax receivable agreement	1,098	15,294	—	15,294	—
Tax receivable agreement expense	—	—	(3,733)	—	(3,733)
Loss on debt refinancing	—	(18,211)	(3,595)	(18,211)	(11,876)
(Loss) income before income taxes	$(2,859)	$(16,349)	$12,640	$12,329	$49,479

(1) The above table reconciles Adjusted EBITDA to income before income taxes as reflected in the unaudited condensed consolidated statements of operations.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

When the Company uses the term “Adjusted EBITDA,” it is referring to income before income taxes minus (a) net income attributable to non-controlling interests plus (b) depreciation and amortization, (c) interest expense, net, (d) non-cash stock compensation expense, (e) contingent acquisition compensation expense, (f) merger transaction, integration and practice acquisition costs, minus (g) gain on litigation settlement, (h) gain on acquisition escrow release, plus (i) loss on disposal or impairment of long-lived assets, net, minus (j) gain on amendment to tax receivable agreement, plus (k) tax receivable agreement expense and (l) loss on debt refinancing. The Company uses Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by the Company’s management to assess operating performance, make business decisions and allocate resources. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that the Company consolidates for financial reporting purposes. The Company believes that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors the Company's portion of Adjusted EBITDA generated by its surgical facilities and other operations.
Adjusted EBITDA is not a measurement of financial performance under GAAP, and should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating the Company's financial performance. The Company believes such adjustments are appropriate, as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. The Company's calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
(2) This amount includes merger transaction and integration costs of $3.0 million for the one month ended September 30, 2017 (Successor), $2.3 million and $5.6 million for the two and eight months ended August 31, 2017 (Predecessor), respectively, and $1.9 million and $6.4 million for the three and nine months ended September 30, 2016, respectively.
This amount includes practice acquisition costs of $474,000 for the one month ended September 30, 2017 (Successor), $606,000 and $2.1 million for the two and eight months ended August 31, 2017 (Predecessor), respectively, and $607,000 and $2.2 million for the three and nine months ended September 30, 2016, respectively.

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Assets:
Surgical facility services	$3,969,584	$1,914,842
Ancillary services	183,288	184,002
Optical services	43,451	22,478
Total	4,196,323	2,121,322

All other	405,531	183,636
Total assets	$4,601,854	$2,304,958

	Successor	Predecessor
	September 1 to September 30,	January 1 to August 31,	Nine Months Ended September 30,
	2017	2017	2016
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$1,613	$14,582	$21,151
Ancillary services	2	1,875	3,450
Optical services	23	73	323
Total	$1,638	$16,530	$24,924

All other	202	2,243	3,453
Total cash purchases of property and equipment, net	$1,840	$18,773	$28,377

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
Unless otherwise indicated or the context otherwise requires, references herein to the “Company”, “Surgery Partners”, “we”, “us” and “our” refer: (i) immediately prior to the Reorganization, to Surgery Center Holdings, LLC and its consolidated subsidiaries, including Surgery

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

Center Holdings, Inc., (ii) immediately following the Reorganization but immediately prior to the consummation of the NSH Merger, to Surgery Partners, Inc. and its consolidated subsidiaries, including Surgery Center Holdings, LLC and Surgery Center Holdings, Inc., and, (iii) immediately following the consummation of the NSH Merger, to Surgery Partners, Inc. and its consolidated subsidiaries, including Surgery Center Holdings, LLC, Surgery Center Holdings, Inc. and NSH.
Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Partners, Inc., and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term “employees” refers to employees of affiliates of Surgery Partners, Inc.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, as well as our expectations regarding the benefits of the NSH Merger, including the projected synergies thereof, the performance of our business and other non-historical statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation: (i) reductions in payments from government healthcare programs and managed care organizations; (ii) inability to contract with private third-party payors; (iii) changes in our payor mix or surgical case mix; (iv) failure to maintain relationships with our physicians; (v) payor controls designed to reduce the number of surgical procedures; (vi) inability to integrate operations of acquired surgical facilities, attract new physician partners, or acquire additional surgical facilities; (vii) shortages or quality control issues with surgery-related products, equipment and medical supplies; (viii) competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; (ix) inability to enforce non-compete restrictions against our physicians; (x) material liabilities incurred as a result of acquiring surgical facilities; (xi) litigation or medical malpractice claims; (xii) changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; (xiii) substantial payments we expect to be required to make under the TRA; and (xiv) other risks and uncertainties described in this report, and set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on August 9, 2017 and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
As of November 9, 2017, we owned and operated a national network of surgical facilities, physician practices and a suite of ancillary services in 32 states. Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. Our surgical hospitals provide services, such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Our portfolio of outpatient surgical facilities is complemented by our suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. These ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services. As a result, we believe we are well positioned to benefit from rising consumerism and payors’ and patients’ focus on the delivery of high quality care and superior clinical outcomes in the lowest cost and care setting.
As of November 9, 2017, we owned or operated, primarily in partnership with physicians, a portfolio of 124 surgical facilities comprised of 104 ASCs and twenty surgical hospitals across 32 states. We owned a majority interest in 85 of the surgical facilities and consolidated 109 of these facilities for financial reporting purposes. In addition to surgical facilities, we owned or operated a network of 60 physician practices as of November 9, 2017. For the nine months ended September 30, 2017, approximately 332,000 surgical procedures were performed in our surgical facilities, generating approximately $814.3 million in revenue.
On August 31, 2017, we completed the acquisition of NSH Holdco, Inc. (“NSH”). Pursuant to the terms of the Agreement and Plan of Merger, dated as of May 9, 2017, by and among us, SP Merger Sub, Inc., a wholly owned subsidiary of the Company, NSH, and IPC / NSH, L.P. (solely in its capacity as sellers’ representative), as amended by that certain Letter Amendment, dated as of July 7, 2017 (as amended, the “NSH Merger Agreement”), SP Merger Sub, Inc. merged with and into NSH with NSH continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “NSH Merger”). Also on August 31, 2017, (i) we completed the sale and issuance of 310,000 shares of the Company's preferred stock, par value $0.01 per share, designated as 10.00% Series A Convertible Perpetual Participating Preferred Stock (the “Series A Preferred Stock”) to BCPE Seminole Holdings LP (“Bain”), an affiliate of Bain Capital Private Equity, at a purchase price of $1,000 per share in cash (the “Preferred Private Placement”) pursuant to the Securities Purchase Agreement, dated as of May 9, 2017, by and between the Company and Bain (the “Preferred Stock Purchase Agreement”), and (ii) Bain completed its purchase of 26,455,651 shares (the “Purchased Shares”) of the Company's common stock, par value $0.01 per share, (the “Common Stock”) from H.I.G. Surgery Centers,

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

LLC (“H.I.G.”), at a purchase price of $19.00 per share in cash (the “Private Sale”) pursuant to the Stock Purchase Agreement, dated as of May 9, 2017, by and among the Company, Bain, H.I.G., and H.I.G. Bayside Debt & LBO Fund II L.P. (for the purposes stated therein)(the “Common Stock Purchase Agreement” and together with the NSH Merger Agreement, the Preferred Stock Purchase Agreement and the other agreements and documents executed in connection therewith, the “Transaction Agreements”). As a result of the Preferred Private Placement and the Private Sale, Bain became our controlling stockholder, holding Series A Preferred Stock and Common Stock that collectively represent approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017, and H.I.G. and its affiliated investment funds no longer own any capital stock of the Company.
As noted in the notes to the consolidated financial statements included previously in this report, in connection with the change of control effected by the Private Sale, we elected to apply “pushdown” accounting. For the purposes of management's discussion and analysis of financial condition and results of operations we have combined the Predecessor and Successor periods (each as defined in Note 1. "Organization" of our condensed consolidated financial statements), where applicable, as presented within the condensed consolidated financial statements and the accompanying notes.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the nine months ended September 30, 2017, we completed acquisitions of four physician practices in existing markets and the assets of an endoscopy practice, for an aggregate investment of $15.4 million.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Patient service revenues:
Surgical facilities revenues	95.5%	90.4%	91.4%	90.6%
Ancillary services revenues	2.7%	8.0%	7.0%	7.5%
	98.2%	98.4%	98.4%	98.1%
Other service revenues:
Optical services revenues	1.1%	1.1%	1.0%	1.2%
Other	0.7%	0.5%	0.6%	0.7%
	1.8%	1.6%	1.6%	1.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

During the third quarter of 2017, we experienced lower than expected revenue and incurred certain expenses related to Hurricanes Harvey and Irma, primarily driven by electrical outages at, and temporary closures of, certain of our facilities in affected areas. While all affected facilities are currently open and our operations have returned to normal, we anticipate residual impact from the hurricanes in the fourth quarter 2017. We expect the total impact from the hurricanes during the second half of 2017 to be approximately a $7.0 million to $9.0 million decrease in expected revenue.
Additionally, in the third quarter of 2017, we incurred a non-recurring adjustment to revenue of $15.6 million that was attributable to an increase in reserves for certain accounts receivables. This increase in reserves resulted from certain known events and actions during the third quarter of 2017 related to select payors primarily in our ancillary services segment. Upon consideration of such additional information, related receivables were determined to have a low likelihood of collection. The majority of this adjustment relates to receivables with balances from the first quarter of 2016 and prior. We believe we have accounted for all necessary reserve adjustments at this time.
On a normalized basis, net revenues for the three and nine months ended September 30, 2017 were $329.9 million and $904.4 million.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

The following table reconciles normalized revenues to revenues, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Condensed Consolidated Statements of Operations Data:
Revenues	$306,337	$282,682	$880,873	$839,437
Hurricane estimated impact	8,000	—	8,000	—
Reserve adjustment	15,572	—	15,572	—
Normalized Revenues	$329,909	$282,682	$904,445	$839,437

Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Private insurance payors	50.8%	50.6%	50.0%	50.9%
Government payors	39.9%	40.2%	41.0%	40.2%
Self-pay payors	2.7%	1.9%	2.3%	1.7%
Other payors (1)	6.6%	7.3%	6.7%	7.2%
Total	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Gastrointestinal	22.8%	22.3%	23.2%	21.9%
General surgery	2.8%	2.4%	2.5%	2.4%
Ophthalmology	28.8%	29.8%	28.5%	29.8%
Orthopedic and pain management	33.9%	31.6%	33.5%	31.6%
Other	11.7%	13.9%	12.3%	14.3%
Total	100.0%	100.0%	100.0%	100.0%

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

Case Growth
Same-facility Information
Same-facility revenues include revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior period) along with the revenues from our ancillary services comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services that complement our surgical facilities in our existing markets. The below table reflects the pro forma effect of the NSH acquisition for a full period in both the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cases (2)	$138,798	$139,247	$410,331	$405,051
Case growth	(0.3)%	N/A	1.3%	N/A
Revenue per case (2)	$3,245	$3,143	$3,263	$3,128
Revenue per case growth	3.3%	N/A	4.3%	N/A
Number of facilities	112	N/A	110	N/A
(2) The table above includes normalization impact of the hurricanes and the non-recurring adjustment to revenue on the same-facility information of $23.6 million in revenues and 2,828 cases for both the three and nine months ended September 30, 2017.
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
Adjusted EBITDA is the primary profit/loss metric reviewed by the CODM in making key business decisions and on allocation of resources. We have provided a reconciliation from Adjusted EBITDA back to income before income taxes in the reported condensed consolidated financial information.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Surgical facility services	$293,360	$256,795	$814,320	$766,248
Ancillary services	10,184	22,684	58,036	62,967
Optical services	2,793	3,203	8,517	10,222
Total revenues	$306,337	$282,682	$880,873	$839,437

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Surgical facility services	$48,673	$53,347	$146,859	$153,318
Ancillary services	(12,002)	2,573	(7,791)	9,141
Optical services	748	1,276	2,407	3,004
All other	(14,175)	(12,448)	(41,069)	(36,258)
Total adjusted EBITDA (1)	23,244	44,748	100,406	129,205

Net income attributable to non-controlling interests	15,305	16,672	48,579	54,392
Depreciation and amortization	(10,929)	(9,713)	(33,454)	(28,984)
Interest expense, net	(34,030)	(26,475)	(84,812)	(74,863)
Non-cash stock compensation expense	(3,311)	(691)	(5,380)	(1,326)
Contingent acquisition compensation expense	(1,815)	(1,530)	(5,662)	(3,060)
Merger transaction, integration and practice acquisition costs (2)	(6,406)	(2,471)	(11,134)	(8,579)
Gain on litigation settlement	—	—	3,794	—
Gain on acquisition escrow release	1,000	—	1,000	—
Loss on disposal or impairment of long-lived assets, net	(447)	(572)	(2,048)	(1,697)
Gain on amendment to tax receivable agreement	16,392	—	16,392	—
Tax receivable agreement expense	—	(3,733)	—	(3,733)
Loss on debt refinancing	(18,211)	(3,595)	(18,211)	(11,876)
(Loss) income before income taxes	$(19,208)	$12,640	$9,470	$49,479

(1) The above table reconciles Adjusted EBITDA to income before income taxes as reflected in the unaudited condensed consolidated statements of operations.
When we use the term “Adjusted EBITDA,” it is referring to income before income taxes minus (a) net income attributable to non-controlling interests plus (b) depreciation and amortization, (c) interest expense, net, (d) non-cash stock compensation expense, (e) contingent acquisition compensation expense, (f) merger transaction, integration and practice acquisition costs, minus (g) gain on litigation settlement, (h) gain on acquisition escrow release, plus (i) loss on disposal or impairment of long-lived assets, net, minus (j) gain on amendment to tax receivable agreement, plus (k) tax receivable agreement expense and (l) loss on debt refinancing. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by management to assess operating performance, make business decisions and allocate resources. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. We believe that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of Adjusted EBITDA generated by its surgical facilities and other operations.
Adjusted EBITDA is not a measurement of financial performance under GAAP, and should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating our financial performance. We believe such adjustments are appropriate, as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
(2) This amount includes merger transaction and integration costs of $5.3 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively, and practice acquisition costs of $1.1 million and $607,000 for the three months ended September 30, 2017 and 2016, respectively.
This amount includes merger transaction and integration costs of $8.6 million and $6.4 million for the nine months ended September 30, 2017 and 2016, respectively, and practice acquisition costs of $2.6 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

	September 30, 2017	December 31, 2016
Assets:
Surgical facility services	3,969,584	1,914,842
Ancillary services	183,288	184,002
Optical services	43,451	22,478
Total	4,196,323	2,121,322

All other	405,531	183,636
Total assets	4,601,854	2,304,958

	Nine Months Ended September 30,
	2017	2016
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$16,196	$21,151
Ancillary services	1,877	3,450
Optical services	96	323
Total	$18,169	$24,924

All other	$2,444	$3,453
Total cash purchases of property and equipment, net	$20,613	$28,377
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
As of September 30, 2017 we held less than a majority economic interest in five surgical facilities, three anesthesia practices and three physician practices over which we exercise controlling influence. Controlling influence includes financial interests, duties, rights and responsibilities for the day-to-day management of the entity. We also consider the relevant sections of the Accounting Standard Codification ("ASC") 810, Consolidation, to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. As we were the primary beneficiary, we consolidated the above 11 entities at September 30, 2017.
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
SEPTEMBER 30, 2017

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
We estimate our allowances for doubtful accounts using similar information and analysis. While we believe that our allowances for contractual adjustments and doubtful accounts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations. Because in most cases we have the ability to verify a patient’s insurance coverage before services are rendered, and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal. Our net accounts receivable reflected allowances for doubtful accounts of $2.0 million and $29.9 million at September 30, 2017 and December 31, 2016, respectively. The decrease is due to the application of pushdown accounting.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 63 days for the nine months ended September 30, 2017 and 70 days for the year ended December 31, 2016.
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
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay payors as a percentage of total revenues were approximately 2.1% and 1.6% for the nine months ended September 30, 2017 and 2016, respectively.
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
SEPTEMBER 30, 2017

tax jurisdictions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.
As of September 30, 2017, we maintained a valuation allowance against certain state NOLs and capital losses for which we believe it is more likely than not that they will not be realized. On a quarterly basis, we continue to monitor results. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
For the nine months ended September 30, 2017, we recorded income tax expense at a rate of approximately (193.2)% of income before income taxes.  As a percentage of net income after income attributable to non-controlling interests, we expect the tax rate for the year to be between 41% and 42%. Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50.0% of a corporation’s “stock” by its “5-percent shareholders” (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. As a result of the Symbion acquisition, approximately $179 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the NovaMed acquisition, approximately $17 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of the NSH acquisition, approximately $20.5 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. The sale of H.I.G.’s shares to Bain in connection with the Private Sale resulted in an ownership change as defined in Section 382. As a result, approximately $449.7 million in NOL carryforwards are subject to an annual Section 382 base limitation of $14.2 million. At this time, we do not believe this limitation, when combined with amounts allowable due to net unrecognized built in gains, will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.
On May 9, 2017, we entered into an agreement with H.I.G. (in its capacity as the stockholders representative) to amend that certain Income Tax Receivable Agreement, dated September 30, 2015 (as amended, the “TRA”), by and between the Company, H.I.G. (in its capacity as the stockholders representative) and the other parties referred to therein, which amendment became effective on August 31, 2017. The TRA was initially entered into in connection with the Reorganization undertaken to facilitate our initial public offering. Pursuant to the amendment to the TRA, we agreed to make payments to H.I.G. in its capacity as the stockholders representative pursuant to a fixed payment schedule. The amounts payable under the TRA are calculated as the product of (i) an annual base amount and (ii) the maximum corporate federal income tax rate for the applicable year plus three percent. The amounts payable under the TRA are related to our projected realized tax savings over the next five years and are not dependent on our actual tax savings. Amounts payable pursuant to the TRA will be adjusted downward in the event that the maximum corporate federal income tax rate is reduced. To the extent that we are unable to make payments under the TRA and such inability is a result of the terms of credit agreements and other debt documents that are materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 500 basis points until paid. If the terms of such credit agreements and other debt documents cause us to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid.

As a result of the amendment to the TRA, we were required to value the liability under the TRA by discounting the fixed payment schedule using our incremental borrowing rate. During the three and nine months ended September 30, 2017, we recognized a reduction in the carrying value of the TRA liability of $43.9 million, with $15.3 million of the reduction recorded to a gain on amendment of TRA and $28.6 million recorded as a reduction to the goodwill recorded in connection with the application of pushdown accounting related to the change of control (discussed in Note 1. "Organization" of our condensed consolidated financial statements included previously in this report).
Assuming our effective tax rate is 38% throughout the term of the TRA, we estimate that the total amounts payable under the TRA will be approximately $120.5 million. Prior to the effectiveness of the amendment to the TRA, the amounts payable under the TRA varied depending upon a number of factors, including the amount, character and timing of our taxable income. We estimated the total amounts payable would be approximately $123.4 million, if the tax benefits of related deferred tax assets were ultimately realized. The amounts payable were recognized during 2015 in conjunction with the release of our valuation allowance recorded against the deferred tax assets.
On September 8, 2017, in connection with the resignation of our former Chief Executive Officer, Michael Doyle, Mr. Doyle entered into a TRA Waiver and Assignment Agreement (the “CEO TRA Assignment Agreement”) with the Company, pursuant to which we accepted the assignment of 50% of Mr. Doyle’s (and his affiliates’) interest in future payments to which such parties were entitled pursuant to the TRA, in exchange for an upfront payment of approximately $5.1 million, in the aggregate, as set forth in the CEO TRA Assignment Agreement. On September 15, 2017 (Successor), certain of our employees entered into TRA Waiver and Assignment Agreements with the Company (collectively, the “Employee TRA Assignment Agreements” and together with the CEO TRA Assignment Agreement, the “TRA Assignment Agreements”), pursuant to which we made upfront payments of approximately $4.8 million in the aggregate, in exchange for the assignment of 100% of each such employee’s interest in future payments to which such employee was entitled pursuant to the TRA. During the period from September 1, 2017 to September 30, 2017, we recognized an aggregate gain of $1.1 million as a result of the TRA Assignment Agreements.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

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
Off-Balance Sheet Arrangements
From time to time, we guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest. In most instances of these guarantees, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing. At September 30, 2017, we did not guarantee any debt of our non-consolidated surgical facilities.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

Results of Operations
The following tables summarize certain results from the statements of operations for the three and nine months ended September 30, 2017 and 2016. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$306,337	100.0%	$282,682	100.0%
Operating expenses:
Cost of revenues	246,696	80.5%	201,394	71.2%
General and administrative expenses (1)	20,378	6.7%	14,985	5.3%
Depreciation and amortization	10,929	3.6%	9,713	3.4%
Provision for doubtful accounts	8,524	2.8%	8,514	3.0%
Income from equity investments	(1,608)	(0.5)%	(1,167)	(0.4)%
Loss on disposal or impairment of long-lived assets, net	447	0.1%	572	0.2%
Merger transaction and integration costs	5,326	1.7%	1,864	0.7%
Loss on debt refinancing	18,211	5.9%	3,595	1.3%
Gain on acquisition escrow release	(1,000)	(0.3)%	—	—%
Electronic health records incentive income	4	—%	364	0.1%
Total operating expenses	307,907	100.5%	239,834	84.8%
Operating (loss) income	(1,570)	(0.5)%	42,848	15.2%
Gain on amendment to tax receivable agreement	16,392	5.4%	—	—%
Tax receivable agreement expense	—	—%	(3,733)	(1.3)%
Interest expense, net	(34,030)	(11.1)%	(26,475)	(9.4)%
(Loss) income before income taxes	(19,208)	(6.3)%	12,640	4.5%
Income tax benefit	(20,929)	(6.8)%	(1,694)	(0.6)%
Net income	1,721	0.6%	14,334	5.1%
Less: Net income attributable to non-controlling interests	(15,305)	(5.0)%	(16,672)	(5.9)%
Net loss attributable to Surgery Partners, Inc.	$(13,584)	(4.4)%	$(2,338)	(0.8)%
(1) Includes contingent acquisition compensation expense of $1.8 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

	Nine Months Ended September 30,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$880,873	100.0%	$839,437	100.0%
Operating expenses:
Cost of revenues	675,096	76.6%	606,949	72.3%
General and administrative expenses (1)	54,574	6.2%	42,205	5.0%
Depreciation and amortization	33,454	3.8%	28,984	3.5%
Provision for doubtful accounts	19,987	2.3%	15,931	1.9%
Income from equity investments	(3,860)	(0.4)%	(3,007)	(0.4)%
Loss on disposal or impairment of long-lived assets, net	2,048	0.2%	1,697	0.2%
Merger transaction and integration costs	8,567	1.0%	6,361	0.8%
Loss on debt refinancing	18,211	2.1%	11,876	1.4%
Gain on litigation settlement	(3,794)	(0.4)%	—	—%
Gain on acquisition escrow release	(1,000)	(0.1)%	—	—%
Electronic health records incentive (income) expense	(298)	—%	269	—%
Other (income) expense	(2)	—%	97	—%
Total operating expenses	802,983	91.2%	711,362	84.7%
Operating income	77,890	8.8%	128,075	15.3%
Gain on amendment to tax receivable agreement	16,392	1.9%	—	—%
Tax receivable agreement expense	—	—%	(3,733)	(0.4)%
Interest expense, net	(84,812)	(9.6)%	(74,863)	(8.9)%
Income before income taxes	9,470	1.1%	49,479	5.9%
Income tax (benefit) expense	(18,300)	(2.1)%	2,496	0.3%
Net income	27,770	3.2%	46,983	5.6%
Less: Net income attributable to non-controlling interests	(48,579)	(5.5)%	(54,392)	(6.5)%
Net loss attributable to Surgery Partners, Inc.	$(20,809)	(2.4)%	$(7,409)	(0.9)%
(1) Includes contingent acquisition compensation expense of $5.7 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Overview. During the three months ended September 30, 2017, our revenues were $306.3 million compared to $282.7 million for the three months ended September 30, 2016. Revenue growth for the period was primarily attributable to the acquisition of NSH (closed on August 31, 2017) which added 22 surgical facilities to our portfolio. We incurred a net loss attributable to Surgery Partners, Inc. of $13.6 million for the 2017 period, compared to $2.3 million for the 2016 period. During the 2017 period we experienced lower than expected revenue and incurred certain expenses related to Hurricanes Harvey and Irma, primarily driven by electrical outages at, and temporary closures of, certain of our facilities in affected areas resulting in an estimated loss of approximately 2,828 cases. We estimate the total impact from the hurricanes during the second half of 2017 to be a decrease of approximately $7.0 million to $9.0 million in expected revenue, with a majority of the impact being recognized in the third quarter. Additionally, in the 2017 period, subsequent to the Preferred Private Placement, we, as part of a review of operations undertaken to create a solid foundation to support our long-term growth objectives, incurred a non-recurring expense of $15.6 million associated with an increase in reserves for certain accounts receivables. This increase in reserves resulted from certain known events and actions during the third quarter of 2017 related to select payors primarily in our ancillary services segment. Upon consideration of such additional information, related receivables were determined to have a low likelihood of collection. The majority of this adjustment related to receivables with balances from the first quarter of 2016 and prior. We believe we have accounted for all necessary reserve adjustments at this time. Excluding these items from the 2017 period, we achieved revenue growth of 16.7%.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

Revenues. Revenues for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Dollar Variance	Percent Variance

Patient service revenues	$300,763	$278,195	$22,568	8.1%
Optical service revenues	2,794	3,203	(409)	(12.8)%
Other service revenues	2,780	1,284	1,496	116.5%
Total revenues	$306,337	$282,682	$23,655	8.4%
Patient service revenues increased 8.1% to $300.8 million for the three months ended September 30, 2017 compared to $278.2 million for the three months ended September 30, 2016. The increase in patient service revenues was primarily attributable to the acquisition of NSH.
Cost of Revenues. Cost of revenues increased to $246.7 million for the three months ended September 30, 2017 compared to $201.4 million for the three months ended September 30, 2016. The increase was primarily attributable to the integration of acquisitions completed after September 30, 2016 (including the acquisition of NSH) and an increase in higher acuity case mix. As a percentage of revenues, cost of revenues were 80.5% for the 2017 period and 71.2% for the 2016 period.
General and Administrative Expenses. General and administrative expenses were $20.4 million for the three months ended September 30, 2017 compared to $15.0 million for the three months ended September 30, 2016. The increase was primarily due to an increase in stock compensation expense, costs incurred related to the planned relocation of the corporate office in Nashville, TN and the integration of NSH during the period. As a percentage of revenues, general and administrative expenses were 6.7% for the 2017 period compared to 5.3% for the 2016 period.
Depreciation and Amortization. Depreciation and amortization increased to $10.9 million for the three months ended September 30, 2017 compared to $9.7 million for the three months ended September 30, 2016. As a percentage of revenues, depreciation and amortization expenses were 3.6% for the 2017 period and 3.4% for the 2016 period. The increase was attributable to the addition of 22 surgical facilities in connection with the acquisition of NSH.
Provision for Doubtful Accounts. The provision for doubtful accounts was $8.5 million for each of the three months ended September 30, 2017 and September 30, 2016. As a percentage of revenues, the provision for doubtful accounts was 2.8% for the 2017 period and 3.0% for the 2016 period. The increase was attributable to the addition of 22 surgical facilities in connection with the acquisition of NSH.
Income from Equity Investments. The income from equity investments was $1.6 million for the three months ended September 30, 2017 and $1.2 million for the three months ended September 30, 2016. The increase was attributable to the addition of 4 minority owned surgical facilities (equity method investments) in connection with the acquisition of NSH.
Loss on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was $447,000 for the three months ended September 30, 2017 compared to $572,000 for the three months ended September 30, 2016.
Merger Transaction and Integration Costs. We incurred $5.3 million of merger transaction and integration costs related to the integration of our acquisitions for the three months ended September 30, 2017 compared to $1.9 million for the three months ended September 30, 2016. The increase is primarily related to the costs incurred in connection with the acquisition of NSH.
Loss on Debt Refinancing. The loss on debt refinancing was $18.2 million for the three months ended September 30, 2017 compared to $3.6 million for the three months ended September 30, 2016. The increase was due to the prepayment in whole of the outstanding principal of the 2014 Revolver Loan and the 2014 First Lien Credit Agreement, with the proceeds from the 2017 Senior Secured Credit Facilities.
Operating (Loss) Income. Our operating income margin for the three months ended September 30, 2017 was (0.5)% compared to 15.2% during the three months ended September 30, 2016. During the three months ended September 30, 2017, we recorded a loss on debt refinancing of $18.2 million, merger transaction and integration costs related to acquisitions of $5.3 million, contingent acquisition compensation expense of $1.8 million and a loss on disposal of long-lived assets of $447,000. Further, the 2017 period included the impact of hurricanes Irma and Harvey and the impact associated with an increase in reserves for certain accounts receivables, the combination of these items resulted in a one time reduction to operating income of $23.2 million. Excluding the impact of these items, our operating income margin was 15.5% for the three months ended September 30, 2017.
During the three months ended September 30, 2016, we recorded $1.9 million of merger transaction and integration costs related to acquisitions, loss on debt refinancing of $3.6 million, contingent acquisition compensation expense of $1.5 million and a loss on disposal of long-lived assets of $0.6 million. Excluding the impact of these items, our operating income margin was 17.8% for the three months ended September 30, 2016.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

The decline was primarily related to an unfavorable payor mix shift on our higher acuity cases resulting in higher supply costs with lower reimbursement rates.
Tax Receivable Agreement Gain. During the three months ended September 30, 2017, we recognized a tax receivable agreement gain of $16.4 million. We recognized this gain as a result of the amendment of the TRA and the TRA Assignment Agreements.
Tax Receivable Agreement Expense. We incurred tax receivable agreement expense of $3.7 million for the three months ended September 30, 2016. The 2016 expense was recorded to update the initial estimated liability for the filed tax returns and final 2015 tax losses that are included in the amounts payable under the TRA.
Interest Expense, Net. Interest expense, net, was $34.0 million for the three months ended September 30, 2017 compared to $26.5 million for the three months ended September 30, 2016. As a percentage of revenues, interest expense, net was 11.1% for the 2017 period compared to 9.4% for the 2016 period. The increase relates to our refinancing of our Senior Secured Credit Agreement and the issuance of our 2025 Senior Unsecured Notes, further discussed in Note 4. "Long-Term Debt" of our condensed consolidated financial statements included previously in this report.
Income Tax Benefit.  The income tax benefit was $20.9 million for the three months ended September 30, 2017 compared to $1.7 million for the three months ended September 30, 2016. The effective tax rate was 109.0% for the three months ended September 30, 2017 compared to (13.4)% for the three months ended September 30, 2016. As a percentage of net income after income attributable to non-controlling interests, we expect the tax rate for the year to be between 41% and 42%. Based upon the application of interim accounting guidance, however, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $15.3 million for the three months ended September 30, 2017 compared to $16.7 million for the three months ended September 30, 2016. As a percentage of revenues, net income attributable to non-controlling interests was 5.0% in the 2017 period and 5.9% for the 2016 period.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Overview. During the nine months ended September 30, 2017, our revenues were $880.9 million compared to $839.4 million for the nine months ended September 30, 2016. Revenue growth for the period is primarily attributable to the acquisition of NSH (closed on August 31, 2017) which added 22 surgical facilities to our portfolio. We incurred a net loss attributable to Surgery Partners, Inc. for the 2017 period of $20.8 million, compared to $7.4 million for the 2016 period. During the 2017 period we experienced lower than expected revenue and incurred certain expenses related to Hurricanes Harvey and Irma, primarily driven by electrical outages at, and temporary closures of, certain of our facilities in affected areas resulting in an estimated loss of approximately 2,828 cases. We estimate the total impact from the hurricanes during the second half of 2017 to be a decrease of approximately $7.0 million to $9.0 million in expected revenue, with a majority of the impact being recognized in the third quarter. Additionally, in the 2017 period, subsequent to the Preferred Private Placement, we, as part of a review of operations undertaken to create a solid foundation to support our long-term growth objectives, incurred a non-recurring expense of $15.6 million associated with an increase in reserves for certain accounts receivables. This increase in reserves resulted from certain known events and actions during the third quarter of 2017 related to select payors primarily in our ancillary services segment. Upon consideration of such additional information, related receivables were determined to have a low likelihood of collection. The majority of this adjustment related to receivables with balances from the first quarter of 2016 and prior. We believe we have accounted for all necessary reserve adjustments at this time. Excluding these items from the 2017 period, we achieved revenue growth of 7.7%.
Revenues. Revenues for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	Dollar Variance	Percent Variance

Patient service revenues	$866,244	$822,966	$43,278	5.3%
Optical service revenues	8,518	10,222	(1,704)	(16.7)%
Other service revenues	6,111	6,249	(138)	(2.2)%
Total revenues	$880,873	$839,437	$41,436	4.9%
Patient service revenues increased 5.3% to $866.2 million for the nine months ended September 30, 2017 compared to $823.0 million for the nine months ended September 30, 2016. The increase in patient service revenues was primarily attributable to the acquisition of NSH.
Cost of Revenues. Cost of revenues were $675.1 million for the nine months ended September 30, 2017 compared to $606.9 million for the nine months ended September 30, 2016. The increase was primarily attributable to the integration of acquisitions completed after September

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

30, 2016 (including NSH) and an increase in higher acuity case mix. As a percentage of revenues, cost of revenues were 76.6% for the 2017 period and 72.3% for the 2016 period.
General and Administrative Expenses. General and administrative expenses were $54.6 million for the nine months ended September 30, 2017 compared to $42.2 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in stock compensation expense, costs incurred related to the planned relocation of the corporate office in Nashville, TN and the integration of NSH during the period. As a percentage of revenues, general and administrative expenses were 6.2% for the 2017 period compared to 5.0% for the 2016 period.
Depreciation and Amortization. Depreciation and amortization increased to $33.5 million for the nine months ended September 30, 2017 compared to $29.0 million for the nine months ended September 30, 2016. As a percentage of revenues, depreciation and amortization expenses were 3.8% for the 2017 period and 3.5% for the 2016 period. The increase was attributable to the addition of 22 surgical facilities in connection with the acquisition of NSH.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $20.0 million for the nine months ended September 30, 2017 compared to $15.9 million for the nine months ended September 30, 2016. As a percentage of revenues, the provision for doubtful accounts was 2.3% for the 2017 period and 1.9% for the 2016 period. The increase was attributable to the addition of 22 surgical facilities in connection with the acquisition of NSH.
Income from Equity Investments. The income from equity investments was $3.9 million for the nine months ended September 30, 2017 compared to $3.0 million for the nine months ended September 30, 2016. The increase was attributable to the addition of 4 minority owned surgical facilities (equity method investments) in connection with the acquisition of NSH.
Loss on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was $2.0 million for the nine months ended September 30, 2017 compared to $1.7 million for the nine months ended September 30, 2016.
Merger Transaction and Integration Costs. We incurred $8.6 million of merger transaction and integration costs for the nine months ended September 30, 2017 compared to $6.4 million for the nine months ended September 30, 2016. The increase was primarily related to the costs incurred in connection with the acquisition of NSH.
Loss on Debt Refinancing. We incurred a loss on debt refinancing of $18.2 million for the nine months ended September 30, 2017 compared to $11.9 million for the three months ended September 30, 2016. The increase was due to prepayment in full of the outstanding principal of the 2014 Revolver Loan and the 2014 First Lien Credit Agreement, with the proceeds from the 2017 Senior Secured Credit Facilities during the nine months ended September 30, 2017.
Operating Income. Our operating income margin for the nine months ended September 30, 2017 was 8.8% compared to 15.3% during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we recorded a loss on debt refinancing of $18.2 million, merger transaction and integration costs related to acquisitions of $8.6 million, contingent acquisition compensation expense of $5.7 million and a loss on disposal of long-lived assets of $2.0 million. Further, the 2017 period included the impact of hurricanes Irma and Harvey and the impact associated with an increase in reserves for certain accounts receivables, the combination of these items resulted in a one time reduction to operating income of $23.2 million. Excluding the impact of these items, our operating income margin was 15.4% for the nine months ended September 30, 2017.
During the nine months ended September 30, 2016, we recorded a loss on debt refinancing of $11.9 million, $6.4 million of merger transaction and integration costs related to acquisitions, contingent acquisition compensation expense of $3.1 million and a loss on disposal of long-lived assets of $1.7 million. Excluding the impact of these items, our operating income margin was 18% for the nine months ended September 30, 2016.
The decline primarily relates to an unfavorable payor mix shift on our higher acuity cases resulting in higher supply costs with lower reimbursement rates.
Interest Expense, Net. Interest expense, net, was $84.8 million for the nine months ended September 30, 2017 compared to $74.9 million for the nine months ended September 30, 2016. As a percentage of revenues, interest expense, net was 9.6% for the 2017 period compared to 8.9% for the 2016 period.
Tax Receivable Agreement Gain. During the nine months ended September 30, 2017, we recognized a tax receivable agreement gain of $16.4 million. We recognized this gain as a result of the amendment of the TRA and the TRA Assignment Agreements.
Tax Receivable Agreement Expense. We incurred tax receivable agreement expense of $3.7 million for the nine months ended September 30, 2016. The 2016 expense was recorded to update the initial estimated liability for the filed tax returns and final 2015 tax losses that are included in the amounts payable under the TRA.
Income Tax (Benefit) Expense.  The income tax benefit was $18.3 million for the nine months ended September 30, 2017 compared to expense of $2.5 million for the nine months ended September 30, 2016. The effective tax rate was (193.2)% for the nine months ended September 30, 2017 compared to 5.0% for the nine months ended September 30, 2016. As a percentage of net income after income attributable to non-controlling interests, we expect the tax rate for the year to be between 41% and 42%. Based upon the application of interim accounting

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

guidance, however, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests decreased to $48.6 million for the nine months ended September 30, 2017 compared to $54.4 million for the nine months ended September 30, 2016. As a percentage of revenues, net income attributable to non-controlling interests was 5.5% for the 2017 period and 6.5% for the 2016 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the nine months ended September 30, 2017, our cash flow provided by operating activities was $66.5 million compared to $92.9 million in the nine months ended September 30, 2016. The decrease period over period is primarily related to interest payments of $17.8 million on our 2021 Unsecured Notes and $10.0 million of tax receivable payments that were not incurred in the prior period. At September 30, 2017, we had working capital of $298.6 million compared to $175.2 million at December 31, 2016.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2017 was $747.6 million, which included $20.6 million related to purchases of property and equipment. We acquired NSH for a purchase price of $711.4 million, net of cash acquired. Additionally, we purchased four physician practices and the assets of an endoscopy practice for an aggregate purchase price of $15.4 million.
Net cash used in investing activities during the nine months ended September 30, 2016 was $154.4 million, which included $28.4 million related to purchases of property and equipment, including $4.9 million related to the relocation of our hospital in Great Falls, Montana. Additionally, we paid $126.0 million in cash for acquisitions (net of cash acquired), of which $96.4 million, excluding $16.6 million of contingent acquisition consideration, related to the purchase of three surgical facilities, one of which was merged with an existing facility, six physician practices, a lab and a pharmacy. The remaining amount included an additional payment of $16.6 million to fund the final escrow payment related to the acquisition of Symbion Holding Corporation.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2017 was $811.1 million. During this period, we made distributions to non-controlling interest holders of $56.8 million and paid cash related to ownership transactions with consolidated affiliates of $1.5 million. Further, we made repayments on our long-term debt of $1.2 billion offset by borrowings of $1.8 billion. Our repayments and borrowings include a $132.5 million draw down and subsequent repayment of $217.5 million on our Revolver during the period. In addition, we paid debt issuance costs of $58.6 million and received proceeds on the issuance of preferred stock of $291.7 million, net of issuance costs.
Net cash provided by financing activities during the nine months ended September 30, 2016 was $58.8 million. During this period, we made distributions to non-controlling interest holders of $49.4 million and received cash related to ownership transactions with consolidated affiliates of $1.1 million. Further, we made repayments on our long-term debt of $454.0 million offset by borrowings of $580.9 million. Our repayments and borrowings include a $91.5 million draw down and subsequent repayment of $184.8 million on our Revolver during the period. In addition, we paid debt issuance costs and the original issue discount of $14.3 million and a prepayment penalty on the payoff of the 2014 Second Lien of $4.9 million.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

Long-Term Debt
A summary of long-term debt follows (in thousands):

	September 30, 2017	December 31, 2016

2014 Revolver Loan	$—	$85,000
2014 First Lien Credit Agreement	—	932,000
2017 Senior Secured Credit Facilities:
Revolver	—	—
Term Loan	1,283,626	—
Senior Unsecured Notes due 2021	409,821	400,000
Senior Unsecured Notes due 2025	370,000	—
Subordinated Notes	—	1,000
Notes payable and secured loans	113,547	42,521
Capital lease obligations	16,340	13,996
Less: unamortized debt issuance costs and discount	—	(32,274)
Total debt	2,193,334	1,442,243
Less: Current maturities	48,472	27,822
Total long-term debt	$2,144,862	$1,414,421
2014 Revolver Loan & 2014 First Lien Credit Agreement
On August 31, 2017, we prepaid in full the outstanding principal of the 2014 Revolver Loan, a revolving credit facility entered into on November 3, 2014, and the 2014 First Lien Credit Agreement, a senior secured obligation of Surgery Center Holdings, Inc. entered into on November 3, 2014, with the proceeds from the 2017 Senior Secured Credit Facilities. The total prepayment amount was $1.030 billion, which included $1.027 billion of outstanding principal and $3.0 million of accrued and unpaid interest, other fees and expenses. In connection with the prepayment, we recorded a loss on debt refinancing of $18.2 million, for each of the three and nine months ending September 30, 2016. The loss includes the partial write-off of unamortized debt issuance costs and discount related to the 2014 Revolver Loan and 2014 First Lien Credit Agreement and a portion of costs incurred with the 2017 Senior Secured Credit Facilities.
2014 Second Lien Credit Agreement
On March 31, 2016, we prepaid in full the outstanding principal of the 2014 Second Lien Credit Agreement, plus accrued and unpaid interest, with the proceeds of the issuance of the 2021 Unsecured Notes, defined below. In connection with the prepayment, we recorded a loss on debt refinancing of $8.3 million, for the nine months ended September 30, 2016.
2017 Senior Secured Credit Facilities
On August 31, 2017, SP Holdco I, Inc. and Surgery Center Holdings, Inc., each a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), providing for a $1.290 billion senior secured term loan (the “Term Loan”) and a $75.0 million revolving credit facility (the “Revolver” and, together with the Term Loan, the “2017 Senior Secured Credit Facilities”).
The Term Loan was fully drawn on August 31, 2017 and the proceeds thereof were used to finance the consideration paid in the NSH Merger, to repay amounts outstanding under our then-existing 2014 First Lien Credit Agreement and 2014 Revolver Loan and amounts outstanding under the existing senior secured credit facilities of NSH and to pay fees and expenses in connection with the foregoing and transactions related to the Transaction Agreements. The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the Credit Agreement, we may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver. As of September 30, 2017, our availability on the Revolver was $71.9 million (including outstanding letters of credit of $3.1 million).
The Term Loan will mature on August 31, 2024 (or, if at least 50.0% of the 2021 Unsecured Notes (as defined below) shall have not either been repaid or refinanced with permitted indebtedness having a maturity date not earlier than six months after the maturity date of the Term Loan by no later than October 15, 2020, then October 15, 2020). The Revolver will mature on August 31, 2022 (or, if at least 50.0% of the 2021 Notes have not either been repaid or refinanced with permitted indebtedness having a maturity date not earlier than six months after the maturity date of the Term Loan by no later than October 15, 2020, then October 15, 2020).
Interest on the 2017 Senior Secured Credit Facilities shall bear interest at a rate per annum equal to (x) LIBOR plus a margin ranging from 3.00% to 3.25% per annum, depending on our first lien net leverage ratio or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (solely with

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

respect to the Term Loan, the alternate base rate shall not be less than 2.00% per annum)) plus a margin ranging from 2.00% to 2.25% per annum. In addition, we are required to pay a commitment fee of 0.50% per annum in respect of unused commitments under the Revolver.
The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan (such amortization payments will commence on or around the last business day of the fiscal quarter ending December 31, 2017). The Term Loan is subject to mandatory prepayments based on excess cash flow for the applicable fiscal year that will depend on the first lien net leverage ratio as of the last day of the applicable fiscal year, as well as upon the occurrence of certain other events, as described in the Credit Agreement. There were no excess cash flow payments required as of September 30, 2017.
With respect to the Revolver, we are required to comply with a maximum consolidated total net leverage ratio of 9.50:1.00, which covenant will be tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is drawn in an aggregate amount greater than 35% of the total commitments under the Revolver. Such financial maintenance covenant is subject to an equity cure. The Credit Agreement includes customary negative covenants restricting or limiting our ability and the ability of our restricted subsidiaries, to, among other things, sell assets, alter our business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational documents, in each case, subject to customary and other agreed upon exceptions. The Credit Agreement also contains customary affirmative covenants and events of default. As of September 30, 2017, we were in compliance with the covenants contained in the Credit Agreement.
The 2017 Senior Secured Credit Facilities are guaranteed, on a joint and several basis, by SP Holdco I, Inc. and each of Surgery Center Holdings, Inc.'s current and future wholly-owned domestic restricted subsidiaries (subject to certain exceptions) (the “Subsidiary Guarantors”) and are secured by a first priority security interest in substantially all of Surgery Center Holdings, Inc.'s, SP Holdco I, Inc.'s and the Subsidiary Guarantors’ assets (subject to certain exceptions).
In connection with the Term Loan and Revolver, we incurred debt issuance costs and discount of $18.8 million and $9.4 million, respectively, which were eliminated with the application of pushdown accounting.
Senior Unsecured Notes due 2021
Effective March 31, 2016, Surgery Center Holdings, Inc., issued $400.0 million in gross proceeds of senior unsecured notes due April 15, 2021 (the "2021 Unsecured Notes"). The 2021 Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year. The 2021 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly owned restricted subsidiaries that guarantees the 2017 Senior Secured Credit Facilities (subject to certain exceptions).
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
If Surgery Center Holdings, Inc., experiences a change in control under certain circumstances, we must offer to purchase the 2021 Unsecured Notes at a purchase price equal to 101.000% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase. The change of control as discussed in Note 1. "Organization", did not trigger repurchase.
The 2021 Unsecured Notes contain customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
In connection with the offering of the 2021 Unsecured Notes, we incurred debt issuance costs of $8.4 million, which were eliminated with the application of pushdown accounting.
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
SEPTEMBER 30, 2017

trustee under the indenture governing the 2025 Unsecured Notes (the “2025 Unsecured Notes Indenture”) on behalf of the holders of the 2025 Unsecured Notes. The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2018.
In connection with the closing of the NSH Merger and the release of the proceeds from the Escrow Account, both of which occurred on August 31, 2017, SP Finco, LLC merged with and into Surgery Center Holdings, Inc., with Surgery Center Holdings, Inc. surviving such merger and assuming, by operation of law, the rights and obligations of SP Finco, LLC under the 2025 Unsecured Notes and the indenture governing such notes. As of such time, the 2025 Unsecured Notes became guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.’s domestic wholly owned restricted subsidiaries that guarantees Surgery Center Holdings, Inc.’s senior secured credit facilities (subject to certain exceptions).
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
The 2025 Unsecured Notes contain customary affirmative and negative covenants, which, among other things, limit our ability to incur additional debt, pay dividends, create or assume liens, effect transactions with our affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
In connection with the offering of the 2025 Unsecured Notes, we incurred debt issuance costs of $17.3 million, which were eliminated with the application of pushdown accounting.
Subordinated Notes
On August 3, 2017, we redeemed in whole a subordinated debt facility of $1.0 million with a maturity date of August 4, 2017 and an interest rate of 17.00% per annum, at a price equal 100% of the $1.0 million principal amount redeemed, plus accrued and unpaid interest.
Notes Payable and Secured Loans
Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At September 30, 2017, we were in compliance with the covenants contained in the credit agreement. We and our subsidiaries had notes payable to financial institutions of $113.5 million and $42.5 million as of September 30, 2017 and December 31, 2016, respectively. We and our subsidiaries also provide a corporate guarantee of certain indebtedness of our subsidiaries.
Capital Lease Obligations
We are liable to various vendors for several equipment leases. The carrying value of the leased assets was $19.2 million and $15.4 million as of September 30, 2017 and December 31, 2016, respectively.
Summary
Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under the Revolver, will be adequate to meet our short-term (12 months or less) and longer-term (less than five years) liquidity needs.
EBITDA, Adjusted EBITDA and Credit Agreement EBITDA
When we use the term “EBITDA,” we are referring to income before income taxes minus (a) net income attributable to non-controlling interests plus (c) interest expense, net, and (d) depreciation and amortization. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.
When we use the term "Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for (a) merger transaction, integration and practice acquisition costs, (b) non-cash stock compensation expense, (c) loss on debt refinancing, (d) contingent acquisition compensation expense, (e) gain on litigation settlement, (f) loss on disposal or impairment of long-lived assets, net, (g) gain on amendment to tax receivable agreement, (h) tax receivable agreement expense and (i) gain on acquisition escrow release. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources.
EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. They should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating our financial performance. We believe such adjustments are appropriate, as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
When we use the term “Credit Agreement EBITDA,” we are referring to Adjusted EBITDA, as defined above, further adjusted for (a) acquisitions, (b) non-cash expenses and (c) de novo start-up losses. These adjustments do not relate to our historical financial performance and instead relate to estimates compiled by our management and calculated in conformance with the definition of “Consolidated EBITDA” used in the credit agreements governing our credit facilities. We use Credit Agreement EBITDA as a measure of liquidity and to determine our compliance under certain covenants pursuant to our credit facilities. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures.
Credit Agreement EBITDA is not a measurement of liquidity under GAAP, and should not be considered in isolation or as a substitute for any other measure calculated in accordance with generally accepted accounting principles. The items excluded from Credit Agreement EBITDA are significant components in understanding and evaluating our liquidity. Our calculation of Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

The following table reconciles EBITDA , Adjusted EBITDA and Normalized Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in thousands and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Condensed Consolidated Statements of Operations Data:
(Loss) income before income taxes	$(19,208)	$12,640	$9,470	$49,479
(Minus):
Net income attributable to non-controlling interests	15,305	16,672	48,579	54,392
Plus:
Interest expense, net	34,030	26,475	84,812	74,863
Depreciation and amortization	10,929	9,713	33,454	28,984
EBITDA	10,446	32,156	79,157	98,934
Plus:
Non-cash stock compensation expense	3,311	691	5,380	1,326
Contingent acquisition compensation expense	1,815	1,530	5,662	3,060
Merger transaction, integration and practice acquisition costs	6,406	2,471	11,134	8,579
Gain on litigation settlement	—	—	(3,794)	—
Gain on acquisition escrow release	(1,000)	—	(1,000)	—
Loss on disposal or impairment of long-lived assets, net	447	572	2,048	1,697
Gain on amendment to tax receivable agreement	(16,392)	—	(16,392)	—
Tax receivable agreement expense	—	3,733	—	3,733
Loss on debt refinancing	18,211	3,595	18,211	11,876
Adjusted EBITDA	$23,244	$44,748	$100,406	$129,205
Hurricane estimated impact	5,000		5,000
Reserve adjustment	14,868		14,868
Normalized Adjusted EBITDA	$43,112	$44,748	$120,274	$129,205

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in thousands and unaudited):

Twelve Months Ended September 30, 2017

Cash flows from operating activities	$98,872
Adjustments to reconcile cash flows from operating activities to income before income taxes:
Depreciation and amortization	(44,021)
Amortization of debt issuance costs and discounts	(6,892)
Amortization of unfavorable lease liability	352
Equity-based compensation	(6,075)
Loss on disposal or impairment of long-lived assets, net	(2,706)
Loss on debt refinancing	(18,211)
Gain on amendment to tax receivable agreement	16,392
Gain on legal settlement	14,101
Deferred income taxes	14,189
Interest on contingent consideration obligation	(1,124)
Provision for doubtful accounts	(28,268)
Income from equity investments, net of distributions received	422
Changes in operating assets and liabilities, net of acquisitions and divestitures	28,839
Income tax expense	(13,701)
Income before income taxes	52,169
(Minus):
Net income attributable to non-controlling interests	69,817
Plus:
Interest expense, net	110,520
Depreciation and amortization	44,021
EBITDA	136,893
Plus:
Merger transaction, integration and practice acquisition costs	14,170
Gain on amendment to tax receivable agreement	(16,392)
Non-cash stock compensation expense	6,191
Loss on debt refinancing	18,211
Contingent acquisition compensation expense	7,694
Gain on litigation settlement	(17,895)
Gain on acquisition escrow release	(1,000)
Loss on disposal of investments and long-lived assets, net	2,706
Adjusted EBITDA	150,578
Plus:
Acquisitions (1)	119,583
Hurricane estimated impact	5,000
Reserve impact	14,868
Non-cash expenses	1,596
De novo start-up losses (2)	136
Credit Agreement EBITDA	$291,761
(1) Represents impact of acquired anesthesia entities, physician practices and surgical facilities as if each acquisition had occurred on October 1, 2016 including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with the NSH acquisition. Further, this includes revenue synergies from other business initiatives as defined in the Credit Agreement.
(2) Relates to the losses associated with de novo in-market physician practices opened during the last twelve months.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business,” which narrows the definition of a business when evaluating whether transactions should be accounted for as asset acquisitions or business combinations. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The adoption of this ASU will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.
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
SEPTEMBER 30, 2017

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
Additionally, at least one court has ruled that the President lacks authority to continue to make certain payments to insurers to offset the cost of reductions in out-of-pocket expenses (deductibles and coinsurance) that insurers are required to provide to certain enrollees whose incomes are below certain specified levels. Although that decision has been stayed, the Trump administration has announced that the federal government will not continue to make such payments absent explicit Congressional authority. It is uncertain whether Congress will enact legislation granting such authority, and it is therefore uncertain whether these payments will be reinstated in the future.
Initiatives to repeal the Affordable Care Act, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent and have increased as a result of the 2016 election. The ultimate outcomes of

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

legislative attempts to repeal or amend the Affordable Care Act and legal challenges to the Affordable Care Act are unknown. As of September 30, 2017, there have been numerous pieces of legislation introduced in Congress for the repeal and replacement of the Affordable Care Act. Much of the introduced legislation calls for substantial reduction in federal spending over the next ten years primarily related to the termination of federal funding for the expanded eligibility for Medicaid coverage. Such legislation may have significant impact on the reimbursement for healthcare services generally, and may cause more individuals to become uninsured, rendering them unable to afford healthcare services offered by the Company. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on the Company.
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
Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the Department of Health and Human Services (“HHS”). Among other things, these regulations, known as “conditions for coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than critical access hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our five facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. As of September 30, 2017, two of our hospitals, which do not have an emergency room, maintain a protocol for the transfer of patients requiring emergency treatment, which protocol may be interpreted as

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

inconsistent with the 2007 CMS policy memorandum. Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
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
SEPTEMBER 30, 2017

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
SEPTEMBER 30, 2017

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
SEPTEMBER 30, 2017

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
Five of our facilities are licensed as hospitals as of September 30, 2017. The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation. Changes in the Affordable Care Act include:

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
SEPTEMBER 30, 2017

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
SEPTEMBER 30, 2017

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
Adoption of Electronic Health Records
The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning in 2011 and extending through 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011 and Stage 2 took effect for hospitals beginning in fiscal year 2014. On October 16, 2015, CMS published a final rule that consolidated Stage 1 and Stage 2 into a “Modified Stage 2” effective as of 2015 and set out requirements for Stage 3, which is set to take full effect in 2018. In connection with the acquisition of

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2017

Symbion, we acquired six surgical facilities that are licensed as hospitals, five of which we own as of September 30, 2017. These hospitals began the implementation of EHR initiatives in 2012. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act will result in significant costs. We recorded income of $3,000 and $305,000 which was recognized during the three and nine months ended September 30, 2017, respectively. We incurred negligible costs for hardware, software and implementation expenses during the same three month period. We do not currently know the extent of additional costs that will be associated with implementation of additional systems or the amount of future incentives that we will receive.
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
SEPTEMBER 30, 2017

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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At September 30, 2017, we had outstanding principal amount of debt of $1.30 billion in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of September 30, 2017, our quarterly interest expense would increase by approximately $3.2 million. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2017 based on our indebtedness at September 30, 2017.
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
Other than our progress in our remediation efforts outlined above, there have been no changes during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, that may not be covered by insurance. In the opinion of management, we are not currently a party to any such proceedings that would have a material adverse effect on our business, financial condition or results of operations. In addition, on October 23, 2017, we received a civil investigative demand (“CID”) from the federal government under the False Claims Act (“FCA”) for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by our physicians and submitted to laboratories owned and operated by us. We intend to respond to the CID and cooperate with the U.S. Attorney’s Office in connection with the FCA investigation.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in the Quarterly Report on Form 10-Q for the period ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously reported in our Current Report on Form 8-K filed September 1, 2017, we issued 310,000 shares of Series A Preferred Stock to Bain at a purchase price of $1,000.00 per share for an aggregate purchase price of $310,000,000.00 on August 31, 2017. The net proceeds from the Preferred Private Placement were used to finance a portion of the NSH Merger. The issuance of the Series A Preferred Stock to Bain was made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506 promulgated thereunder. The issuance of Common Stock that may be issued upon the conversion of the Series A Preferred Stock will be issued in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) promulgated thereunder.
For further discussion of the Preferred Private Placement and the Series A Preferred Stock, see Note 1. “Organization” and Note 5, “Redeemable Preferred Stock” of our condensed consolidated financial statements included previously in this report and the disclosures set forth in Item 3.02 and Item 3.03 of our Current Report on Form 8-K filed September 1, 2017, which are incorporated by reference herein.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
As previously reported in our Current Report on Form 8-K filed November 3, 2017, the Amended and Restated Certificate of Incorporation of the Company (as amended, the “Third Amended and Restated Charter”), which reallocates certain rights with respect to the determination of the size and composition of the Board, became effective upon its filing with the Secretary of State of the State of Delaware on October 30, 2017.

Item 6. Exhibits

No.	Description

2.1
Agreement and Plan of Merger by and among Surgery Partners, Inc., SP Merger Sub, Inc., NSH Holdco, Inc. and IPC / NSH, L.P., dated as of May 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

2.2
Letter Amendment to Merger Agreement, by and among Surgery Partners, Inc., SP Merger Sub, Inc., NSH Holdco, Inc. and IPC / NSH, L.P., dated as of July 7, 2017 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 11, 2017).*

3.1
Amended and Restated Certificate of Incorporation of Surgery Partners, Inc., dated August 31, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 1, 2017).

3.2	Amended and Restated Bylaws of Surgery Partners, Inc., dated August 31, 2017 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 1, 2017).
3.3
Certificate of Designations, Preferences, Rights and Limitations of the 10.00% Series A Convertible Perpetual Participating Preferred Stock of Surgery Partners, Inc., dated August 31, 2017 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed September 1, 2017).

3.4
Amended and Restated Certificate of Incorporation of Surgery Partners, Inc., dated October 30, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 3, 2017).

4.1
First Supplemental Indenture, by and among Surgery Center Holdings, Inc., Wilmington Trust, National Association, as Trustee, and certain other parties thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 1, 2017).

4.2
Fourth Supplemental Indenture, by and among Surgery Center Holdings, Inc., Wilmington Trust, National Association, as Trustee, and certain other parties thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed September 1, 2017).

10.1
Amended and Restated Registration Rights Agreement by and among Surgery Partners, Inc., certain stockholders of Surgery Partners, Inc. and certain other parties thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2017).

10.2
Credit Agreement, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2017).*

10.3
Employment Agreement, by and between Surgery Partners, Inc. and Cliff Adlerz, dated September 7, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.4
Termination and Release Agreement, by and among Surgery Partners, Inc., Surgery Partners, LLC and Michael T. Doyle, dated September 7, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.5
Consulting Services Agreement, by and between Surgery Partners, Inc. and Michael T. Doyle, dated September 7, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.6
TRA Waiver and Assignment Agreement, by and among Surgery Partners, Inc., Michael T. Doyle, the Makayla Doyle 2012 Irrevocable Trust under agreement dated July 20, 2012, the Michael Doyle 2012 Irrevocable Trust under agreement dated July 20, 2012 and the Mason Doyle 2012 Irrevocable Trust under agreement dated July 20, 2012, dated September 8, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.7	Form of Leveraged Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 8, 2017).
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

2.1
Agreement and Plan of Merger by and among Surgery Partners, Inc., SP Merger Sub, Inc., NSH Holdco, Inc. and IPC / NSH, L.P., dated as of May 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

2.2
Letter Amendment to Merger Agreement, by and among Surgery Partners, Inc., SP Merger Sub, Inc., NSH Holdco, Inc. and IPC / NSH, L.P., dated as of July 7, 2017 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 11, 2017).*

3.1
Amended and Restated Certificate of Incorporation of Surgery Partners, Inc., dated August 31, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 1, 2017).

3.2	Amended and Restated Bylaws of Surgery Partners, Inc., dated August 31, 2017 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 1, 2017).
3.3
Certificate of Designations, Preferences, Rights and Limitations of the 10.00% Series A Convertible Perpetual Participating Preferred Stock of Surgery Partners, Inc., dated August 31, 2017 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed September 1, 2017).

3.4
Amended and Restated Certificate of Incorporation of Surgery Partners, Inc., dated October 30, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 3, 2017).

4.1
First Supplemental Indenture, by and among Surgery Center Holdings, Inc., Wilmington Trust, National Association, as Trustee, and certain other parties thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 1, 2017).

4.2
Fourth Supplemental Indenture, by and among Surgery Center Holdings, Inc., Wilmington Trust, National Association, as Trustee, and certain other parties thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed September 1, 2017).

10.1
Amended and Restated Registration Rights Agreement by and among Surgery Partners, Inc., certain stockholders of Surgery Partners, Inc. and certain other parties thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2017).

10.2
Credit Agreement, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2017).*

10.3
Employment Agreement, by and between Surgery Partners, Inc. and Cliff Adlerz, dated September 7, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.4
Termination and Release Agreement, by and among Surgery Partners, Inc., Surgery Partners, LLC and Michael T. Doyle, dated September 7, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.5
Consulting Services Agreement, by and between Surgery Partners, Inc. and Michael T. Doyle, dated September 7, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.6
TRA Waiver and Assignment Agreement, by and among Surgery Partners, Inc., Michael T. Doyle, the Makayla Doyle 2012 Irrevocable Trust under agreement dated July 20, 2012, the Michael Doyle 2012 Irrevocable Trust under agreement dated July 20, 2012 and the Mason Doyle 2012 Irrevocable Trust under agreement dated July 20, 2012, dated September 8, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.7	Form of Leveraged Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 8, 2017).
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
Date: November 9, 2017