Form 10-K
period 2017-12-31
Surgery Partners, Inc.
filed 2018-03-16
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-37576
Surgery Partners, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3620923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Seven Springs Way, Suite 500
Brentwood, Tennessee 37027
(Address of principal executive offices and zip code)
(615) 234-5900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company . See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2017, was $484.1 million.
As of March 15, 2018, there were 48,611,578 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held May 4, 2018 are incorporated by reference into Part III of this report.

SURGERY PARTNERS, INC.
FORM 10-K

Explanatory Note
On August 31, 2017, we completed the acquisition of NSH Holdco, Inc. (the “NSH Merger”). Also on August 31, 2017, (i) we completed the sale and issuance of 310,000 shares of our 10.00% Series A Convertible Perpetual Participating Preferred Stock (the “Series A Preferred Stock”) to a fund advised by an affiliate of Bain Capital Private Equity LP (“Bain Capital”), at a purchase price of $1,000 per share in cash (the “Preferred Private Placement”), and (ii) Bain Capital completed its purchase of 26,455,651 shares (the “Purchased Shares”) of our common stock from H.I.G. Surgery Centers, LLC (“H.I.G.”). As a result of the Preferred Private Placement and the Private Sale, Bain Capital became our controlling stockholder, holding Series A Preferred Stock and Common Stock that collectively represent approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017, and H.I.G. and its affiliated investment funds no longer own any capital stock of the Company. We refer to the Preferred Private Placement and the Private Sale collectively in this Annual report on Form 10-K as the “Transactions.”
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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report, which include but are not limited to the following:

•	the impact of future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business;

•	reductions in payments from government healthcare programs and managed care organizations;

•	our ability to contract with private third-party payors;

•	changes in our payor mix or surgical case mix;

•	failure to maintain relationships with our physicians on beneficial terms, or at all;

•	the impact of payor controls designed to reduce the number of surgical procedures;

•	our efforts to integrate operations of acquired businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities;

•	shortages or quality control issues with surgery-related products, equipment and medical supplies;

•	competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts;

•	our ability to attract and retain qualified healthcare professionals;

•	our ability to enforce non-compete restrictions against our physicians;

•	our ability to manage material liabilities incurred as a result of acquiring surgical facilities;

•	economic and competitive conditions;

•	the outcome of legal and regulatory proceedings that have or may be brought against us;

•	changes in the regulatory, economic and other conditions of the states where our surgical facilities are located;

•	substantial payments we are required to make under the TRA;

•	our substantial indebtedness.
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report .We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by known or unknown risks, uncertainties and assumptions, including, among other things, the risks, uncertainties and assumptions described in Item 1A. “Risk Factors."
Our forward-looking statements speak only as of the date made. Other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website.

PART 1
Item 1. Business
Overview
We are a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for U.S. surgical and related ancillary care in support of our patients and physicians. Founded in 2004, we are now one of the largest and fastest growing surgical services businesses in the country. We were incorporated in Delaware in 2015 ahead of our initial public offering.
The following discussion of our business covers periods both prior to and subsequent to the Transactions (as defined in the Explanatory Note above). As discussed in the notes to the consolidated financial statements included in this report, in connection with the change of control effected by the Private Sale, we elected to apply “pushdown” accounting. We have presented the information for the year ended December 31, 2017 on a Predecessor period and Successor period combined basis (each as defined in Note 1. "Organization" of our consolidated financial statements) to facilitate meaningful comparisons of operating results to the prior year periods. You should read the following discussion together with our historical financial statements and related notes included elsewhere herein.
As of December 31, 2017, we owned or operated primarily in partnership with physicians, a portfolio of 124 surgical facilities in the United States comprised of 106 ASCs and 18 surgical hospitals (“surgical hospitals,” and together with ASCs referred to as “surgical facilities” or “facilities”) across 32 states and we owned a majority interest in 84 of these facilities. Additionally, approximately 77% of these facilities were multi-specialty focused. During 2017, our physicians provided services to patients in our surgical facilities generating $1.2 billion in revenue.
We understand that the priority of our business is the consumer - our patients. Our business model aligns with, and empowers, our physician partners, to provide them with the resources necessary to delivery high quality, affordable healthcare to our patients. This alignment of the consumer and physician is key to a successful clinical model. As we also align with payors as they seek to make healthcare more affordable, we have the ingredients for a successful business model as well.
Our Growth Strategies
Our differentiated operating model employs a multifaceted strategy to grow revenue, earnings and cash flow. We believe the following are key components to this strategy:

•	Deliver outstanding patient care and clinical outcomes;

•	Continue to execute and expand upon our physician engagement strategy in attractive markets;

•	Become the partner of choice for physicians seeking to become or stay independent;

•	Drive organic growth at existing facilities through targeted physician recruitment, service line expansion and implementing our efficient operating model;

•	Seek partnership opportunities with payors to make healthcare more affordable for their members;

•	Continue our disciplined acquisition strategy;

•	Introduce new service offerings to provide a more comprehensive continuum of care; and

•	Enhance operational efficiencies and productivity by delivering on integration.
In addition, we believe favorable industry trends such as an aging population and advancements in technology will further drive growth.
Operations
We operate in three reporting segments throughout the United States: surgical facility services, ancillary services and optical services.
Surgical Facility Services Segment: Our surgical facility services segment consists of the operation of ASCs and surgical hospitals, and includes our anesthesia services. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics, and pain management.
Ancillary Services Segment: Our ancillary services segment consists of a diagnostic laboratory and multi-specialty physician practices. These physician practices include our owned and operated physician practices pursuant to long-term management service agreements.
Optical Services Segment: Our optical services segment consists of an optical laboratory and an optical products group purchasing organization. Our optical laboratory manufactures eyewear, while our optical products purchasing organization negotiates volume buying discounts with optical product manufacturers.

Surgical Facility Services Segment
Surgical Facility Operations
As of December 31, 2017, we owned (primarily with physician investors or healthcare systems) or operated 124 surgical facilities in the United States, including 18 that are licensed as hospitals. For further information regarding our surgical facilities, see Item 2. "Properties" of this report.
Our surgical facility services segment contributed approximately 93%, 91% and 92% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Our typical ASC is a free-standing facility for planned surgical procedures performed on an outpatient basis on patients not requiring hospitalization and for whom an overnight stay is not expected after surgery. Each center typically has one to four operating or procedure rooms with areas for reception, pre-operative care, recovery and administration. The staff of our ASCs generally includes a center administrator, registered nurses, operating room technicians, as well as other administrative staff.
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
Surgical Facility Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups and healthcare systems. One of our wholly owned subsidiaries typically serves as the general partner or managing member of our surgical facilities.  We generally seek to own a majority interest in our surgical facilities, or otherwise have sufficient control over the facilities to be able to consolidate the financial results of operations of the facilities with ours. In some instances, we will acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or healthcare systems. We hold majority ownership in 84 of the 124 surgical facilities in which we own an interest. We provide intercompany loans to our consolidated facilities which often are secured by a pledge of assets of the partnership or limited liability company. We also have a management agreement with the majority of our surgical facilities, under which we provide day-to-day management services for a management fee, which is typically equal to a percentage of the revenues of the facility.
Strategic Relationships
When attractive opportunities arise, we may develop, acquire or operate surgical facilities through strategic relationships with payors, healthcare systems, and other healthcare providers. We believe that forming a relationship with a healthcare system can enhance our ability to attract physicians and access managed care contracts for our surgical facilities in that market.
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
Sources of Revenue
Revenue from our surgical facilities is earned from facility fees related to healthcare services performed in our surgical facilities and is included in our patient service revenues. The fee charged for surgical services varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and medications. Our fees do not typically include professional fees charged by the patient's surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.
We are dependent upon private and government third-party sources of payment for the surgical services we provide. The amounts that our surgical facilities receive in payment for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations as well as cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. Approximately 38%, 40% and 38% of our patient service revenues were from government sources, mostly Medicare, for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth the percentage of our total patient service revenues for our consolidated surgical facilities by type of payor for the periods indicated:

	Year Ended December 31,
	2017	2016	2015

Private Insurance	54%	51%	55%
Government	38%	40%	38%
Self-pay	2%	2%	2%
Other	6%	7%	5%
Total patient service revenues	100%	100%	100%
We receive reimbursement from Medicare for surgical services based on three different payment systems depending on the site of service: hospital outpatient surgical services, hospital inpatient surgical services and outpatient surgical services provided in our ASCs.
Medicare Reimbursement - Hospital Outpatient Departments
Surgical services that are provided in hospital outpatient departments (“HOPDs”) are generally reimbursed by Medicare on the Outpatient Prospective Payment System (the “OPPS”). The OPPS is a system established by the Secretary of the Department of Health and Human Services (“HHS”) that determines payment amounts prospectively for various categories of medical services performed in HOPDs. On November 13, 2017, the Centers for Medicare and Medicaid Services ("CMS") published its OPPS final rule for CY 2018. The final rule provides for a payment rate increase of 1.35%. Hospitals that do not meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program will be subject to an additional 2.0% payment rate decrease.
Additionally, as a result of legislative changes related to off-campus HOPDs, certain off-campus HOPDs that began billing under the OPPS (or underwent certain changes) on or after November 2, 2015 are no longer paid for most services under the OPPS. Instead, these facilities are paid under the Medicare Physician Fee Schedule (“MPFS”), which typically results in lower reimbursements. Services provided in a dedicated emergency department are still paid under the OPPS. This change has not significantly affected reimbursement to any of our HOPDs, but we cannot assure you that our HOPDs will not be impacted in the future.
Medicare Reimbursement - ASCs
Payments under the Medicare program to ASCs are also made based on the OPPS. However, the payment received from the Medicare program by an ASC is a percentage of the payment to HOPDs. Reimbursement rates for ASCs are updated annually based on changes in the consumer price index offset by multifactor productivity adjustments. Based on the OPPS Final Rule, ASC reimbursement rates have increased by an additional 1.2% for 2018. CMS has established the Ambulatory Surgical Center Quality Reporting (“ASCQR”) Program as a pay-for-reporting, quality data program. Our ASCs that participate in the ASCQR Program receive the full annual update to the ASC payment rate. Those ASCs that do not successfully report quality data under the ASCQR Program may receive a payment reduction
Medicare Reimbursement - Hospital Inpatient Services
Eighteen of our surgical facilities are licensed as hospitals. Most inpatient services provided by hospitals are reimbursed by Medicare under the inpatient prospective payment system (“IPPS”). Under the IPPS, a hospital receives a fixed amount for inpatient hospital services based on each patient's final assigned Medicare-severity diagnosis related group (“MS-DRG”). Each MS-DRG is assigned a payment rate that is prospectively set using national average resources used per case for treating a patient with a particular diagnosis. This MS-DRG assignment also affects the prospectively determined capital rate paid with each MS-DRG. MS-DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. The index used to adjust the MS-DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services.
On August 14, 2017, CMS published the IPPS final rule for federal fiscal year (“FFY”) 2018, which began on October 1, 2017. Under the FFY 2018 final rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting (“IQR”) Program and demonstrate meaningful use of certified electronic health record ("EHR") technology will be increased by 1.35%. Those hospitals that do not successfully report quality data under the IQR Program (but are meaningful EHR users) may receive a payment rate increase of only 0.675%. In addition to the IQR Program, hospitals will be subject to payment adjustments under the Value Based Purchasing Program, Readmissions Reduction Program and Hospital Acquired Conditions Reduction Programs that have been implemented by HHS.
Annual Cost Reports
Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be payable to us under these reimbursement programs. Finalization of these audits often takes several years. Providers may appeal any final determination made in connection with an audit. While ASCs are not currently subject to federal cost reporting requirements, it is possible that such requirements, which could be costly for us, will be implemented by CMS in the future.
Other Segments
Ancillary Services
Our portfolio of outpatient surgical facilities is complemented by our suite of ancillary services, which supports our physicians in providing high quality and cost-efficient patient care. Rather than contracting with third-party providers, in some geographies we own ancillary businesses including a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, and anesthesia services. Our Company, physicians and patients benefit from these services through improved clinical efficiency and scheduling, and from incremental revenue associated with retaining these fees. Our ancillary services segment contributed approximately 6%, 8% and 6% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

•
Diagnostic Laboratory: We offer physicians toxicology testing services through our diagnostic laboratory, Logan Laboratories, a wholly-owned subsidiary based in Tampa, Florida. Advanced toxicology screening provides physicians with the ability to identify when a patient is taking too much of a prescribed substance, when a patient is non-compliant with a prescribed substance or when a patient is taking unprescribed or illicit substances. Our diagnostic laboratory offerings support the needs of our physicians across our existing specialties and new service lines.

•
Multi-Specialty Physician Practices: We employ two models in connection with our network of physician practices. In the state of Florida, where the law does not preclude a business corporation from employing physicians, we own and operate Tampa Pain Relief Center, Inc., a wholly-owned business with several locations throughout Florida. In states other than Florida, we operate physician practices pursuant to long-term management service agreements with separate professional corporations that are wholly-owned by physicians.

•
Urgent Care Facilities: Our urgent care facilities primarily treat injuries or illnesses requiring immediate care, but not serious enough to require an emergency room visit. Urgent care centers have become an increasingly viable alternative for patients as wait times for both primary care and emergency care providers continue to rise. Our urgent care facilities fill an access gap by providing walk-in care, especially during evening and weekend hours. In addition to the convenience they provide patients, our urgent care facilities also offer one of the lowest cost settings for both patients and payors. As of December 31, 2017, we owned and operated eight urgent care facilities in proximity to our surgical hospitals. Our urgent care facilities provide support and additional access points to our surgical hospitals.

Optical Services
Our optical services segment contributed approximately 1%, 1% and 2% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
Sources of Revenue - Other Segments
The fees charged for services in our other segments depend on the type of service provided, the location in which the service is provided and the provider of the service. Service fees are received from both private and government third-party sources of payment. The amounts that we receive in payment for the provision of ancillary and optical services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations as well as cost containment and utilization decisions and reduced reimbursement schedules of third-party payors.
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
Certain of our laboratory ancillary services are reimbursed by Medicare under the Medicare Clinical Laboratory Fee Schedule (“CLFS”). Under a June 23, 2016 final rule that implements the Protecting Access to Medicare Act of 2014 (“PAMA”), as of January 1, 2018 the CLFS payment methodology was adjusted so that payment amounts for laboratory tests on the CLFS is determined by calculating a weighted median of private payor rates using reported private payor rates and associated volume (number of tests). For tests that were paid on the CLFS prior to the implementation of PAMA, any reduction in payment amount will be phased in over the first 6 years of payment under the new system.
Acquisitions and Developments
On August 31, 2017, we completed the acquisition of NSH Holdco, Inc. for approximately $760 million, adding NSH’s surgical facilities specializing in orthopedic surgery, spine and back, pain management and neurosurgery to our portfolio. At the same time, we completed the sale and issuance of 310,000 shares of preferred stock to Bain Capital at a purchase price of $1,000 per share in cash and Bain Capital completed its purchase of 26,455,651 shares from our prior controlling stockholder.
In the last five years we have also completed the acquisition of Symbion, which materially expanded our network of existing facilities and ancillary services.
Acquisition Program. In addition to our corporate strategy, we continuously evaluate opportunities to expand our presence in the surgical facility market by making strategic acquisitions of existing surgical facilities and by developing new surgical facilities in cooperation with local physician partners and, when appropriate, with healthcare systems and other strategic partners. We generally structure our partnerships as two-way arrangements where either we are a majority owner partnered with physicians or we are a minority owner with buy-up rights. These buy-up rights give us the option to own a controlling interest at some point in the future. Alternatively, we may choose to pursue a three-way arrangement with physicians and a healthcare system.
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

Seasonality
Our net revenue fluctuates based on the number of business days in each calendar quarter, because the majority of services provided by physicians in our surgical facilities consist of scheduled procedures and office visits that occur during business hours. In addition, revenue in the fourth quarter could also be impacted by an increased utilization of services due to annual deductibles which are not usually met until later in the year and also as patients utilize their healthcare benefits before they expire at year-end.
Employees
At December 31, 2017, we had approximately 10,600 employees, including approximately 7,300 full-time employees. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.
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
Private Third-Party Payors
Most third-party payors reimburse us for surgical and ancillary services pursuant to written contracts. These contracts generally require that we offer discounts from our established charges. Some of our payments come from third-party payors with which we do not have written contracts. In those situations, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had we had a contract with the third-party payor. We also submit a claim for the services to the third-party payor along with full disclosure that we have charged the patient an in-network patient responsibility amount.
Governmental Regulation
General
Our businesses are subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights, discrimination, building codes and medical waste and other environmental issues. Federal, state and local governments are expanding the regulatory requirements on businesses like ours. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of our operations.
Certificates of Need, Licensure and Accreditation
Capital expenditures for the construction of new healthcare facilities, the addition of beds or new healthcare services or the acquisition of existing healthcare facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In these states, approvals, generally known as certificates of need, are required for capital expenditures exceeding certain preset monetary thresholds for the development, acquisition and/or expansion of certain facilities or services, including, in certain of these states, surgical facilities. We currently operate in 20 states that have certificate of need laws.
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
As of December 31, 2017, the majority of our facilities were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care, two of the major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. The effect of accreditation by these organizations is to exempt the facilities from routine surveys by state agencies to determine compliance with Medicare conditions. These accredited facilities are subject to periodic surveys by the accrediting organization to ensure that they are in compliance with the applicable standards. Many commercial health plans require our facilities to be accredited in order to be participating providers. Failure to maintain accreditation would cause a facility to become subject to state survey agency oversight and potentially subject to increased scrutiny by CMS, and could result in a loss of payment from commercial health plans.
Affordable Care Act Repeal Efforts
Initiatives to repeal or modify the Affordable Care Act have been persistent and have increased as a result of the 2016 election. As of December 31, 2017, efforts to repeal and replace the Affordable Care Act in full have not been successful. However, as a result of the enactment of the Tax and Jobs Act of 2017, the so-called “individual mandate,” which requires most individuals to obtain qualifying health insurance coverage or pay a tax penalty, was repealed effective as of calendar year 2019. The repeal of the individual mandate and any other future repeal or replacement of the Affordable Care Act may have significant impact on the reimbursement for healthcare services generally, and may cause more individuals to become uninsured, rendering them unable to afford healthcare services offered by the Company. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on the Company.
Medicare and Medicaid Private Contractor Audits
CMS has implemented a number of programs that use private contractors that contract with CMS to identify overpayments and underpayments and other potential sources of billing fraud. These contractors, known as Recovery Audit Contractors (“RACs”) and Zone Program Integrity Contractors (“ZPICs”) conduct both post-payment and pre-payment review of claims submitted by Medicare providers. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. Our facilities and providers continue to receive letters from auditors such as RACs and ZPICs requesting repayment of alleged overpayments for services and incur expenses associated with responding to and appealing these determinations, as well as the costs of repaying any overpayments. Moreover, in recent years, the increase in Medicare payment appeals has created a backlog such that resolving appeals often takes multiple years. For instance, we recently settled claims resulting from an audit for the period July 1, 2009 through May 31, 2012 in the second quarter of fiscal 2017. See Note 15 to our audited financial statements included elsewhere in this report.
Although all other repayments requested to date as a result of RAC, MIC and ZPIC audits have not been material to our Company, we are unable to quantify the aggregate financial impact of these audits on our facilities given the pending appeals and uncertainty about the extent of future audits.
Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by HHS. Among other things, these regulations, known as “conditions for coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than critical access hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. As of December 31, 2017, seven of our hospitals, which do not have an emergency room, maintain a protocol for the transfer of patients requiring emergency treatment. While we believe such protocols satisfy CMS requirements, CMS could interpret such protocols to be inconsistent with the 2007 CMS policy memorandum, which could jeopardize each facility's participation in the Medicare program. Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
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
Because physician-investors in our surgical facilities are in a position to generate referrals to the facilities, the distribution of available cash to those investors could come under scrutiny under the Anti-Kickback Statute. Some courts have held that the Anti-Kickback Statute is violated if one purpose (as opposed to a primary or the sole purpose) of a payment to a provider is to induce referrals. Further, Section 6402(f)(2) of the Affordable Care Act amends the Anti-Kickback Statute by adding a provision to clarify that a person need not have actual knowledge of such section or specific intent to commit a violation of the Anti-Kickback Statute. Because none of these cases involved a joint venture such as those owning and operating our surgical facilities, it is not clear how a court would apply these holdings to our activities. It is clear, however, that a physician’s investment income from a surgical facility may not vary with the number of his or her referrals to the surgical facility.
Under regulations issued by the Office of the Inspector General of the U.S. Department of Health and Human Services (the "OIG"), certain categories of activities are deemed not to violate the Anti-Kickback Statute (commonly referred to as the safe harbors). According to the preamble to these safe harbor regulations, the failure of a particular business arrangement to comply with the regulations does not determine whether the arrangement violates the Anti-Kickback Statute. The safe harbor regulations do not make conduct illegal, but instead outline standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-Kickback Statute. When a transaction or relationship does not fit within a safe harbor, is does not mean that an Anti-Kickback Statute violation has occurred; rather, it means that the facts and circumstances as well as the intent of the parties related to a specific transaction or relationship must be examined to determine whether or not any illegal conduct has occurred.
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
We believe that the ownership and operations of our surgical centers will not fully satisfy the ASC Safe Harbor requirements for investment interests in ASCs because, among other things, we or one of our subsidiaries will generally be an investor in and provide management services to each ASC. While we believe our ASCs would nonetheless be found to be compliant with the Anti-Kickback Statute, we cannot assure you that the OIG would view our activities favorably even though we strive to achieve compliance with the remaining elements of this safe harbor.
In addition, although we expect each physician-investor to utilize the ASCs as an extension of his or her practice and ask each physician-investor to certify this practice, we cannot assure you that all physician-investors will derive at least one-third of their medical practice income from performing Medicare-covered ASC procedures, perform one-third of their procedures at the centers or inform their referred patients of their investment interests. Interests in our ASC joint ventures are purchased at what we believe to be fair market value. Investors who purchase at a later time generally pay more for a given percentage interest than founding investors. The result is that while all investors are paid distributions in accordance with their ownership interests, for ASCs where there are later purchases, we cannot meet the safe harbor requirement that return on investment is directly proportional to the amount of capital investment. The OIG has on several occasions reviewed investments relating to ASCs, and in Advisory Opinion No. 07-05, raised concerns that (a) purchases of interests from physicians might yield gains on investment rather than capital infusion to the ASCs, (b) such purchases could be meant to reward or influence the selling physicians’ referrals to the ASC or the hospital, and (c) such returns might not be directly proportional to the amount of capital invested.
In OIG Advisory Opinion No. 09-09 (July 29, 2009), the OIG concluded that an arrangement involving an ASC joint venture between a hospital and physicians involving the combination of their two ASCs into a single, larger ASC presented minimal risk of fraud or abuse, despite the fact that it did not fit within any applicable Anti-Kickback safe harbors. Additionally, the OIG stated that fair market value should be determined based only on the tangible assets of each ASC since the physician investors are referral sources for the ASC. The OIG stated that a cash flow-based valuation of the business contributed by the physician investors potentially would include the value of the physician investors’ referrals over the time that their ASC was in existence prior to the merger with the hospital’s ASC. The OIG went on to note that a valuation involving intangible assets would not necessarily result in a violation of the Anti-Kickback Statute, but would require a review of all the facts and circumstances. It is not clear whether the OIG is concerned about using a cash flow-based valuation in most healthcare transactions involving referral sources, or just transactions where the parties’ contributions would be valued differently for contributing the same assets if only one party’s contribution is valued as a going concern based on cash flow. Also, the OIG appears to be focused on historical cash flow rather than a projected, discounted cash flow, which is a commonly used valuation methodology.
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
In addition to the physician ownership in our surgical facilities, other financial relationships of ours with potential referral sources could potentially be scrutinized under the Anti-Kickback Statute. We have entered into management agreements to manage the majority of our surgical facilities and physician practices. Most of these agreements call for our subsidiary to be paid a percentage-based management fee. Although there is a safe harbor for personal services and management contracts (the “Personal Services and Management Safe Harbor”), the Personal Services and Management Safe Harbor requires, among other things, that the amount of the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fees are generally based on a percentage of revenue, our management agreements do not typically meet this requirement. We do, however, believe that our management arrangements satisfy the other requirements of the Personal Services and Management Safe Harbor for personal services and management contracts. The OIG has taken the position in several advisory opinions that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-Kickback Statute. We have implemented formal compliance programs designed to safeguard against overbilling and believe that our management agreements comply with the requirements of the Anti-Kickback Statute. However, we cannot assure you that the OIG would find our compliance programs to be adequate or that our management agreements would be found to comply with the Anti-Kickback Statute.

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
Federal Physician Self-Referral Law
The federal physician self-referral law, or Stark Law, prohibits certain self-referrals for healthcare services. The Stark Law prohibits a practitioner, including a physician, dentist or podiatrist, from referring patients to an entity with which the practitioner or a member of his or her immediate family has a “financial relationship” for the provision of certain “designated health services” that are paid for in whole or in part by Medicare or Medicaid unless an exception applies. "Designated health services" include inpatient and outpatient hospital services, clinical laboratory services and radiology services. The term “financial relationship” is broadly defined and includes most types of ownership and compensation relationships. The Stark Law also prohibits the entity from seeking payment from Medicare or Medicaid for services that are rendered through a prohibited referral. If an entity is paid for services provided through a prohibited referral, it may be required to refund the payments. Violations of the Stark Law may also result in the imposition of damages equal to three times the amount improperly claimed and civil monetary penalties of up to $15,000 per prohibited claim and $100,000 per prohibited circumvention scheme and exclusion from participation in the Medicare and Medicaid programs.
Notably, "designated health services" does not include surgical services that are provided in an ASC. Furthermore, Stark Law regulations specifically define the term “designated health services” to not include services that are reimbursed by Medicare as part of a composite rate, such as services that are provided in an ASC. However, if designated health services are provided by an ASC and separately billed, referrals to the ASC by a physician-investor would be prohibited by the Stark Law. Because our facilities that are licensed as ASCs do not have independent laboratories and do not provide designated health services apart from surgical services, we do not believe referrals to these facilities by physician-investors are prohibited. If legislation or regulations are implemented that prohibit physicians from referring patients to surgical facilities in which the physician has a beneficial interest, our business and financial results would be materially adversely affected.
The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, certain changes to the Whole Hospital Exception were made by the Affordable Care Act including:

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
In addition to the physician ownership in our surgical facilities, we have other financial relationships with potential referral sources that potentially could be scrutinized under the Stark Law. We have entered into personal service agreements, such as medical director agreements, with physicians at our hospitals and physician owners within our physician practices may make referrals for certain designated health services within their physician practices. We believe that our agreements with referral sources satisfy the requirements of the personal service arrangements exception and that our physician practices satisfy the physician services and in-office ancillary services exceptions to the Stark Law and have implemented formal compliance programs designed to ensure continued compliance. However, we cannot assure you that the OIG or CMS would find our compliance programs to be adequate or that our agreements with referral sources would be found to comply with the Stark Law.
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
Federal and State Privacy and Security Requirements
We are subject to HIPAA, including The HITECH Act, which was enacted as part of The American Recovery and Reinvestment Act of 2009. The HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations. On January 25, 2013, HHS issued the HIPAA Omnibus Rule, which became effective on March 26, 2013. The HIPAA Omnibus Rule requires us to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information in all situations except those in which we can demonstrate that there is a low probability that the protected health information has been compromised. We now have the burden of demonstrating through a risk assessment that a breach of protected health information has not occurred. This new more objective standard may lead to an increased number of occurrences that require breach notifications.
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
Adoption of Electronic Health Records
The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. Beginning in 2011 and extending through 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in 2015, those hospitals that did not successfully demonstrate meaningful use of EHR technology were subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments were implemented in three stages taking full effect in 2018. Our facilities licensed as hospitals began the implementation of EHR initiatives in 2012. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act may result in significant costs.
HIPAA Administrative Simplification Requirements
The HIPAA transaction regulations were issued to encourage electronic commerce in the healthcare industry. These regulations include standards that healthcare providers must follow when electronically transmitting certain healthcare transactions, such as healthcare claims.
Emergency Medical Treatment and Active Labor Act
Our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions or transfer exists regardless of a patient’s ability to pay for treatment. Off-campus facilities such as surgery centers that lack emergency departments or otherwise do not treat emergency medical conditions generally are not subject to EMTALA. They must, however, have policies in place that explain how the location should proceed in an emergency situation, such as transferring the patient to the closest hospital with an emergency department. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay, including civil monetary penalties and exclusion from participation in the government health care programs. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. CMS has actively enforced EMTALA and has indicated that it will continue to do so in the future. We believe that our hospitals comply with EMTALA.

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
This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in compliance with applicable laws, regulations and company policies. Under the regulatory compliance program, every employee and certain contractors involved in patient care, and coding and billing, receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our facilities, our compliance hotline or directly to our corporate compliance office. We believe our compliance program is consistent with standard industry practices. However, we cannot provide any assurances that our compliance program will detect all violations of law or protect against qui tam suits or government enforcement actions.
Where You Can Find More Information
We file reports and other information with the SEC, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We make available on or through the “Investors-SEC Filings” page of our website at www.surgerypartners.com, free of charge, copies of such reports and amendments to those reports (along with certain other Company filings with the SEC), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K or any other document that we file with the SEC.
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

Item 1A. Risk Factors
We are subject to risks and uncertainties that could cause our actual financial condition, results of operations, business and prospects to differ materially from those described in the forward-looking statements contained in this report or in our other filings with the SEC. Some of these risks and uncertainties are discussed below. If any of the following risks, or other risks and uncertainties, actually occurred, our business, financial condition and operating results could suffer.
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
Payments from private third-party payors, including state workers’ compensation programs and managed care organizations, represented approximately 54%, 52% and 55% of our patient service revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Most of these payments came from third-party payors with which our facilities have contracts. Managed care companies such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors. If we fail to enter into favorable contracts or maintain satisfactory relationships with managed care organizations, our revenue may decrease. Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of healthcare services, including insurance companies and employers, to revise payment methods and monitor healthcare expenditures in an effort to contain healthcare costs. For instance, managed care payors may lower reimbursement rates in response to increased obligations on payors imposed by the Affordable Care Act or future reductions in Medicare reimbursement rates. Further, managed care payors may narrow their provider networks in response to the need to negotiate lower reimbursement rates with providers. If we are unable to maintain strong relationships with payors, we may not be able to ensure participation in these narrow provider networks. Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by third-party payors and closed provider networks, could also cause a reduction of our revenue in the future.
Some of our payments from third-party payors come from third-party payors with which our surgical facilities, physicians or subsidiaries that provide diagnostic services do not have a contract. In those cases where we provide services to a patient that does not use a third-party payor with which we have contracted, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our surgical facilities had a contract with the payor. In accordance with insurance laws and regulations, we submit a claim for the services to the payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount. Historically, those third-party payors who do not have contracts with our surgical facilities typically have paid our claims at higher than comparable contracted rates. However, over the past five years we have observed an increase in third-party payors adopting out-of-network fee schedules that are more comparable to our contracted rates or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities. We are not always successful in securing contracts with payors. If the proportion of our services subject to out-of-network fee schedules increases, we may experience a decrease in volume at our ASCs due to fewer referrals of out-of-network patients.
Payments from workers’ compensation payors represented approximately 5% of our patient service revenue for the fiscal year ended December 31, 2017. A majority of states have implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If states reduce the amounts paid to providers under the workers’ compensation fee schedules, it could have an adverse impact on our operating results.
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
We had a net loss attributable to Surgery Partners, Inc. of $53.0 million and had net income of $9.5 million and $1.4 million, for the years ended December 31, 2017, 2016 and 2015, respectively. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. Growth of our revenue may slow or revenue may decline and expenses may increase for a number of possible reasons, including reduced demand for our services, regulatory shifts, failure to successfully continue to integrate the operations of Surgery Partners and NSH and other risks and uncertainties. Even though we have achieved profitability during 2016 and 2015, we may not achieve, sustain or increase profitability on a quarterly or annual basis in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these factors could contribute to future net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.
We may be unable to fully realize the anticipated benefits of the NSH Merger if we do not successfully integrate our operations with those of NSH and we may not realize the anticipated synergies and cost savings from our combination. If the NSH Merger does not achieve its intended results, our business, financial condition and results of operations could be materially and adversely affected.
The integration of NSH into our operations is a significant undertaking requiring significant attention from our management team. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees and customer relationships, the disruption of each company’s ongoing businesses, processes, and systems, additional operating expenses as a result of the integration of operations, potential impairment of intangible assets and goodwill acquired in the NSH Merger, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the NSH Merger. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Actual synergies may be lower than we currently expect, or may take longer to achieve than anticipated. In addition, we must achieve the anticipated savings, synergies and benefits without adversely affecting current revenues, earnings and investments in future growth. An inability to realize the full extent of the anticipated benefits of the NSH Merger, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, earnings, level of expenses and operating results, which may adversely affect the value of our common and preferred stock.
The integration may be complex and time consuming, and could require substantial resources and effort by management and others. The ongoing integration process may also disrupt our business or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with employees, business partners, customers and others with whom we have business or other dealings, or limit our ability to achieve the anticipated benefits of the NSH Merger. In addition, any difficulties in integrating the businesses could harm our reputation. If we are unable to successfully combine our business with that of NSH in an efficient, effective and timely manner, the anticipated benefits and cost savings of the NSH Merger may not be realized fully, or at all, or may take longer to realize than expected.
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
As of December 31, 2017, we and our subsidiaries had approximately $2.2 billion aggregate principal amount of indebtedness outstanding, which includes $1.3 billion principal amount of senior secured term loans (the “Term Loan”) outstanding, $400.0 million senior unsecured notes due 2021 (the “2021 Unsecured Notes”) and $370.0 million senior unsecured notes due 2025 (the "2025 Unsecured Notes"). As of December 31, 2017, we had no outstanding borrowings under our $75.0 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loan, the “Senior Secured Credit Facilities” and, together with the 2025 Unsecured Notes and the 2021 Unsecured Notes, the “Senior Indebtedness”). After giving effect to the $3.1 million principal amount of outstanding letters of credit issued under our Revolver, we had $71.9 million of unused commitments available to be borrowed under the Revolver. In addition to the Senior Indebtedness, our aggregate principal amount of indebtedness outstanding includes approximately $129.5 million of notes payable and capital lease obligations primarily related to property and equipment for operations. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. In addition, subject to applicable restrictions under our Senior Indebtedness, we may incur significant additional indebtedness, which may be secured, from time to time, which could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	making us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•
requiring us to dedicate a substantial portion of our cash flow to making payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limiting our flexibility in reacting to competitive and other changes in our industry and economic conditions generally; and

•
limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes;

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations may adversely affect our business, financial condition and results of operations.
Our ability to pay or to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend upon our future operating performance and our ability to generate cash, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, business and other factors that are beyond our control.
If our business does not generate sufficient cash flow or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our history of net losses may impair out ability to service our indebtedness or repay outstanding amounts when they become due. In addition, our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, may adversely affect our business, financial condition and results of operations.
Restrictive covenants in our debt instruments may adversely affect us.
The 2021 Unsecured Notes, 2025 Unsecured Notes and Senior Secured Credit Facilities impose significant operating and financial restrictions and limit the ability of us and our restricted subsidiaries to, among other things:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell or otherwise dispose of assets;

•	sell stock of our subsidiaries;

•	incur liens;

•	enter into transactions with affiliates;

•	enter into agreements restricting certain of our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets
As a result of these and other covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, we may be required to maintain specified financial maintenance ratios and satisfy other financial condition tests in connection with the Senior Indebtedness. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their maturity. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although the credit agreement governing the Senior Secured Credit Facilities and the indentures governing each of the 2021 Unsecured Notes and 2025 Unsecured Notes, respectively, contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.
In addition, as of December 31, 2017 we had approximately $71.9 million available for additional borrowings under the Revolver (after giving effect to the $3.1 million aggregate principal amount of outstanding letters of credit issued under our Revolver at such time). If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
We own and operate our surgical facilities through limited partnerships and limited liability companies. Local physicians, physician groups and healthcare systems also own an interest in all but three of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. For some of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide. At December 31, 2017, our intercompany loans totaled $39.0 million. Through these loans we may have a security interest in the partnership’s or limited liability company’s assets, depending upon the terms thereof in each instance. However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans, or such loans are challenged under certain health care laws. Additionally, at December 31, 2017, our global intercompany note, which we use to transfer debt balances between our subsidiaries, had a $3.0 million balance.

Although most of our intercompany loans are secured by the assets of the partnership or limited liability company, the physicians and physician groups that own an interest in these partnerships and limited liability companies generally do not guarantee a pro rata amount of this debt or the other obligations of these partnerships and limited liability companies.
From time to time, we may guarantee our pro-rata share of the third-party debts and other obligations of our non-wholly owned non-consolidated partnerships and limited liability companies in which we own an interest in an amount proportionate to our pro rata share of the equity interests issued by such entity. In such instances, the physicians and/or physician groups typically also guarantee their pro-rata share of such indebtedness.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
The Senior Secured Credit Facilities are guaranteed, on a joint and several basis, by SP Holdco I, Inc. and each of Surgery Center Holdings, Inc.’s current and future wholly-owned domestic restricted subsidiaries (subject to certain exceptions) (the “Subsidiary Guarantors”) and are secured by a first priority security interest in substantially all of Surgery Center Holdings, Inc.’s, SP Holdco I, Inc.’s and the Subsidiary Guarantors’ assets (subject to certain exceptions).
The Senior Secured Credit Facilities bear interest at a rate per annum equal to (x) LIBOR plus a margin ranging from 3.00% to 3.25% per annum, depending on the Company’s first lien net leverage ratio or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (solely with respect to the Term Loan, the alternate base rate shall not be less than 2.00% per annum)) plus a margin ranging from 2.00% to 2.25% per annum. In addition, the Company is required to pay a commitment fee of 0.50% per annum in respect of unused commitments under the Revolver. The 2021 Unsecured Notes bear interest at the rate of 8.875% per year. The 2025 Unsecured Notes bear interest at the rate of 6.750% per year.
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
In addition, our growth strategy includes the acquisition and development of existing surgical facilities and the development of new surgical facilities jointly with local physicians and, in some cases, healthcare systems and other strategic partners. We have acquired interests in or developed all of our surgical facilities since our inception and we expect to continue to expand our operations in the future. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. If we are unable to successfully execute on this strategy in the future, our future growth could be limited. We may be unable to identify suitable acquisition and development opportunities, or to complete acquisitions and new projects in a timely manner and on favorable terms. Further, the businesses or assets we acquire in the future may not ultimately produce returns that justify our related investment.
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
In addition, although we conduct extensive due diligence prior to the acquisition of surgical facilities and seek indemnification from prospective sellers covering unknown or contingent liabilities, we may acquire facilities with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we maintain professional liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence with a retention of $100,000 per occurrence and $3.0 million in annual aggregate coverage per surgical facility, as well as an additional umbrella liability insurance policy in the aggregate amount of $33.0 million, we do not maintain insurance specifically covering all unknown or contingent liabilities that may have occurred prior to the acquisition of facilities. In some cases, our right to indemnification for these liabilities from the seller may be subject to negotiated limits or limits on our ability to enforce indemnification rights.
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
Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities and in contracting with managed care payors in each of our markets. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the year-ended December 31, 2017, our salary and benefit expenses represented approximately 31% of our revenue. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.
If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Any union activity at our facilities that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of our employees are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
Our revenue is particularly sensitive to regulatory, economic and other conditions in the states of Florida and Texas. As of December 31, 2017, we owned and operated 9 consolidated surgical facilities in Texas and 23 consolidated surgical facilities in Florida. The Texas facilities represented approximately 14% of our revenue in fiscal 2017 and the Florida facilities represented approximately 12% of our revenue in fiscal 2017.
In addition, our surgical hospital in Idaho Falls, Idaho represented 19% of our revenue during fiscal 2017. This surgical hospital also provides ancillary services, including physician practices, radiation oncology and anesthesia services. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, including Idaho, our case volumes could decline in such states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
We provide for bad debts principally based upon the type of payor and the age of the receivables. Our allowance for doubtful accounts at December 31, 2017 represented 1% of our accounts receivable balance. Due to the difficulty in assessing future trends, including the effects of changes in economic conditions, we could be required to increase our provision for doubtful accounts. An increase in the amount of patient receivables or a deterioration in the collectability of these accounts could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
As a result of purchase accounting for our various acquisition transactions, including the NSH Merger, our balance sheet at December 31, 2017 contained intangible assets designated as either goodwill or intangibles totaling approximately $3.3 billion in goodwill and approximately $58.9 million in intangibles. Any other additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2017, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $507.4 million and state NOL carryforwards of approximately $619.6 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as a result of the Symbion acquisition, approximately $179 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the Novamed acquisition, approximately $17 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of the NSH acquisition, approximately $20.5 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. Further, the sale of H.I.G.'s shares to Bain Capital in connection with the Transactions resulted in an ownership change as defined in Section 382. As a result, we will not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. These limitations, when combined with amounts allowable due to net unrecognized built in gains, are not expected to impact the realization of the deferred tax assets associated with these NOLs. Our federal NOL carryforwards will begin to expire in 2025 and will completely expire in 2037, and our state NOL carryforwards will begin to expire in 2018 and will completely expire in 2037. Future ownership changes may subject our NOL carryforwards to further annual limitations, which could restrict our ability to use them to offset our taxable income in periods following the ownership changes.
We entered into a tax receivable agreement that will require us to make payments to the pre-IPO owners of Surgery Center Holdings, LLC (the "Pre-IPO Owners"), which amounts are expected to be material.
On September 30, 2015, Surgery Partners, Inc. became the direct parent and sole member of Surgery Center Holdings, LLC (the "Reorganization"). We indirectly acquired favorable tax attributes in connection with the Reorganization. These tax attributes would not be available to us in the absence of the consummation of the Reorganization. As part of the Reorganization, we entered into a tax receivable agreement. In connection with the Transactions completed in in August 2017, we entered into an agreement to amend the TRA (as amended, the “TRA”), which became effective on August 31, 2017.
Pursuant the TRA, we agreed to make annual payments to H.I.G. in its capacity as the stockholders representative on behalf of the other pre-Reorganization stockholders pursuant to a fixed payment schedule. The final payment is scheduled to be made in 2024. The amounts payable under the TRA are calculated to equal the product of (i) an annual base amount and (ii) the sum of (x) the maximum corporate federal income tax rate for the applicable year and (y) three percent. The amounts payable under the TRA are related to our projected realized tax savings over the next five years and are not dependent on our actual tax savings over the next five years. The calculations of amounts payable pursuant to the TRA is thus dependent on the maximum corporate federal income tax rate. To the extent that we are unable to make payments under the TRA and such inability is a result of the terms of credit agreements and other debt documents that are materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 500 basis points until paid. If the terms of such credit agreements and other debt documents cause us to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid. We estimate that the total remaining amounts payable under the TRA as of December 31, 2017 may be as high as $65.1 million, but the ultimate amounts payable are likely to vary if there are further changes in law as to the income tax rates applicable to domestic corporations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the Code, including:

•	reducing the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017;

•	limiting the extent to which net operating losses can be utilized against taxable income that would apply to losses created after December 31, 2017;

•	changing rules related to the ability to apply net operating losses against later or earlier tax years that would apply to losses created after December 31, 2017;

•	creating a new limitation on deductible interest expense for tax years beginning after December 31, 2017;

•	eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized for tax years beginning after December 31, 2017; and

•
generally repealing the performance-based compensation exception to the Section 162(m) $1.0 million deduction limitation and revising the definition of a covered employee for tax years beginning after December 31, 2017.

There are significant uncertainties regarding the interpretation and application of the Tax Act. Additional guidance on the Tax Act is expected; however, the timing, form, scope and content of such guidance is not known. In addition to the changes implemented by the Tax Act and associated regulations and guidance, our future effective tax rates could be subject to volatility or adversely affected by a number of other factors, including:

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
If we fail to comply with applicable laws and regulations, we could subject ourselves to administrative, civil or criminal penalties, cease and desist orders, forfeiture of amounts owed and recoupment of amounts paid to us by governmental or commercial payors, loss of licenses necessary to operate and disqualification from Medicare, Medicaid and other government-sponsored healthcare programs.
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
The Affordable Care Act has changed and continues to change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment and expansion of programs tying reimbursement to quality and clinical integration. The Affordable Care Act also reforms certain aspects of health insurance, quality of care and fraud and abuse enforcement.
Substantial uncertainty remains regarding the net effect of the Affordable Care Act on our business because the long-term impact of a number of factors, including the following, remains unclear:

•	the responses of individuals, businesses and other market participants to the evolving choices and obligations under the Affordable Care Act;

•	the states’ decisions whether to implement the Medicaid expansion provisions of the Affordable Care Act, and under what terms;

•	the effect of value-based purchasing and other quality programs established under the Affordable Care Act;

•	the scope and nature of changes to Medicare reimbursement methods and programs, including accountable care organizations, bundled payment programs and other coordinated care models;

•	the financial sustainability of the Health Insurance Marketplace, which may be impacted by whether a sufficient number of payors participate;

•	our ability to participate in health insurance plans offered through the Health Insurance Marketplaces and the terms of our participation;

•	the net effect of reductions in federal healthcare program spending under the Affordable Care Act; and

•	the resolution of new and ongoing legislative and legal challenges to the Affordable Care Act.
Initiatives to repeal the Affordable Care Act, in whole or in part, and to offer amendments or supplements to modify its provisions have been persistent and have increased as a result of the 2016 election. However, as a result of the enactment of the Tax and Jobs Act of 2017, the “individual mandate” was repealed effective as of calendar year 2019. The repeal of the individual mandate and any other future repeal or replacement of the Affordable Care Act may have significant impact on the reimbursement for healthcare services generally, and may cause more individuals to become uninsured, rendering them unable to afford healthcare services offered by the Company.
Because of the many variables involved, we are unable to predict the net effect of the Affordable Care Act and other associated changes within the healthcare industry on us or our operations. Depending on how the Affordable Care Act continues to be interpreted, implemented or changed, it could have a material adverse effect on our business, prospects, results of operations and financial condition.
If laws governing the corporate practice of medicine or fee-splitting change, we may be required to restructure some of our relationships, which may result in a significant loss of revenue and divert other resources.
The laws of various states in which we operate or may operate in the future do not permit business corporations to practice medicine, to exercise control over or employ physicians who practice medicine or to engage in various business practices, such as fee-splitting with physicians (i.e., sharing in a percentage of professional fees). The interpretation and enforcement of these laws vary significantly from state to state. We provide management services to a physician network. If our arrangements with this network were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws are enacted rendering our arrangements illegal, we may be subject to civil and/or criminal penalties and could be required to restructure or terminate these arrangements, any of which may result in a significant loss of revenue and divert management and business resources.
If regulations change, we may be obligated to purchase some or all of the ownership of our physician partners or renegotiate some of our partnership and operating agreements with our physician partners and management agreements with surgical facilities.
Upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations, we may be obligated to purchase all of the ownership of the physician investors in most of the partnerships or limited liability companies that own and operate our surgical facilities. The purchase price that we would be required to pay for the ownership is specified in our partnership agreements and is typically based on either a multiple of the surgical facility’s EBITDA, as defined in our partnership and operating agreements with these surgical facilities, or the fair market value of the ownership as determined by a third-party appraisal. The physician investors in some of our surgical facilities can require us to purchase their interests in exchange for cash or shares of our common stock if these regulatory changes occur. In addition, some of our partnership agreements with our physician partners and management agreements with surgical facilities require us to attempt to renegotiate the agreements upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations and provide for termination of the agreements if renegotiations are not successful.
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
For the years ended December 31, 2017, 2016 and 2015, we derived approximately 38%, 40% and 38% of our revenue, respectively, from government payors, including Medicare and Medicaid programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, any of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.
We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payors are reduced, if the scope of services covered by governmental payors is limited or if we, or any of our surgical facilities, are excluded from participation in the Medicare, Medicaid or other government-sponsored healthcare programs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
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
By way of example, under the Medicare program, physician payments were previously updated on an annual basis according to a statutory formula. Because application of the statutory formula for the update factor would result in a decrease in total physician payments, Congress would intervene with interim legislation on an annual basis to prevent the reductions. In April 2015, however, MACRA, was signed into law, which repealed and replaced the statutory formula for Medicare payment adjustments to physicians. MACRA provides a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the MPFS. MACRA extended previous payment rates through June 30, 2015, with a 0.5% update for each calendar year through 2018. In addition, MACRA requires the establishment of MIPS, beginning in 2019, under which physicians may receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of electronic health records. For more information on the implementation of MACRA, see “Business - Sources of Revenue - Ancillary and Optical Services.”
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
The Anti-Kickback statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referrals for items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. Additionally, the Anti-Kickback Statute prohibits any form of remuneration in return for purchasing, leasing or ordering, or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Moreover, several federal courts have held that the Anti-Kickback Statute can be violated if only one purpose (not necessarily the primary purpose) of a transaction is to induce or reward a referral of business, notwithstanding other legitimate purposes. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (discussed below). Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including up to five years imprisonment and criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in all federally funded healthcare programs. Our exclusion from participation in such programs would have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, many of the states in which we operate have also adopted laws, similar to the Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties, including the loss of a license to do business in the state.
In July 1991, HHS, issued final regulations defining various “safe harbors” under the Anti-Kickback Statute. Business arrangements that meet the requirements of the safe harbors are not treated as criminal violations under the Anti-Kickback Statute. Business arrangements that do not meet the safe harbor requirements do not necessarily violate the Anti-Kickback Statute, but may be subject to scrutiny by the federal government to determine compliance. Two of the original safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgical facilities: the “Investment Interest” safe harbor and the “Personal Services and Management Contracts” safe harbor. However, the structure of the partnerships and limited liability companies operating our surgery centers and surgical hospitals, as well as our various business arrangements involving physician group practices, do not satisfy all of the requirements of either safe harbor. We have entered into management agreements to manage the majority of our surgical facilities. Most of these agreements call for our subsidiary to be paid a percentage-based management fee.  Because our management fees are generally based on a percentage of revenue, our management agreements do not typically meet the Personal Services and Management Contracts safe harbor.  We have implemented formal compliance programs designed to safeguard against overbilling and believe that our management agreements comply with the requirements of the Anti-Kickback Statute. However, we cannot assure you that the OIG would find our compliance programs to be adequate or that our management agreements would be found to comply with the Anti-Kickback Statute.

In November1999, HHS promulgated final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of or investment interests in surgery centers. The surgery center safe harbor protects four types of investment arrangements: (1) surgeon owned surgery centers; (2) single specialty surgery centers; (3) multi-specialty surgery centers; and (4) hospital/physician surgery centers. Each category has its own requirements with regard to what type of physician may be an investor in the surgery center. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our surgical facilities typically consist of one of our subsidiaries being an investor in each partnership or limited liability company that owns the facility, in addition to providing management and other services to the facility. Therefore, our business arrangements with our surgery centers, surgical hospitals and physician groups do not qualify for the expanded safe harbor protection from government review or prosecution under the Anti-Kickback Statute. However, we believe that we are in compliance with the requirements of the Anti-Kickback Statute.
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
The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest if certain requirements are met. However, the Affordable Care Act dramatically curtailed this exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010. As a result, the law effectively prevents the formation of new physician-owned hospitals that participate in Medicare and Medicaid after December 31, 2010. Each of our surgical hospitals had a Medicare provider agreement in place prior to December 31, 2010 and is therefore able to continue operating with the ownership structure that was in place prior to December 30, 2010. However, the Affordable Care Act prohibits “grandfathered” hospitals from increasing their percentage of physician ownership, and it limits to a certain extent their ability to grow, because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms.
Companies within the healthcare industry continue to be the subject of federal and state audits and investigations, and we may be subject to such audits and investigations, including actions for false and other improper claims.
Federal and state government agencies, as well as commercial payors, have increased their auditing and administrative, civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These audits and investigations relate to a wide variety of topics, including the following: cost reporting and billing practices; quality of care; financial reporting; financial relationships with referral sources; and medical necessity of services provided. In addition, the OIG and the U.S. Department of Justice (“DOJ”) have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. In its 2013 Work Plan, the OIG stated its intention to review the safety and quality of care for Medicare beneficiaries having surgeries and procedures in ASCs and hospital outpatient departments.
The federal government may impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs and other federal and state healthcare programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the anti-fraud provisions of the HIPAA. While the criminal statutes are generally reserved for instances of fraudulent intent, the federal government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances, including claiming payment for unnecessary services if the claimant merely should have known the services were unnecessary and claiming payment for low-quality services if the claimant should have known that the care was substandard. In addition, a violation of the Stark Law or the Anti-Kickback Statute can result in liability under the federal False Claims Act ("FCA").
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
Moreover, another trend impacting healthcare providers is the increased use of the FCA, particularly by individuals who bring actions under that law. Under the “qui tam,” or whistleblower, provisions of the FCA, private parties may bring actions on behalf of the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $5,500 and $11,000 for each false claim submitted to the government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. These qui tam cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government and the presiding court. It is possible that qui tam lawsuits have been filed against us and that we are unaware of such filings. Both direct enforcement activity by the government and whistleblower lawsuits under the FCA have increased significantly in recent years; thus, the risk that we will have to defend a false claims action, pay significant fines or be excluded from the Medicare and Medicaid programs has increased. For example, on October 23, 2017, the Company received a civil investigative demand (“CID”) from the federal government under the False Claims Act (“FCA”) for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. The Company intends to respond to the CID and cooperate with the U.S. Attorney’s Office in connection with the FCA investigation.
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
HIPAA also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
All payors are increasingly conducting post-payment audits. For example, CMS has implemented the RAC program, involving Medicare claims audits nationwide. Under the program, CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Affordable Care Act expanded the RAC program’s scope to include managed Medicare plans and to include Medicaid claims. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. The Affordable Care Act increases federal funding for the MIC program. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. We are regularly subject to these external audits and we also perform both internal and third-party audits and monitoring.
Although all other repayments requested to date as a result of RAC, MIC and ZPIC audits have not been material to our Company, we are unable to quantify the suspended payments and aggregate financial impact of these audits on our facilities given the pending appeals and uncertainty about the extent of future audits and whether the underlying conduct could be considered systemic. As such, the resolution of these audits could have a material adverse effect on our business, prospects, results of operations and financial condition.
Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of program payment or other governmental sanctions.
To participate in and receive payment from the Medicare program, our facilities must comply with regulations promulgated by CMS. These regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, set forth specific requirements with respect to, among other things, the facility’s physical plant, equipment, personnel and standards of medical care. All of our surgery centers and surgical hospitals are certified to participate in the Medicare program. As such, these facilities are subject to on-site, unannounced surveys by state survey agencies working on behalf of CMS. Under the ASC survey process, the surveyors are becoming more familiar with expanded interpretive guidance and the updated ASC conditions for coverage, which may lead to an increased number of deficiency citations requiring remedy with appropriate action plans. Failure to comply with Medicare’s conditions for coverage or conditions of participation may result in loss of payment or other governmental sanctions, including termination from participation in the Medicare program. We have established ongoing quality assurance activities to monitor our facilities’ compliance with these conditions and respond to surveys, but we cannot be sure that our facilities are or will always remain in full compliance with the requirements. In addition, pending a determination regarding our compliance with these conditions, payment to us may be suspended and we may be required to devote significant time, effort and expense to demonstrate satisfactory compliance.

Our facilities could face decreased Medicare payments if they fail to report and meet various quality metrics.
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
If the public performance data becomes a primary factor in determining where patients choose to receive care, and if competing hospitals and ASCs have better results than our facilities on those measures, our patient volumes could decline.
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
Our operations depend significantly on effective information systems, which require continual maintenance, upgrading and enhancement to meet our operational needs. Any system failure or integration delay that causes an interruption in service or availability of our systems could adversely affect operations or delay the collection of revenue. Moreover, we use the development and implementation of sophisticated and specialized technology to improve our profitability, and our acquired surgical centers and hospitals will require frequent transitions and integration of various information systems. If we are unable to properly integrate other information systems or expand our current information systems it may have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins and we could suffer, among other things, operational disruptions, disruptions in cash flows and increases in administrative expenses.
Information security risks have generally increased in recent years because of threats from malicious persons and groups, new vulnerabilities, the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems as a result of cyber-attacks or information security breaches could disrupt our business, result in the loss, disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or lead to fines and financial losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we will be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities.
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
As of December 31, 2017, Bain Capital controlled a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these rules, a company of which more than a majority of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements including:

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
As of December 31, 2017, we have availed ourselves of certain of these exemptions. For example, as a result, we did not have a majority of independent directors for the entire period covered by this report (and may, in the future, have less than a majority of independent directors) and we do not have a nominating and corporate governance committee. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.
There can be no assurance as to the period of time during which we will remain a “controlled company”.
Our controlling stockholder has significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2017, we were controlled by Bain Capital. As of that time, Bain Capital beneficially owned approximately 66% of our outstanding common stock. For as long as Bain Capital continues to control a majority of the voting power of our common stock, it will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, Bain Capital will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to it. Even if Bain Capital ceases to beneficially own a majority of the voting power of our common stock, it will continue to be able to strongly influence or effectively control our decisions.
Our stock price could be extremely volatile, and, as a result, our stockholders may not be able to resell their shares at or above the price paid for them.
Since our initial public offering, the price of our common stock as reported on The NASDAQ Global Select Market has ranged from a low of $7.10 on November 1, 2017 to a high of $24.05 on June 28, 2017. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	our limited public float;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.
Securities class action litigation is often initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation. For example, on December 4, 2017, we were named as one of the defendants, along with members of our board, and our current and former controlling shareholder and their respective affiliates in a suit filed in the Delaware Court of Chancery by a purported stockholder relating to the Transactions after a period of decline in our trading price. The plaintiff claims that the director defendants breached their fiduciary duties in connection with the Transactions, purporting to assert those claims on the Company’s behalf. While we believe that there is no merit to the claims brought in this suit, litigation like this and others like it could result in diversion of resources including management’s attention.

Provisions in the certificate of designation governing our preferred stock and in our charter documents and Delaware law may deter takeover efforts that could be beneficial to stockholder value.
Our certificate of incorporation and by-laws, the certificate of designation governing our preferred stock and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. The provisions in our organizational documents include a classified board of directors and limitations on actions by our stockholders. In addition, our board of directors has the right to issue additional preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15.0% or more of our outstanding common stock other than affiliates of Bain Capital. Finally, our 10% Series A Convertible Perpetual Participating Preferred Stock accrues conversion value for each quarter it is outstanding and is subject, under certain circumstances, to a redemption premium, which could significantly increase the cost to a potential acquirer of buying all of the outstanding securities of the Company. As a result of these features, our stockholders may lose their ability to sell their stock for a price in excess of the prevailing market price, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.
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
As a public company, we are required to evaluate our internal controls over financial reporting and to comply with Section 404 of the Sarbanes-Oxley Act. As disclosed in Item 9A. “Controls and Procedures”, in connection with management's assessment of our internal control over financial reporting as of December 31, 2017, management recognized certain control deficiencies in our internal control over financial reporting pertaining to lack of documentation evidencing certain controls involving revenue, accounts receivable and related allowances and relating to the business combination accounting for the NSH acquisition and the application of pushdown accounting, which aggregates to a material weakness as of December 31, 2017. Certain of the control deficiencies identified as of December 31, 2017 were identified in connection with management's assessment of our internal control over financial reporting as of December 31, 2016, which management was unable to satisfactorily remediate during fiscal 2017. We have developed and are implementing a plan to remediate certain of these control deficiencies, against which we have made progress, and intend to design a plan to remediate the remainder, but there can be no assurance as to when we will be able to remediate our material weakness, if at all.
If our remediation measures prove to be insufficient to remediate the material weakness, or if additional material weaknesses or significant deficiencies in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, or the accuracy of our financial reporting could be adversely affected resulting in reputational harm, distractions to management and our board of directors, and disruptions to our business.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Brentwood, Tennessee, where we currently lease approximately 85,000 square feet of office space pursuant to an agreement with an initial term expiring December 31, 2027. In addition, certain of our corporate operational functions are located in Tampa, Florida and Chicago, Illinois. Our Tampa, Florida office contains approximately 31,000 square feet of leased office space, pursuant to an agreement which expires in April 2018. We have entered into a new lease agreement for our corporate functions in Tampa, which commences in May 2018. The new space will be approximately the same size. Our Chicago, Illinois office contains approximately 16,626 square feet of leased office space, pursuant to an agreement with an initial term expiring February 23, 2023. Our surgical facilities typically are located on real estate leased by the partnership or limited liability company that operates the facility. The average facility size is 8,000 to 12,000 square feet, and is specifically tailored to meet the needs of physician-partners and their specialties. Of our 124 surgical facilities, 117 utilize leased real property. These leases generally have initial terms of ten years, but range from 2 to 15 years. Most of the leases contain options to extend the lease period for up to ten additional years. We generally guarantee the lease obligations of the partnerships and limited liability companies that own our surgical facilities. We expect to be able to renew or replace a substantial majority of these leases on substantially similar terms as they come due. We believe these spaces are sufficient and adequate for our needs at this time.
Item 3. Legal Proceedings
Stockholder Litigation. On December 4, 2017, the Company, certain current and former members of the Company’s board of directors, H.I.G. Capital LLC and certain of its affiliates and Bain Capital Private Equity, L.P. and certain of its affiliates and advised funds (collectively, the “Defendants”) were named as defendants in a suit filed in the Delaware Court of Chancery (the “Delaware Action”) by a purported Company stockholder relating to the Transactions. The plaintiff in the Delaware Action claims that the Defendants breached their fiduciary duties in connection with the Transactions, and that, in the alternative, Bain Capital aided and abetted those purported breaches. The plaintiff in the Delaware Action purports to assert those claims on the Company’s behalf, as well as on behalf of a putative class of Company stockholders and requests that the Court award monetary damages to the purported class and/or the Company. On January 2, 2018 the defendants in the Delaware Action moved to dismiss all of the claims asserted in that suit. Briefing on that motion will conclude on or about May 21, 2018.
Other Litigation. In addition, we are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, which may not be covered by insurance.
In the opinion of management, we are not currently a party to any proceedings that would have a material adverse effect on our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades under the symbol “SGRY” on the NASDAQ Global Select Market. The following table presents the high and low sales prices per share for our common stock on the NASDAQ Global Select Market for the periods indicated:

	High	Low
2017
First quarter	$22.85	$15.10
Second quarter	24.05	17.00
Third quarter	22.85	8.53
Fourth quarter	12.78	7.10
2016
First quarter	$20.40	$11.97
Second quarter	18.45	11.76
Third quarter	20.78	15.94
Fourth quarter	20.93	13.60
Stockholders
As of March 14, 2018, there were 45 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid a cash dividend on our common stock, and have no current plans to declare or pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of our existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. Additionally, because we are a holding company, we would depend on distributions from our subsidiaries to fund any potential dividends.
Equity Compensation Plans
See Item 12 for information with respect to the Company’s equity compensation plans.
Unregistered Sales of Equity Securities and Use of Proceeds
As previously reported in our Current Report on Form 8-K filed September 1, 2017, we issued 310,000 shares of the Company's preferred stock, par value $0.01 per share, designated as 10.00% Series A Convertible Perpetual Participating Preferred Stock (the “Series A Preferred Stock”), to Bain Capital at a purchase price of $1,000.00 per share for an aggregate purchase price of $310.0 million on August 31, 2017 (the “Preferred Private Placement”). The net proceeds from the Preferred Private Placement were used to finance a portion of the Company’s acquisition of NSH Holdco, Inc. The issuance of the Series A Preferred Stock to Bain Capital was made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506 promulgated thereunder. The issuance of Common Stock that may be issued upon the conversion of the Series A Preferred Stock will be issued in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) promulgated thereunder.
For further discussion of the Preferred Private Placement and the Series A Preferred Stock, see Note 1. “Organization” and Note 9, “Redeemable Preferred Stock” of our consolidated financial statements included elsewhere in this report and the disclosures set forth in Item 3.02 and Item 3.03 of our Current Report on Form 8-K filed September 1, 2017, which are incorporated by reference herein.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Dow Jones U.S. Health Care Providers Index. The graph begins on October 1, 2015, the day our shares were initially sold to the public. The comparison assumes $100 was invested in our common stock and in each of the indices on October 1, 2015 and assumes the reinvestment of dividends, if any.

	10/1/2015	12/31/2015	6/30/2016	12/31/2016	6/30/2017	12/31/2017
Surgery Partners, Inc.	$100.00	$113.14	$98.84	$87.52	$125.62	$66.81
NASDAQ Composite Index	$100.00	$108.22	$104.66	$116.34	$132.71	$149.20
Dow Jones U.S. Health Care Providers Index	$100.00	$100.34	$104.84	$107.40	$125.66	$141.60
This graph is furnished and not filed with the SEC or soliciting material under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 15, 2017, our Board of Directors authorized a share repurchase program of up to $50.0 million of our issued and outstanding common stock from time to time. The timing and size of repurchases will be determined based on market conditions and other factors. The authorization does not obligate us to repurchase any shares and we may repurchase shares of common stock at any time without prior notice. The share repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice.
The following table presents information related to our repurchases of common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(in thousands, except share and per share amounts)
October 1, 2017 to October 31, 2017	—	$—	—	$—
November 1, 2017 to November 30, 2017	—	$—	—	$—
December 1, 2017 to December 31, 2017	194,267	$11.19	180,664	$47,991
Total	194,267		180,664
(1) Includes shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.

Item 6. Selected Financial Data
The table below contains selected consolidated financial and other data that has been derived from our audited consolidated financial statements for each of the years in the five year period ended December 31, 2017. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. The following table covers periods both prior to and subsequent to the Transactions (as defined in the Explanatory Note above). As discussed in the notes to the consolidated financial statements included in this report, in connection with the change of control effected by the Private Sale, we elected to apply “pushdown” accounting. We have presented the information for the year ended December 31, 2017 on a Predecessor period and Successor period combined basis (each as defined in Note 1. "Organization" of our consolidated financial statements) to facilitate meaningful comparisons of selected consolidated financial and other data to the prior year periods. The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and the related notes included elsewhere in this report. The results presented below are not necessarily indicative of future results (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenues	$1,341,219	$1,145,438	$959,891	$403,289	$284,599

Net income (loss)	$28,736	$85,083	$72,845	$(27,052)	$17,727
Less: Net income attributable to non-controlling interests	(81,721)	(75,630)	(71,416)	(38,845)	(26,789)
Net (loss) income attributable to Surgery Partners, Inc.	(52,985)	9,453	1,429	(65,897)	(9,062)
Less: Amounts attributable to participating securities (1)	(26,047)	—	—	—	—
Net (loss) income attributable to common stockholders	$(79,032)	$9,453	$1,429	$(65,897)	$(9,062)

Per common share data:
Basic	$(1.64)	$0.20	$0.04	$(2.04)	$(0.28)
Diluted (2)	$(1.64)	$0.20	$0.04	$(2.04)	$(0.28)

Consolidated Balance Sheets Data:
Working capital	$260,220	$175,230	$129,668	$127,258	$40,056
Total assets	4,622,773	2,304,958	2,104,443	1,855,771	470,929
Long-term debt, less current maturities	2,130,556	1,414,421	1,228,112	1,336,243	414,787
Redeemable preferred stock	330,806	—	—	—	—
Total stockholders’ equity (deficit)	1,336,610	324,674	297,927	29,536	(14,375)

Statements of Cash Flows Data:
Net cash provided by operating activities	$120,943	$125,239	$84,481	$21,949	$49,078
Net cash used in investing activities	(783,449)	(184,749)	(134,842)	(271,106)	(3,622)
Net cash provided by (used in) financing activities	767,721	71,276	33,374	310,961	(37,662)

Other Data:
Adjusted EBITDA (3)	$164,301	$179,263	$158,053	$77,034	$57,900
Adjusted EBITDA as a % of revenues	12.3%	15.7%	16.5%	19.1%	20.3%
Number of surgical facilities as of the end of period (4)	124	104	101	103	47
Number of consolidated surgical facilities included as of the end of period	108	94	90	91	47
(1) Includes accrued dividends of $10.4 million and a mark to redemption adjustment of $15.6 million for the Series A Preferred Stock for the year ended December 31. 2017. There were no participating securities during the 2016, 2015, 2014 and 2013 periods.
(2) The impact of potentially dilutive securities for the years ended December 31, 2017, 2014 and 2013 was not considered because the effect would be anti-dilutive in each of those periods.
(3) See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain non-GAAP Metrics” for a table showing the reconciliation of Adjusted EBITDA to income before income taxes.

(4)	Includes surgical facilities that we manage but in which we have no ownership interest.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding certain of the risks and uncertainties that affect our business and the industry in which we operate, please see Item 1A. “Risk Factors” and Item 9A. “Controls and Procedures” found elsewhere in this report. Unless otherwise indicated or the context otherwise requires, references herein to the “Company”, “Surgery Partners”, “we”, “us” and “our” refer: (i) immediately prior to the Reorganization, to Surgery Center Holdings, LLC and its consolidated subsidiaries, including Surgery Center Holdings, Inc., (ii) immediately following the Reorganization but immediately prior to the consummation of the NSH Merger, to Surgery Partners, Inc. and its consolidated subsidiaries, including Surgery Center Holdings, LLC and Surgery Center Holdings, Inc., and, (iii) immediately following the consummation of the NSH Merger, to Surgery Partners, Inc. and its consolidated subsidiaries, including Surgery Center Holdings, LLC, Surgery Center Holdings, Inc. and NSH. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Partners, Inc., and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term “employees” refers to employees of affiliates of Surgery Partners, Inc.
The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the Transactions (as defined in the Explanatory Note above). Accordingly, the discussion and analysis of historical periods do not reflect the significant impact the Transactions had. As discussed in the notes to the consolidated financial statements included in this report, in connection with the change of control effected by the Private Sale, we elected to apply “pushdown” accounting. We have presented the information for the year ended December 31, 2017 on a Predecessor period and Successor period combined basis (each as defined in Note 1. "Organization" of our consolidated financial statements) to facilitate meaningful comparisons of operating results to the prior year period. You should read the following discussion together with our historical financial statements and related notes included elsewhere herein.
Executive Overview
As of December 31, 2017, we owned and operated a national network of surgical facilities, physician practices and a suite of ancillary services in 32 states. Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. Our surgical hospitals provide services, such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Our portfolio of outpatient surgical facilities is complemented by our suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. As a result, we believe we are well positioned to benefit from rising consumerism and payors’ and patients’ focus on the delivery of high quality care and superior clinical outcomes in the lowest cost and care setting.
As of December 31, 2017, we owned or operated, primarily in partnership with physicians, a portfolio of 124 surgical facilities comprised of 106 ASCs and 18 surgical hospitals across 32 states. We owned a majority interest in 84 of the surgical facilities and consolidated 108 of these facilities for financial reporting purposes. During the year ended December 31, 2017, approximately 468,000 surgical procedures were performed in our surgical facilities, generating approximately $1.3 billion in revenue.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. Excluding the acquisition of NSH, during the year ended December 31, 2017, we completed acquisitions of four physician practices and one surgical facility in existing markets for an aggregate investment of $43.6 million.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Patient service revenues:
Surgical facilities revenues	92.7%	90.3%	91.6%
Ancillary services revenues	5.7%	7.9%	6.4%
	98.4%	98.2%	98.0%
Other service revenues:
Optical services revenues	0.8%	1.1%	1.5%
Other	0.8%	0.7%	0.5%
	1.6%	1.8%	2.0%
Total revenues	100.0%	100.0%	100.0%
During the third quarter of 2017, we experienced lower than expected revenue and incurred certain expenses related to Hurricanes Harvey and Irma, primarily driven by electrical outages at, and temporary closures of, certain of our facilities in affected areas. All affected facilities are currently open and our operations have returned to normal. We estimate the total impact from the hurricanes during the second half of 2017 to be approximately an $8.0 million decrease in revenue.
Additionally, in the third quarter of 2017, we incurred a one-time adjustment to revenue of $15.6 million that was attributable to an increase in reserves for certain accounts receivables. This increase in reserves resulted from certain known events and actions during the third quarter of 2017 related to select payors primarily in our ancillary services segment. Upon consideration of such additional information, related receivables were determined to have a low likelihood of collection. The majority of this adjustment relates to receivables with balances from the first quarter of 2016 and prior. We believe we have accounted for all necessary reserve adjustments at this time.
On a normalized basis, net revenues for the year ended December 31, 2017 were $1.4 billion. Normalized revenue is not a financial measure prepared in accordance with GAAP. The following table reconciles normalized revenues to revenues, the most directly comparable GAAP financial measure:

Year Ended December 31, 2017
Consolidated Statements of Operations Data:
Revenues	$1,341,219
Hurricane estimated impact	8,000
Reserve adjustment	15,572
Normalized Revenues	$1,364,791
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Year Ended December 31,
	2017	2016	2015

Private insurance payors	53.6%	51.5%	55.0%
Government payors	38.3%	39.9%	38.2%
Self-pay payors	2.4%	1.8%	1.7%
Other payors (1)	5.7%	6.8%	5.1%
Total	100.0%	100.0%	100.0%
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
AND RESULTS OF OPERATIONS (continued)

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2017	2016	2015

Gastrointestinal	22.3%	22.7%	22.2%
General surgery	2.7%	2.4%	2.9%
Ophthalmology	27.9%	29.4%	30.0%
Orthopedics and pain management	34.5%	32.4%	30.5%
Other	12.6%	13.1%	14.4%
Total	100.0%	100.0%	100.0%
Case Growth
Same-facility Information
Same-facility revenues include revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior periods) along with the revenues from our ancillary services. The below table reflects the pro forma effect of the NSH acquisition for a full period in both the years ended December 31, 2017 and 2016, and is normalized for the impact of the hurricanes and one-time adjustments to revenue described above.

	Year Ended December 31,
	2017	2016

Cases (1)	550,405	545,718
Case growth	0.9%	N/A
Revenues per case (1)	$3,309	$3,189
Revenues per case growth	3.8%	N/A
Number of facilities	—	N/A
(1) The table above includes normalization impact of the hurricanes and the one-time adjustment to revenue on the same-facility information of $23.6 million in revenues and 2,828 cases for year ended December 31, 2017.
Segment Information
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
Our financial information by reporting segment is prepared on an internal management reporting basis that the CODM uses to allocate resources and assess the performance of the operating segments. Our operating segments have been defined based on the separate financial information that is regularly produced and reviewed by our CODM, which is our Chief Executive Officer. Adjusted EBITDA is the primary profit/loss metric reviewed by the CODM in making key business decisions and on allocation of resources.
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
Ancillary Services Segment: Our ancillary services segment consists of a diagnostic laboratory and multi-specialty physician practices. These physician practices include our owned and operated physician practices pursuant to long-term management service agreements.
Optical Services Segment: Our optical services segment consists of an optical laboratory and an optical products group purchasing organization. Our optical laboratory manufactures eyewear, while our optical products purchasing organization negotiates volume buying discounts with optical product manufacturers.
"All other" primarily consists of the Company's corporate general and administrative functions. Prior to 2017, the all other component was disaggregated and presented below the reportable operating segments in the Adjusted EBITDA table. The Company has conformed the

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

prior periods to align to the current year presentation. These changes had no effect on the Company’s reportable operating segments, which are presented consistent with prior periods.
The following tables present financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues:
Surgical facility services	$1,253,183	$1,042,097	$884,144
Ancillary services	76,921	90,836	61,175
Optical services	11,115	12,505	14,572
Total revenues	$1,341,219	$1,145,438	$959,891

	Year Ended December 31,
	2017	2016	2015
Adjusted EBITDA:
Surgical facility services	$229,672	$214,218	$180,113
Ancillary services	(8,781)	12,685	18,715
Optical services	2,950	3,308	3,905
All other	(59,540)	(50,948)	(44,680)
Total Adjusted EBITDA (1)	$164,301	$179,263	$158,053
(1) For a reconciliation of Adjusted EBITDA to income before income taxes as reflected in the audited consolidated statements of operations see "--Certain Non-GAAP Metrics" below.

	December 31, 2017	December 31, 2016
Assets:
Surgical facility services	$4,072,521	$1,914,842
Ancillary services	104,274	184,002
Optical services	48,309	22,478
All other	397,669	183,636
Total assets	$4,622,773	$2,304,958
In connection with the application of pushdown accounting we reevaluated the relative fair value of our operating segments using a measurement date of October 1, 2017. As a result of this evaluation, we reallocated goodwill as of the measurement date to each reportable segment as follows: $3.158 billion to surgical facilities services, $74.3 million to ancillary services and $38.4 million to optical services.

	Year Ended December 31,
	2017	2016	2015
Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$23,916	$29,157	26,723
Ancillary services	2,066	5,388	1,051
Optical services	156	351	128
All other	3,462	4,213	5,537
Total cash purchases of property and equipment, net	$29,600	$39,109	$33,439
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
AND RESULTS OF OPERATIONS (continued)

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
As of December 31, 2017 we held less than a majority economic interest in five surgical facilities, three anesthesia practices and three physician practices over which we exercise controlling influence. Controlling influence includes financial interests, duties, rights and responsibilities for the day-to-day management of the entity. We also consider the relevant sections of the Accounting Standard Codification ("ASC") 810, Consolidation, to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. As we were the primary beneficiary, we consolidated the above 11 entities at December 31, 2017.
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
We estimate our allowances for doubtful accounts using similar information and analysis. While we believe that our allowances for contractual adjustments and doubtful accounts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations. Because in most cases we have the ability to verify a patient’s insurance coverage before services are rendered, and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal. Our net accounts receivable reflected allowances for doubtful accounts of $2.0 million and $29.9 million at December 31, 2017 and December 31, 2016, respectively. The decrease is due to the application of pushdown accounting.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding was 61 days for the year ended December 31, 2017 and 70 days for the year ended December 31, 2016.
At a consolidated level, we review the standard aging schedule, by facility, to determine the appropriate provision for doubtful accounts by monitoring changes in our consolidated accounts receivable by aging schedule, days sales outstanding and bad debt expense as a percentage of revenues. At a consolidated level, we do not review a consolidated aging by payor. Regional and local employees review each surgical facility’s aged accounts receivable by payor schedule. These employees have a closer relationship with the payors and have a more thorough understanding of the collection process for that particular surgical facility. Furthermore, this review is supported by an analysis of the actual revenues, contractual adjustments and cash collections received. If our internal collection efforts are unsuccessful, we further review patient accounts with balances of $25 or more. We then classify the accounts based on any external collection efforts we deem appropriate. An account is written-off only after we have pursued collection with legal or collection agency assistance or otherwise deemed an account to be uncollectible. Typically, accounts will be outstanding a minimum of 120 days before being written-off.
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay payors as a percentage of total revenues were approximately 2% for each of the years ended December 31, 2017, 2016 and 2015.
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
As of December 31, 2017, we had unused federal net operating loss carryforwards (“NOLs”) of approximately $507.4 million. Such losses expire in various amounts at varying times beginning in 2025. Unless they expire, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.
We recorded a valuation allowance against our deferred tax assets at December 31, 2017 and 2016 totaling $11.0 million and $7.4 million, respectively, which represents an increase of $3.6 million. The valuation allowance continues to be provided for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized, which are primarily certain state net operating losses and capital loss carryforwards. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
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
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, allows for 100% expensing of certain capital expenditures, and will limit interest expense deductions beginning in 2018. As of December 31, 2017, we have not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on existing accounting under ASC 740, and the provisions of the tax laws

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

that were in effect immediately prior to enactment. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, estimates may also be affected as we gain a more thorough understanding of the tax law.
We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The most significant component of the uncertainty relates to the state tax impact of the federal changes and how the states will or will not adopt federal changes. The effect on the Company will primarily be related to our state net operating losses and related valuation allowances. The provisional amount recorded related to the remeasurement of our deferred tax balance was $64.0 million, which is included as a component of income tax expense from operations.
We have not made sufficient progress on the analysis of the 100% expensing that may be claimed at certain partnership entities in their 2017 income tax returns for applicable capital expenditures, and the effects that would have on our deferred tax assets and liabilities. The temporary differences related to these amounts would adjust our deferred tax assets and liabilities related to partnership differences and net operating losses, but would likely have an immaterial net effect on the overall deferred tax asset recorded in the consolidated financial statements.
Tax Receivable Agreement
On May 9, 2017, we entered into an agreement to amend our Income Tax Receivable Agreement, dated September 30, 2015 (as amended, the “TRA”), between the Company, and the other parties referred to therein, which amendment became effective on August 31, 2017. Pursuant to the amendment to the TRA, we agreed to make payments to H.I.G., our former controlling shareholder, in its capacity as the stockholders representative pursuant to a fixed payment schedule. The amounts payable under the TRA are calculated as the product of (i) an annual base amount and (ii) the maximum corporate federal income tax rate for the applicable year plus three percent. The amounts payable under the TRA are related to our projected realized tax savings over the next five years and are not dependent on our actual tax savings. Amounts payable pursuant to the TRA will be adjusted downward in the event that the maximum corporate federal income tax rate is reduced. To the extent that we are unable to make payments under the TRA and such inability is a result of the terms of credit agreements and other debt documents that are materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 500 basis points until paid. If the terms of such credit agreements and other debt documents cause us to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid.
As a result of the amendment to the TRA, we were required to value the liability under the TRA by discounting the fixed payment schedule using our incremental borrowing rate. During the year ended December 31, 2017, we recognized a reduction in the carrying value of the TRA liability of $43.9 million, with $15.3 million of the reduction recorded to a gain on amendment to the TRA and $28.6 million recorded as a reduction to the goodwill recorded in connection with the application of pushdown accounting related to the change of control (discussed in Note 1. "Organization" of our consolidated financial statements included elsewhere in this report).
As a result of the reduction in the corporate tax rate from the Tax Cuts and Jobs Act discussed above, we remeasured the value of the liability under the TRA pursuant to the calculation terms as described above. During the year ended December 31, 2017, we recognized a further reduction in the carrying value of the liability under the TRA of $25.3 million, included as a tax receivable agreement benefit in the consolidated statement of operations. Assuming our tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, we estimate the total remaining amounts payable under the TRA as of December 31, 2017 will be approximately $65.1 million. The carrying value of the liability under the TRA, reflecting the discount as discussed above, was $44.3 million as of December 31, 2017.
Prior to the remeasurement at the lower corporate tax rate, but subsequent to the effectiveness of the amendment discussed above, we estimated that the total amounts payable under the TRA would be approximately $120.5 million. Prior to the effectiveness of the amendment to the TRA, the amounts payable under the TRA varied depending upon a number of factors, including the amount, character and timing of our taxable income. We estimated the total amounts payable would be approximately $123.4 million, if the tax benefits of related deferred tax assets were ultimately realized. The amounts payable were recognized during 2015 in conjunction with the release of the valuation allowance recorded against the deferred tax assets.
On September 8, 2017, in connection with the resignation of our former Chief Executive Officer, Michael Doyle, Mr. Doyle entered into a TRA Waiver and Assignment Agreement (the “CEO TRA Assignment Agreement”) with the Company, pursuant to which we accepted the assignment of 50% of Mr. Doyle’s (and his affiliates’) interest in future payments to which such parties were entitled pursuant to the TRA, in exchange for an upfront payment of approximately $5.1 million, in the aggregate, as set forth in the CEO TRA Assignment Agreement. On September 15, 2017, certain of our employees entered into TRA Waiver and Assignment Agreements with the Company (collectively, the “Employee TRA Assignment Agreements” and together with the CEO TRA Assignment Agreement, the “TRA Assignment Agreements”), pursuant to which we made upfront payments of approximately $4.8 million in the aggregate, in exchange for the assignment of 100% of each such employee’s interest in future payments to which such employee was entitled pursuant to the TRA. During the year ended December 31, 2017, we recognized an aggregate gain of $1.1 million as a result of the TRA Assignment Agreements.
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. We perform an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of the long-lived asset is not expected to be recovered, the carrying value is reduced to estimated fair value. The cash flow

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. No impairment losses on long-lived assets were recognized during the years ended December 31, 2017, 2016 and 2015.
We test goodwill and indefinite-lived intangible assets for impairment at least annually, as of October 1, or more frequently if certain indicators arise. We test for goodwill impairment at the reporting unit level, which is defined as one level below an operating segment. We have identified five reporting units, which include the following: 1) Surgical Facilities 2) Ancillary Services, 3) Midwest Labs, 4) The Alliance, including Optical Synergies and 5) Family Vision Care. We compare the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the estimated fair value, an impairment indicator exists and an estimate of the possible impairment loss is calculated. The fair value of the reporting units are estimated using a discounted cash flows approach and are corroborated using a market-based approach. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied.
In connection with the implementation of pushdown accounting, we performed our goodwill impairment test as of August 31, 2017, then re-evaluated for impairment at October 1, 2017. Both evaluations resulted in no impairment.
Off-Balance Sheet Arrangements
From time to time, we guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest. In most instances of these guarantees, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing. At December 31, 2017, we did not guarantee any debt of our non-consolidated surgical facilities.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Results of Operations
The following tables summarize certain results from the statements of operations for the years ended December 31, 2017, 2016 and 2015. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,341,219	100.0%	$1,145,438	100.0%	$959,891	100.0%
Operating expenses:
Cost of revenues	1,013,800	75.6%	821,196	71.7%	669,326	69.7%
General and administrative expenses (1)	75,950	5.7%	60,246	5.3%	55,992	5.8%
Depreciation and amortization	51,928	3.9%	39,551	3.5%	34,545	3.6%
Provision for doubtful accounts	28,752	2.1%	24,212	2.1%	23,578	2.5%
Income from equity investments	(6,467)	(0.5)%	(4,764)	(0.4)%	(3,777)	(0.4)%
Loss (gain) on disposal or impairment of long-lived assets, net	1,720	0.1%	2,355	0.2%	(2,097)	(0.2)%
Merger transaction and integration costs	13,054	1.0%	8,738	0.8%	17,920	1.9%
Loss on debt refinancing	18,211	1.4%	11,876	1.0%	16,102	1.7%
Gain on litigation settlements	(12,534)	(0.9)%	(14,101)	(1.2)%	—	—%
Gain on acquisition escrow release	(1,167)	(0.1)%	—	—%	—	—%
Termination of management agreement and IPO costs	—	—%	—	—%	5,834	0.6%
Electronic health records incentive income	(260)	—%	(408)	—%	(1,761)	(0.2)%
Other (income) expense	(2)	—%	55	—%	(525)	(0.1)%
Total operating expenses	1,182,985	88.2%	948,956	82.8%	815,137	84.9%
Operating income	158,234	11.8%	196,482	17.2%	144,754	15.1%
Gain on amendment to tax receivable agreement	16,392	1.2%	—	—%	—	—%
Tax receivable agreement benefit (expense)	25,329	1.9%	(3,733)	(0.3)%	(119,911)	(12.5)%
Interest expense, net	(117,669)	(8.8)%	(100,571)	(8.8)%	(100,980)	(10.5)%
Income (loss) before income taxes	82,286	6.1%	92,178	8.0%	(76,137)	(7.9)%
Income tax expense (benefit)	53,550	4.0%	7,095	0.6%	(148,982)	(15.5)%
Net income	28,736	2.1%	85,083	7.4%	72,845	7.6%
Less: Net income attributable to non-controlling interests	(81,721)	(6.1)%	(75,630)	(6.6)%	(71,416)	(7.4)%
Net (loss) income attributable to Surgery Partners, Inc.	$(52,985)	(4.0)%	$9,453	0.8%	$1,429	0.1%
(1) Includes contingent acquisition compensation expense of $7.0 million and $5.1 million for the years ended December 31, 2017 and 2016, respectively.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Overview. During the year ended December 31, 2017, our revenues increased 17.1% to $1.3 billion from $1.1 billion for the year ended December 31, 2016. We incurred net loss attributable to Surgery Partners, Inc. for the 2017 period of $53.0 million, compared to income of $9.5 million for the 2016 period.
Revenues. Revenues for the year ended December 31, 2017 compared to the year ended December 31, 2016 were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	Dollar Variance	Percent Variance

Patient service revenues	$1,320,211	$1,124,604	$195,607	17.4%
Optical service revenues	11,115	12,505	(1,390)	(11.1)%
Other service revenues	9,893	8,329	1,564	18.8%
Total revenues	$1,341,219	$1,145,438	$195,781	17.1%

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Patient service revenues increased 17.4% to $1.3 billion for the year ended December 31, 2017 compared to $1.1 billion for the year ended December 31, 2016. This increase in patient service revenues was primarily attributable to the acquisition of NSH, which contributed $202.6 million, during the four months of 2017 that was included in our operations. Excluding the impact of NSH, our patient service revenues decreased $8.4 million or 0.7%, primarily due to the impact of the hurricanes and the one-time reserve adjustment as discussed previously under the heading "Revenues".
Cost of Revenues. Cost of revenues increased to $1.0 billion for the year ended December 31, 2017 compared to $821.2 million for the year ended December 31, 2016 primarily attributable to our 2017 and 2016 acquisitions. As a percentage of revenues, cost of revenues were 75.6% for the 2017 period and 71.7% for the 2016 period. The increase includes $148.6 million related to the acquisition of NSH and their inclusion in our operations for four months of 2017. Excluding the impact of NSH, cost of revenues increased $44.0 million primarily due to an increase in supply costs due to a higher acuity case mix.
General and Administrative Expenses. General and administrative expenses increased to $76.0 million for the year ended December 31, 2017 compared to $60.2 million for the year ended December 31, 2016. As a percentage of revenues, general and administrative expenses were 5.7% for the 2017 period compared to 5.3% for the 2016 period. General and administrative expenses as a percentage of revenues adjusted for contingent acquisition compensation expense and stock compensation expense would be 4.7% for the 2017 period and 4.6% for the 2016 period. This increase includes $3.9 million attributable to the acquisition of NSH, which was included in our operations for four months of 2017. Excluding the impact of NSH, general and administrative expenses increased $11.9 million. This includes an increase of $3.6 million in equity-based compensation expense, $2.1 million in rent expense for a period of overlap for the new corporate office building and the remaining term of our prior corporate office building and $1.9 million of contingent acquisition compensation expense. The remaining increase is attributable to overall growth of the business.
Depreciation and Amortization. Depreciation and amortization increased to $51.9 million for the year ended December 31, 2017 compared to $39.6 million for the year ended December 31, 2016. As a percentage of revenues, depreciation and amortization expenses were 3.9% for the 2017 period and 3.5% for the 2016 period. The increase includes $9.4 million attributable to the acquisition of NSH. Excluding the impact of NSH, depreciation and amortization increased $2.9 million, primarily due to the remeasurement of assets at fair value in connection with the application of pushdown accounting.
Provision for Doubtful Accounts. The provision for doubtful accounts increased to $28.8 million for the year ended December 31, 2017 compared to $24.2 million for the year ended December 31, 2016. As a percentage of revenues, the provision for doubtful accounts was 2.1% for the 2017 period and 2.1% for the 2016 period. The increase includes $5.8 million attributable to the acquisition of NSH. Excluding the impact of NSH, the provision for doubtful accounts decreased $1.2 million as a result of favorable collection efforts.
Income from Equity Investments. Income from equity investments was $6.5 million for the year ended December 31, 2017 compared to $4.8 million for the year ended December 31, 2016. The increase includes $1.3 million attributable to the acquisition of NSH which added four equity method investment entities to our structure. Excluding the impact of NSH, income from equity investments increased $0.4 million.
Loss (Gain) on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was $1.7 million for the year ended December 31, 2017 compared to a net loss of $2.4 million for the year ended December 31, 2016.
Merger Transaction and Integration Costs. We incurred $13.1 million of merger transaction and integration costs for the year ended December 31, 2017 compared to $8.7 million for the year ended December 31, 2016. The increase relates to the Transaction and the acquisition of NSH on August 31, 2017.
Loss on Debt Refinancing. We incurred $18.2 million as a loss on debt refinancing for the year ended December 31, 2017 compared to $11.9 million for the year ended December 31, 2016. The 2017 loss includes the partial write-off of unamortized debt issuance costs and discount related to the prepayment of the 2014 Revolver Loan and 2014 First Lien Credit Agreement and a portion of costs incurred with entering into the 2017 Senior Secured Credit Facilities.
Gain on Litigation Settlement. We recorded a gain of $12.5 million year ended December 31, 2017 compared to $14.1 million for the year ended December 31, 2016. These items related to a legal settlements for the year in which the settlements were reached.
Operating Income. Our operating income margin for the year ended December 31, 2017 decreased to 11.8% from 17.2% during the year ended December 31, 2016. During the year ended December 31, 2017, we recorded $13.1 million of merger transaction and integration costs primarily related to the Transactions and acquisition of NSH, a loss on debt extinguishment of $18.2 million, a gain on litigation settlement of $12.5 million, contingent acquisition compensation expense of $7.0 million and a loss on disposal of long-lived assets of $1.7 million. Further, the 2017 period included the impact of hurricanes Irma and Harvey and the impact associated with an increase in reserves for certain accounts receivables, the combination of these items resulted in a one time reduction to operating income of $23.2 million. Excluding the impact of these items, our operating income margin was 15.6% for the year ended December 31, 2017.
During the year ended December 31, 2016, we recorded $8.7 million of merger transaction and integration costs related to acquisitions, a loss on debt refinancing of $11.9 million, a gain on litigation settlement of $14.1 million and a loss on disposal of long-lived assets of $2.4 million. Excluding the impact of these items, our operating income margin was 18.5% for the year ended December 31, 2016. The decline was primarily related to an a greater number of higher acuity cases resulting in an increase in supply costs with lower reimbursement rates.
Gain on amendment to tax receivable agreement. During the year ended December 31, 2017, we recognized a tax receivable agreement gain of $16.4 million. We recognized this gain as a result of the amendment of the TRA and the TRA Assignment Agreements.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Tax Receivable Agreement Benefit (Expense). We incurred tax receivable agreement benefit of $25.3 million for the year ended December 31, 2017 compared to expense of $3.7 million for the year ended December 31, 2016. The 2017 benefit was related to a reduction in the corporate tax rate from the Tax Cuts and Jobs Act. The 2016 expense was recorded to update the initial estimated liability for the filed tax returns and final 2015 tax losses that are included in the amounts payable under the TRA.
Interest Expense, Net. Interest expense, net, increased to $117.7 million for the year ended December 31, 2017 compared to $100.6 million for the year ended December 31, 2016. The increase primarily relates to the issuance of our $370 million Senior Unsecured Notes on June 30, 2017 due 2025 and the refinancing of our Senior Secured Credit Facility as of August 31, 2017.
Income Tax Expense (Benefit).  The income tax expense was $53.6 million for the year ended December 31, 2017 compared to an expense of $7.1 million for the year ended December 31, 2016. The effective tax rate was 65.1% for the year ended December 31, 2017 compared to 7.7% for the year ended December 31, 2016. The change in effective tax rate was primarily attributable to the remeasurement of our deferred tax assets and liabilities due to the enactment of the 2017 Tax Cuts and Jobs Act.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests increased to $81.7 million for the year ended December 31, 2017 compared to $75.6 million for the year ended December 31, 2016. As a percentage of revenues, net income attributable to non-controlling interests was 6.1% in the 2017 period and 6.6% for the 2016 period. The increase includes $16.0 million attributable to the acquisition of NSH. Excluding the impact of NSH, net income attributable to non-controlling interests decreased $9.9 million, primarily due to a decrease in operating income.
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
AND RESULTS OF OPERATIONS (continued)

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
Electronic Health Records Incentives Income. Income from electronic health records incentives was $0.4 million for the year ended December 31, 2016 compared to $1.8 million for the year ended December 31, 2015.
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
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the year ended December 31, 2017, our cash flow provided by operating activities decreased to $120.9 million compared to $125.2 million in the year ended December 31, 2016. This decrease was primarily related to the decline in performance of our ancillary business. At December 31, 2017, we had working capital of $260.2 million compared to $175.2 million at December 31, 2016.
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
Investing Activities
Net cash used in investing activities during the year ended December 31, 2017 was $783.4 million, which included $29.6 million related to purchases of property and equipment. Additionally, we paid $755.1 million in cash for acquisitions (net of cash acquired), of which $711.7 million related to the purchase of NSH. The remaining amount included the acquisitions of four physician practices and one surgical facility. Further, we received $1.3 million in proceeds for the sale of our interests in a surgical facility.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Net cash used in investing activities during the year ended December 31, 2016 was $184.7 million, which included $39.1 million related to purchases of property and equipment, including $4.9 million related to the relocation of our hospital in Great Falls, Montana. Additionally, we paid $146.4 million in cash for acquisitions (net of cash acquired), of which $129.8 million, excluding the $16.6 million of contingent acquisition consideration, related to the purchase of six surgical facilities, one of which was merged with an existing facility, three anesthesia practices, eleven physician practices, a lab and a pharmacy. The remaining amount included an additional payment of $16.6 million to fund the final escrow payment related to the Merger. Further, we received $0.8 million in proceeds for the sale of our interests in a surgical facility.
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
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2017 was $767.7 million. During this period, we made distributions to non-controlling interest holders of $83.8 million and payments related to ownership transactions with consolidated affiliates of $0.5 million. Further, we made repayments on our long-term debt of $1.2 billion offset by borrowings of $1.8 billion. Our repayments and borrowings include $132.5 million in draws and $217.5 million in repayments on our Revolver during the period. In addition, we made payments of debt issuance costs of $58.6 million and received proceeds on the issuance of preferred stock of $291.7 million, net of issuance costs, and repurchased $2.0 million of our common stock pursuant to our $50 million repurchase program announced on December 15, 2017.
Net cash provided by financing activities during the year ended December 31, 2016 was $71.3 million. During this period, we made distributions to non-controlling interest holders of $65.8 million and payments related to ownership transactions with consolidated affiliates of $20.1 million. Further, we made repayments on our long-term debt of $473.4 million offset by borrowings of $650.7 million. Our repayments and borrowings include $156.5 million draw down and subsequent repayments of $196.8 million on our Revolver during the period. In addition, we made payments of debt issuance costs of $14.3 million and a penalty on the prepayment of debt of $4.9 million during the period.
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
Long-Term Debt
A summary of long-term debt follows (in thousands):

	December 31, 2017	December 31, 2016

2014 Revolver Loan	$—	$85,000
2014 First Lien Credit Agreement	—	932,000
2017 Senior Secured Credit Facilities:
Revolver	—	—
Term Loan (1)	1,280,532	—
Senior Unsecured Notes due 2021 (2)	409,235	400,000
Senior Unsecured Notes due 2025	370,000	—
Subordinated Notes	—	1,000
Notes payable and secured loans	101,921	42,521
Capital lease obligations	27,594	13,996
Less: unamortized debt issuance costs and discount	—	(32,274)
Total debt	2,189,282	1,442,243
Less: Current maturities	58,726	27,822
Total long-term debt	$2,130,556	$1,414,421
(1) Includes unamortized fair value discount of $6.2 million as of December 31, 2017. See further discussion below.
(2) Includes unamortized fair value premium of $9.2 million as of December 31, 2017. See further discussion below.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

2014 Revolver Loan & 2014 First Lien Credit Agreement
On August 31, 2017, we prepaid in full the outstanding principal of the 2014 Revolver Loan, a revolving credit facility entered into on November 3, 2014, and the 2014 First Lien Credit Agreement, a senior secured obligation of Surgery Center Holdings, Inc. entered into on November 3, 2014, with the proceeds from the 2017 Senior Secured Credit Facilities (as defined below). The total prepayment amount was $1.030 billion, which included $1.027 billion of outstanding principal and $3.0 million of accrued and unpaid interest, other fees and expenses. In connection with the prepayment, we recorded a debt extinguishment loss of $18.2 million, included in the loss on debt refinancing for the year ended December 31, 2017. The loss includes the partial write-off of unamortized debt issuance costs and discount related to the 2014 Revolver Loan and 2014 First Lien Credit Agreement and a portion of costs incurred with the 2017 Senior Secured Credit Facilities.
In September 2016, in connection with an amendment to the 2014 First Lien Credit Agreement, we recorded a loss on debt refinancing of $3.6 million for the year ended December 31, 2016.
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement, entered into on November 3, 2014, was a senior secured obligation of Surgery Center Holdings, Inc. In October 2015, we partially prepaid the outstanding principal of the 2014 Second Lien Credit Agreement, resulting in a debt extinguishment loss of $16.1 million, included in the loss on debt refinancing for the year ended December 31, 2015. In March 2016, we prepaid in full the remaining outstanding principal of the 2014 Second Lien Credit Agreement, plus accrued and unpaid interest, with the proceeds of the issuance of the 2021 Unsecured Notes, defined below, resulting in a debt extinguishment loss of $8.3 million, included in the loss on debt refinancing for the year ended December 31, 2016.
2017 Senior Secured Credit Facilities
On August 31, 2017, certain of our wholly owned subsidiaries entered into a credit agreement (the “Credit Agreement”) providing for a $1.290 billion senior secured term loan (the “Term Loan”) and a $75.0 million revolving credit facility (the “Revolver” and, together with the Term Loan, the “2017 Senior Secured Credit Facilities”).
The Term Loan was fully drawn on August 31, 2017 and the proceeds thereof were used to finance the consideration paid in the NSH Merger, to repay amounts outstanding under our then-existing 2014 First Lien Credit Agreement and 2014 Revolver Loan and amounts outstanding under the existing senior secured credit facilities of NSH, and to pay fees and expenses in connection with the foregoing and transactions related to the Transaction Agreements. The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the Credit Agreement, we may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver. As of December 31, 2017, our availability on the Revolver was $71.9 million (including outstanding letters of credit of $3.1 million).
The Term Loan matures on August 31, 2024 (or, if at least 50.0% of the 2021 Unsecured Notes (as defined below) shall have not either been repaid or refinanced with permitted indebtedness having a maturity date not earlier than six months after the maturity date of the Term Loan by no later than October 15, 2020, then October 15, 2020). The Revolver will mature on August 31, 2022 (or, if at least 50.0% of the 2021 Notes have not either been repaid or refinanced with permitted indebtedness having a maturity date not earlier than six months after the maturity date of the Term Loan by no later than October 15, 2020, then October 15, 2020).
The 2017 Senior Secured Credit Facilities bear interest at a rate per annum equal to (x) LIBOR plus a margin ranging from 3.00% to 3.25% per annum, depending on our first lien net leverage ratio or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (solely with respect to the Term Loan, the alternate base rate shall not be less than 2.00% per annum)) plus a margin ranging from 2.00% to 2.25% per annum. In addition, we are required to pay a commitment fee of 0.50% per annum in respect of unused commitments under the Revolver.
The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan (such amortization payments commenced in December 2017). The Term Loan is subject to mandatory prepayments based on excess cash flow for the applicable fiscal year that will depend on the first lien net leverage ratio as of the last day of the applicable fiscal year, as well as upon the occurrence of certain other events, as described in the Credit Agreement. There were no excess cash flow payments required as of December 31, 2017.
With respect to the Revolver, we are required to comply with a maximum consolidated total net leverage ratio of 9.50:1.00, which covenant is tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is drawn in an aggregate amount greater than 35% of the total commitments under the Revolver. Such financial maintenance covenant is subject to an equity cure. The Credit Agreement includes customary negative covenants restricting or limiting the ability of the Company and our restricted subsidiaries, to, among other things, sell assets, alter our business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational documents, in each case, subject to customary and other agreed upon exceptions. The Credit Agreement also contains customary affirmative covenants and events of default. As of December 31, 2017, we were in compliance with the covenants contained in the Credit Agreement.
The 2017 Senior Secured Credit Facilities are guaranteed, on a joint and several basis, by SP Holdco I, Inc. and each of Surgery Center Holdings, Inc.'s current and future wholly-owned domestic restricted subsidiaries (subject to certain exceptions) (the “Subsidiary Guarantors”)

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

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
In connection with the application of pushdown accounting, we remeasured and recorded the Term Loan at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 computation using quoted prices for identical liabilities in inactive markets. As a result, we recorded a fair value discount of $6.5 million as of the measurement date, which is reported in the consolidated balance sheets as a direct deduction from the face amount the Term Loan. We amortize the fair value discount to interest expense over the life of the Term Loan.
Senior Unsecured Notes due 2021
On March 31, 2016, Surgery Center Holdings, Inc., our wholly owned subsidiary, issued $400.0 million in gross proceeds of senior unsecured notes due April 15, 2021 (the "2021 Unsecured Notes"). The 2021 Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year. The 2021 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly owned restricted subsidiaries that guarantees the 2017 Senior Secured Credit Facilities (subject to certain exceptions).
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
The 2021 Unsecured Notes contain customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, pay dividends, create or assume liens, effect transactions with affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
In connection with the offering of the 2021 Unsecured Notes, we incurred debt issuance costs of $8.4 million in the Predecessor period, which were eliminated with the application of pushdown accounting.
In connection with the application of pushdown accounting, we remeasured and recorded the 2021 Unsecured Notes at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 computation using quoted prices for identical liabilities in inactive markets. As a result, we recorded a fair value premium of $10.0 million as of the measurement date, which is reported in the consolidated balance sheets as a direct addition to the face amount the notes. We amortize the fair value premium to interest expense over the life of the 2021 Unsecured Notes.
Senior Unsecured Notes due 2025
On June 30, 2017, SP Finco, LLC, our wholly owned indirect subsidiary, issued $370.0 million in gross proceeds of senior unsecured notes due July 1, 2025 (the "2025 Unsecured Notes"). In connection with the closing of the NSH Merger, Surgery Center Holdings Inc. assumed the obligations of SP Finco, LLC. As of such time, the 2025 Unsecured Notes became guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.’s domestic wholly owned restricted subsidiaries that guarantees Surgery Center Holdings, Inc.’s senior secured credit facilities (subject to certain exceptions). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2018.
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
AND RESULTS OF OPERATIONS (continued)

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
The 2025 Unsecured Notes contain customary affirmative and negative covenants, which, among other things, limit our ability to incur additional debt, pay dividends, create or assume liens, effect transactions with affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
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
Notes Payable and Secured Loans
Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At December 31, 2017, we were in compliance with the covenants contained in the credit agreements. We and our subsidiaries had notes payable to financial institutions of $101.9 million and $42.5 million as of December 31, 2017 and 2016, respectively. The increase is primarily due to the acquisition of NSH. We and our subsidiaries also provide a corporate guarantee of certain indebtedness of our subsidiaries.
Capital Lease Obligations
We are liable to various vendors for several property and equipment leases classified as capital leases. The carrying value of the leased assets was $16.2 million and $15.4 million as of December 31, 2017 and 2016, respectively.
Summary
We believe we have sufficient liquidity in the next 12 to 18 months as described above. Nevertheless, we continue to monitor the state of the financial and credit markets and our current and expected liquidity and capital resource needs, and intend to continue to explore various financing alternatives to improve our capital structure, including reducing debt, extending maturities or relaxing financial covenants. These may include new equity or debt financings or exchange offers with existing security holders (including exchanges of debt for debt or equity) and other transactions involving our outstanding securities, given their secondary market trading prices. We cannot assure you, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms, or at all.
Certain Non-GAAP Metrics
EBITDA, Adjusted EBITDA and Normalized Adjusted EBITDA are not measurements of financial performance under GAAP. They should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from these non-GAAP metrics are significant components in understanding and evaluating our financial performance. We believe such adjustments are appropriate, as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Our calculation of Adjusted EBITDA and Normalized Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
When we use the term “EBITDA,” we are referring to income before income taxes, net income attributable to non-controlling interests, interest expense, net and depreciation and amortization. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

When we use the term "Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for non-cash stock compensation expense, contingent acquisition compensation expense, termination of management agreement and IPO costs, management fee, merger transaction, integration and practice acquisition costs, gain on litigation settlement, gain on acquisition escrow release, loss (gain) on disposal or impairment of long-lived assets, net, gain on amendment to tax receivable agreement, tax receivable agreement (benefit) expense and loss on debt refinancing. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources.
When we use the term "Normalized Adjusted EBITDA", we are referring to Adjusted EBITDA, as defined above, adjusted for the impact of the hurricanes and one-time adjustments to revenue described under the heading "Revenues" above.
The following table reconciles EBITDA , Adjusted EBITDA and Normalized Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in thousands and unaudited):

	Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations Data (in thousands):
Income (loss) before income taxes	$82,286	$92,178	$(76,137)
(Minus):
Net income attributable to non-controlling interests	81,721	75,630	71,416
Plus:
Interest expense, net	117,669	100,571	100,980
Depreciation and amortization	51,928	39,551	34,545
EBITDA	170,162	156,670	(12,028)
Plus (minus):
Non-cash stock compensation expense	5,584	2,021	7,502
Contingent acquisition compensation expense	7,039	5,092	—
Termination of management agreement and IPO costs	—	—	5,834
Management fee (1)	—	—	2,250
Merger transaction, integration and practice acquisition costs (2)	17,007	11,617	20,579
Gain on litigation settlements	(12,534)	(14,101)	—
Gain on acquisition escrow release	(1,167)	—	—
Loss (gain) on disposal or impairment of long-lived assets, net	1,720	2,355	(2,097)
Gain on amendment to tax receivable agreement	(16,392)	—	—
Tax receivable agreement (benefit) expense	(25,329)	3,733	119,911
Loss on debt refinancing	18,211	11,876	16,102
Adjusted EBITDA	164,301	179,263	158,053
Hurricane estimated impact	5,000	—	—
Reserve adjustment	14,868	—	—
Normalized Adjusted EBITDA	$184,169	$179,263	$158,053
(1) Fee payable pursuant the Management and Investment Advisory Services Agreement between the Company and Bayside Capital, Inc. which terminated in connection with our IPO.
(2) This amount includes merger transaction and integration costs of $13.1 million, $8.7 million and $17.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and practice acquisition costs of $3.9 million, $2.9 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
When we use the term “Credit Agreement EBITDA,” we are referring to Normalized Adjusted EBITDA, as defined above, further adjusted for acquisitions and non-cash expenses. These adjustments do not relate to our historical financial performance and instead relate to estimates compiled by our management and calculated in conformance with the definition of “Consolidated EBITDA” used in the credit agreements governing our credit facilities. We use Credit Agreement EBITDA as a measure of liquidity and to determine our compliance under certain covenants pursuant to our credit facilities. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in thousands and unaudited):

Twelve Months Ended December 31, 2017

Cash flows from operating activities	$120,943
Adjustments to reconcile cash flows from operating activities to income before income taxes:
Depreciation and amortization	(51,928)
Amortization of debt issuance costs, discounts and premium	(4,532)
Amortization of unfavorable lease liability	438
Equity-based compensation	(5,584)
Loss on disposal or impairment of long-lived assets, net	(1,720)
Gain on legal settlements	8,740
Loss on debt refinancing	(18,211)
Gain on amendment to tax receivable agreement	16,392
Tax receivable agreement benefit	25,329
Deferred income taxes	(52,328)
Provision for doubtful accounts	(28,752)
Income from equity investments, net of distributions received	(1,167)
Changes in operating assets and liabilities, net of acquisitions and divestitures	21,116
Income tax expense	53,550
Income before income taxes	82,286
(Minus):
Net income attributable to non-controlling interests	81,721
Plus (minus):
Interest expense, net	117,669
Depreciation and amortization	51,928
Non-cash stock compensation expense	5,584
Contingent acquisition compensation expense	7,039
Merger transaction, integration and practice acquisition costs	17,007
Gain on litigation settlements	(12,534)
Gain on acquisition escrow release	(1,167)
Loss on disposal or impairment of long-lived assets, net	1,720
Gain on amendment to tax receivable agreement	(16,392)
Tax receivable agreement benefit	(25,329)
Loss on debt refinancing	18,211
Hurricane estimated impact	5,000
Reserve impact	14,868
Normalized Adjusted EBITDA	184,169
Plus:
Acquisitions (1)	94,650
Non-cash expenses	1,811
Credit Agreement EBITDA	$280,630
(1) Represents impact of acquired anesthesia entities, physician practices and surgical facilities as if each acquisition had occurred on January 1, 2017, including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with the NSH acquisition. Further, this includes revenue synergies from other business initiatives as defined in the credit agreement.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations by period as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest (1)	$2,643,403	$174,406	$1,533,085	$484,374	$451,538
Capital lease obligations, including interest	33,314	9,100	12,424	5,491	6,299
Operating lease obligations (2)	564,716	67,513	129,871	109,140	258,192
Other financing obligations, including interest (3)	187,476	12,307	25,628	27,043	122,498
Tax receivable agreement	65,141	537	23,613	39,218	1,773
Total contractual obligations	$3,494,050	$263,863	$1,724,621	$665,266	$840,300
(1) Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude our unamortized fair value adjustments related non-cash amortization for the Term Loan and 2021 Unsecured Notes. These obligations are explained further in Note 7 to our consolidated financial statements included elsewhere in this report. We used the applicable annual interest rate as of December 31, 2017 of 4.6%, based on LIBOR plus the applicable margin, for our $1.3 billion outstanding Term Loan to estimate interest payments on this variable rate debt instrument.
(2) This reflects our future minimum operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. These obligations are explained further in Note 8 to our consolidated financial statements included elsewhere in this report. Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated to pay.
(3) Other financing obligations includes amounts due under our facility lease obligations at four of our surgical facilities as discussed further in Note 2 to our consolidated financial statements included elsewhere in this report.
Inflation
Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.
Recent Accounting Pronouncements
Please refer to Note 2 to our consolidated financial statements included elsewhere in this report for a discussion of the impact of the adoption of recently issued accounting standards and accounting standards not yet adopted.

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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At December 31, 2017, we had outstanding principal amount of debt of $1.3 billion in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of December 31, 2017, our annual interest expense would increase by approximately $13.1 million. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2018 based on our indebtedness at December 31, 2017.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures and Limitations on the Effectiveness of Controls
 An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures conducted as of December 31, 2017, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting, as described in Management's Report on Internal Control Over Financial Reporting below.
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
 Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. The assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management, including the Chief Executive Officer and Interim Chief Financial Officer, continues to believe that certain control deficiencies in our internal control over financial reporting pertaining to the design and operating effectiveness of certain controls involving the initiation and recording of revenue and accounts receivable and the accurate estimation and recording of related allowances aggregate to a material weakness at December 31, 2017. Certain of these deficiencies existed as of December 31, 2016 and, though we believe we have made progress, we continue the process of implementing our plan for remediation with respect to these deficiencies.
In addition, management identified control deficiencies, which aggregate to a material weakness at December 31, 2017, relating to the lack of evidence to support the operating effectiveness of certain management review controls over the valuation inputs and assumptions of assets acquired and non-controlling interests and purchase accounting adjustments recorded for business combination accounting, including the application of pushdown accounting.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of the identified material weakness, management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that internal control over financial reporting was not effective as of December 31, 2017. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017. Their attestation report is included below in this Item 9A.
 Notwithstanding the identified material weakness as of December 31, 2017, management, including the Chief Executive Officer and Interim Chief Financial Officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with GAAP. Additionally, this material weakness did not result in any restatements of our audited and unaudited consolidated financial statements or disclosures for any previously reported periods.
As permitted by SEC guidance, the Company excluded NSH from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. As of and for the year ended December 31, 2017, these entities constituted 9.3% of consolidated total assets, and 15.3% of consolidated revenues.
Management's Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting
Our new management team is actively engaged in the implementation of a remediation plan to ensure that controls contributing to these material weaknesses are designed appropriately and will operate effectively. The remediation actions we are taking and expect to take include the following:

•
We intend to enhance the design of our controls and implement policies setting forth specific requirements for documentation related to our controls with respect to revenue, accounts receivable and related allowances;

•	We intend to implement additional review and analysis procedures to ensure that our policies are being followed; and

•
We will evaluate whether additional internal resources are required to effectively implement additional review and analysis procedures over the assumptions, inputs and methodologies used by third-party valuation specialists.

 Management believes that these efforts will effectively remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time and tested and concluded by management to be designed and operating effectively. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management will test and evaluate the implementation of these new processes and internal controls during 2018 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements. Although we believe our remediation efforts will be effective in remediating the material weaknesses, there can be no assurance as to when the remediation plan will be fully implemented.
Changes in Internal Control over Financial Reporting
 Except for the material weaknesses and ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Surgery Partners, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Surgery Partners, Inc.’s internal control over financial reporting as of December 31, 2017 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Surgery Partners, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls pertaining to (i) the aggregation of design and operating deficiencies over revenue, accounts receivable and related allowances and (ii) the aggregation of design and operating deficiencies in management review controls over the valuation inputs and assumptions of assets and liabilities acquired and non-controlling interests and purchase accounting adjustments recorded for business combination accounting, including the application of pushdown accounting.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of National Surgical Healthcare (“NSH”), which is included in the 2017 consolidated financial statements of the Company and constituted 9.3% of Total assets as of December 31, 2017 and 15.3% of Revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of NSH.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Surgery Partners, Inc. as of December 31, 2017 (Successor) and 2016 (Predecessor), and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the periods September 1, 2017 to December 31, 2017 (Successor) and January 1, 2017 to August 31, 2017 (Predecessor) and the years ended December 31, 2016 and 2015 (Predecessor), and the related notes. The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 16, 2018, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 16, 2018

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2018 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which the Company intends to file within 120 days after the close of our fiscal year ended December 31, 2017.
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
(a) Financial Statements, Financial Statement Schedules and Exhibits
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
(3) Exhibits:

No.	Description

2.1
Agreement and Plan of Merger by and among Surgery Partners, Inc., SP Merger Sub, Inc., NSH Holdco, Inc. and IPC / NSH, L.P., dated as of May 9, 2017 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

2.2
Letter Amendment to Merger Agreement, by and among Surgery Partners, Inc., SP Merger Sub, Inc., NSH Holdco, Inc. and IPC / NSH, L.P., dated as of July 7, 2017 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 11, 2017).*

3.1
Amended and Restated Certificate of Incorporation of Surgery Partners, Inc., dated October 30, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 3, 2017).

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

4.1
Indenture, dated March 31, 2016, among Surgery Center Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 5, 2016).

4.2
Third Supplemental Indenture, dated as of May 25, 2017, by and among Surgery Center Holdings, Inc., the guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 26, 2017).

4.3
Fourth Supplemental Indenture, by and among Surgery Center Holdings, Inc., Wilmington Trust, National Association, as Trustee, and certain other parties thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed September 1, 2017).

4.4
Indenture, dated June 30, 2017, among SP Finco, LLC and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2017).

4.5
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

10.3
Office Lease Agreement dated November 17, 2015 between Highwoods Realty Limited Partnership and Surgery Partners, Inc. (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed March 11, 2016).

10.4
Second Amendment to Lease Agreement, dated April 26, 2017, between Highwoods Realty Limited Partnership and Surgery Partners, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).

10.5
Securities Purchase Agreement by and among Surgery Partners, Inc. and BCPE Seminole Holdings LP, dated May 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

10.6
Stock Purchase Agreement by and between H.I.G. Surgery Centers, LLC, H.I.G. Bayside Debt & LBO Fund II L.P. (for the specific purposes stated therein), BCPE Seminole Holdings LP and Surgery Partners, Inc., dated May 9, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

10.7
Amended and Restated Registration Rights Agreement by and among Surgery Partners, Inc., certain stockholders of Surgery Partners, Inc. and certain other parties thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2017).

10.8
Credit Agreement, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2017).*

10.9
Tax Receivable Agreement, dated as of September 30, 2015, among Surgery Partners, Inc., H.I.G. Surgery Centers, LLC and certain other stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2015).

10.10
Amendment No. 1 to Income Tax Receivable Agreement, by and between Surgery Partners, Inc. and H.I.G. Surgery Centers, LLC (in its capacity as the Stockholders Representative), dated May 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 11, 2017).

10.11	Form of TRA Waiver and Assignment Agreement.
10.12	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 14, 2015).
10.13 (a)	2015 Omnibus Incentive Plan (incorporated herein by reference as Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed October 6, 2015).
10.14 (a)	Cash Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).
10.15 (a)
Symbion, Inc. Supplemental Executive Retirement Plan, Effective May 1, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Amended, filed September 21, 2015).

10.16 (a)
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

10.19 (a)	Form of Restricted Stock Award Agreement under the 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 15, 2016).
10.20 (a)	Form of Performance Stock Unit Award Agreement under the 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2016).
10.21 (a)	Form of Director Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2017).
10.22 (a)	Form of Leveraged Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 8, 2017).
10.23 (a)	Employment Agreement of Michael Doyle, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Amended, filed September 21, 2015).
10.24 (a)	Employment Agreement of Teresa Sparks, as amended (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Amended, filed September 21, 2015).
10.25 (a)	First Amendment to Amended and Restated Employment Agreement of Teresa Sparks, dated December 21, 2017.
10.26 (a)	Employment Agreement of John Crysel, as amended (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Amended, filed September 21, 2015).
10.27 (a)	Letter Agreement to Employment Agreement of John Crysel, dated November 22, 2017.
10.28 (a)	Employment Agreement of Jennifer Baldock, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 17, 2017).
10.29 (a)	Employment Agreement of Dennis Dean, as amended (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 17, 2017).
10.30 (a)	Employment Agreement of Cliff Adlerz, dated September 7, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2017).
10.31 (a)	Employment Agreement of Wayne DeVeydt, dated January 4, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2018).
10.32 (a)	Employment Agreement of R. David Kretschmer, dated January 25, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2018).
10.33 (a)
Termination and Release Agreement, by and among Surgery Partners, Inc., Surgery Partners, LLC and Michael T. Doyle, dated September 7, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.34 (a)
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

10.35 (a)
Consulting Services Agreement, by and between Surgery Partners, Inc. and Michael T. Doyle, dated September 7, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.36 (a)	Amendment No. 1 to Consulting Services Agreement, by and between Surgery Partners, Inc., Michael T. Doyle, and MD Healthcare Partners, LLC, dated December 21, 2017.
10.37 (a)
Separation and Consulting Services Agreement, by and between Surgery Partners, Inc. and Teresa Sparks, dated January 25, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2018).

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
(a) Management Contract or Compensatory Plan or Arrangement.
*  Schedules and/or Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the SEC upon request.
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Surgery Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Surgery Partners, Inc. (the Company) as of December 31, 2017 (Successor) and 2016 (Predecessor), and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the periods September 1, 2017 to December 31, 2017 (Successor) and January 1, 2017 to August 31, 2017 (Predecessor) and the years ended December 31, 2016 and 2015 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 (Successor) and 2016 (Predecessor), and the results of its operations and its cash flows for the periods September 1, 2017 to December 31, 2017 (Successor) and January 1, 2017 to August 31, 2017 (Predecessor) and the years ended December 31, 2016 and 2015 (Predecessor), in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2018 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Nashville, Tennessee
March 16, 2018

SURGERY PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	Successor	Predecessor
	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$174,914	$69,699
Accounts receivable, less allowance for doubtful accounts of $2,026 and $29,872, respectively	288,023	220,594
Inventories	44,951	28,777
Prepaid expenses and other current assets	55,337	42,885
Total current assets	563,225	361,955
Property and equipment, net	398,536	204,253
Intangible assets, net	58,908	48,023
Goodwill	3,346,838	1,555,204
Investments in and advances to affiliates	74,282	34,980
Restricted invested assets	315	315
Long-term deferred tax assets	132,319	83,793
Other long-term assets	48,350	16,435
Total assets	$4,622,773	$2,304,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84,710	$49,766
Accrued payroll and benefits	49,625	29,273
Other current liabilities	109,944	79,864
Current maturities of long-term debt	58,726	27,822
Total current liabilities	303,005	186,725
Long-term debt, less current maturities	2,130,556	1,414,421
Long-term tax receivable agreement liability	43,791	122,351
Other long-term liabilities	178,689	76,266

Non-controlling interests—redeemable	299,316	180,521
Redeemable preferred stock - Series A, 310,000 shares authorized, issued and outstanding, redemption value of $330,806 at December 31, 2017; no shares were authorized, issued or outstanding at December 31, 2016.	330,806	—

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 48,687,136 shares issued and outstanding at December 31, 2017; 48,488,616 shares issued and outstanding at December 31, 2016.	487	485
Additional paid-in capital	695,560	320,543
Retained deficit	(41,316)	(311,351)
Total Surgery Partners, Inc. stockholders' equity	654,731	9,677
Non-controlling interests—non-redeemable	681,879	314,997
Total stockholders' equity	1,336,610	324,674
Total liabilities and stockholders' equity	$4,622,773	$2,304,958

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share amounts)

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2017	2017	2016	2015

Revenues	$592,604	$748,615	$1,145,438	$959,891
Operating expenses:
Salaries and benefits	175,403	241,149	357,175	261,685
Supplies	161,015	193,322	269,239	242,083
Professional and medical fees	45,061	57,931	81,185	66,583
Lease expense	27,868	36,503	52,147	44,848
Other operating expenses	32,281	43,267	61,450	54,127
Cost of revenues	441,628	572,172	821,196	669,326
General and administrative expenses (1)	29,153	46,797	60,246	55,992
Depreciation and amortization	21,804	30,124	39,551	34,545
Provision for doubtful accounts	12,455	16,297	24,212	23,578
Income from equity investments	(3,319)	(3,148)	(4,764)	(3,777)
Loss (gain) on disposal or impairment of long-lived assets, net	5	1,715	2,355	(2,097)
Merger transaction and integration costs	7,470	5,584	8,738	17,920
Loss on debt refinancing	—	18,211	11,876	16,102
Gain on litigation settlements	(8,740)	(3,794)	(14,101)	—
Gain on acquisition escrow release	(167)	(1,000)	—	—
Termination of management agreement and IPO costs	—	—	—	5,834
Electronic health records incentive expense (income)	45	(305)	(408)	(1,761)
Other (income) expense	—	(2)	55	(525)
Total operating expenses	500,334	682,651	948,956	815,137
Operating income	92,270	65,964	196,482	144,754
Gain on amendment to tax receivable agreement	1,098	15,294	—	—
Tax receivable agreement benefit (expense)	25,329	—	(3,733)	(119,911)
Interest expense, net	(48,740)	(68,929)	(100,571)	(100,980)
Income (loss) before income taxes	69,957	12,329	92,178	(76,137)
Income tax expense (benefit)	71,639	(18,089)	7,095	(148,982)
Net (loss) income	(1,682)	30,418	85,083	72,845
Less: Net income attributable to non-controlling interests	(39,634)	(42,087)	(75,630)	(71,416)
Net (loss) income attributable to Surgery Partners, Inc.	(41,316)	(11,669)	9,453	1,429
Less: Amounts attributable to participating securities (2)	(26,047)	—	—	—
Net (loss) income attributable to common stockholders	$(67,363)	$(11,669)	$9,453	$1,429

Net (loss) income per share attributable to common stockholders
Basic	$(1.39)	$(0.24)	$0.20	$0.04
Diluted (3)	$(1.39)	$(0.24)	$0.20	$0.04
Weighted average common shares outstanding
Basic	48,319,193	48,121,404	48,018,944	36,066,233
Diluted (3)	48,319,193	48,121,404	48,190,738	37,464,387

(1) Includes contingent acquisition compensation expense of $1.9 million for the four months ended December 31, 2017 (Successor), and $5.1 million for both the eight months ended August 31, 2017 (Predecessor), and the year ended December 31, 2016 (Predecessor).
(2) Includes accrued dividends and undistributed earnings allocated to participating securities and the mark to redemption adjustment for the Series A Preferred Stock. There were no participating securities during the Predecessor periods. See Note 10. "Earnings Per Share" for further discussion.
(3) The impact of potentially dilutive securities for four months ended December 31, 2017 and the eight months ended August 31, 2017 were not considered because the effect would be anti-dilutive in those periods.

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2017	2017	2016	2015

Net (loss) income	$(1,682)	$30,418	$85,083	$72,845
Other comprehensive income	—	—	—	—
Comprehensive (loss) income	$(1,682)	$30,418	$85,083	$72,845
Less: Comprehensive income attributable to non-controlling interests	(39,634)	(42,087)	(75,630)	(71,416)
Comprehensive (loss) income attributable to Surgery Partners, Inc.	$(41,316)	$(11,669)	$9,453	$1,429
See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)

	Common Stock (1)		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Predecessor
Balance as of December 31, 2014	1,000	$—	$58,151	$(322,233)	$293,618	$29,536
Net income	—	—	—	1,429	53,800	55,229
Equity-based compensation	—	—	7,502	—	—	7,502
Acquisition and disposal of shares of non-controlling interests, net	—	—	(835)	—	4,321	3,486
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(49,784)	(49,784)
Initial public offering	14,285,000	143	250,836	—	—	250,979
Effect of Reorganization (2)	33,870,990	339	—	—	—	339
Other	—	—	640	—	—	640
Balance as of December 31, 2015	48,156,990	$482	$316,294	$(320,804)	$301,955	$297,927

Net income	—	—	—	9,453	57,607	67,060
Issuance of restricted stock, net of forfeitures	331,626	3	(3)	—	—	—
Equity-based compensation	—	—	2,021	—	—	2,021
Acquisition and disposal of shares of non-controlling interests, net	—	—	2,231	—	4,053	6,284
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(48,618)	(48,618)
Balance as of December 31, 2016	48,488,616	$485	$320,543	$(311,351)	$314,997	$324,674

Net (loss) income	—	—	—	(11,669)	32,472	20,803
Issuance of restricted and unrestricted shares	355,607	3	(3)	—	—	—
Equity-based compensation	—	—	3,697	—	—	3,697
Cancellation of restricted shares	(33,908)	—	(790)	—	—	(790)
Acquisition of NSH	—	—	—	—	172,645	172,645
Acquisition and disposal of shares of non-controlling interests, net	—	—	3,483	—	(5,629)	(2,146)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(38,875)	(38,875)
Balance as of August 31, 2017	48,810,315	$488	$326,930	$(323,020)	$475,610	$480,008

	Common Stock (1)		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Successor
Balance as of September 1, 2017	48,810,315	$488	$720,118	$—	$684,480	$1,405,086
Net (loss) income	—	—	—	(41,316)	26,703	(14,613)
Issuance of restricted and unrestricted shares	112,107	1	(1)	—	—	—
Equity-based compensation	—	—	1,887	—	—	1,887
Cancellation of restricted shares	(54,622)	—	(585)	—	—	(585)
Preferred dividends	—	—	(10,481)	—	—	(10,481)
Mark to redemption adjustment	—	—	(15,566)	—	—	(15,566)
Reallocation in application of pushdown accounting	—	—	—	—	(21,248)	(21,248)
Acquisition and disposal of shares of non-controlling interests, net	—	—	2,195	—	17,206	19,401
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(25,262)	(25,262)
Repurchase of shares	(180,664)	(2)	(2,007)	—	—	(2,009)
Balance as of December 31, 2017	48,687,136	$487	$695,560	$(41,316)	$681,879	$1,336,610

(1) As described in Note 1 herein, the common stock of the Company is that of Surgery Partners, Inc. as of December 31, 2017, 2016 and 2015 and that of Surgery Center Holdings, Inc. as of December 31, 2014.
(2) As a result of the Reorganization that occurred on September 30, 2015 (as further described in Note 1), Surgery Center Holdings, Inc, became an indirect wholly owned subsidiary of Surgery Partners, Inc. and the common stock of Surgery Center Holdings, Inc. is eliminated in consolidation.

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2017	2017	2016	2015

Cash flows from operating activities:
Net (loss) income	$(1,682)	$30,418	$85,083	$72,845
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,804	30,124	39,551	34,545
Amortization of debt issuance costs, discounts and premium	(559)	5,091	7,199	6,263
Amortization of unfavorable lease liability	(221)	(217)	(431)	(431)
Equity-based compensation	1,887	3,697	2,021	7,502
Loss (gain) on disposal or impairment of long-lived assets, net	5	1,715	2,355	(2,097)
Gain on legal settlements	(8,740)	—	(14,101)	—
Loss on debt refinancing	—	18,211	11,876	16,102
Gain on amendment to tax receivable agreement	(1,098)	(15,294)	—	—
Tax receivable agreement (benefit) expense	(25,329)	—	3,733	119,911
Deferred income taxes	71,031	(18,703)	6,882	(149,891)
Interest on contingent consideration obligation	—	—	1,124	1,041
Provision for doubtful accounts	12,455	16,297	24,212	23,578
Income from equity investments, net of distributions received	678	489	(846)	(543)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(31,500)	8,837	(60,622)	(48,783)
Other operating assets and liabilities	14,494	(12,947)	17,203	4,439
Net cash provided by operating activities	53,225	67,718	125,239	84,481

Cash flows from investing activities:
Purchases of property and equipment, net	(10,827)	(18,773)	(39,109)	(33,439)
Payments for acquisitions, net of cash acquired	(29,249)	(725,853)	(146,405)	(112,596)
Proceeds from divestitures	1,183	70	765	11,193
Net cash used in investing activities	(38,893)	(744,556)	(184,749)	(134,842)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	—	—	250,979
Principal payments on long-term debt	(18,629)	(1,164,237)	(473,437)	(328,329)
Borrowings of long-term debt	409	1,805,966	650,707	196,366
Payments of debt issuance costs	(4)	(58,591)	(14,296)	—
Penalty on prepayment of debt	—	—	(4,900)	—
Payment of premium of debt extinguishment	—	—	—	(7,305)
Proceeds from preferred stock issuance	—	310,000	—	—
Payments of stock issuance costs	—	(18,347)	—	—
Payments of preferred dividends	(1,316)	—	—	—
Distributions to non-controlling interest holders	(33,490)	(50,343)	(65,778)	(69,720)
Proceeds from (payments related to) ownership transactions with non-controlling interest holders	998	(1,518)	(20,096)	(12,175)
Repurchase of shares	(2,009)	—	—	—
Financing lease obligations	1,007	(796)	(924)	3,558
Other financing activities	(590)	(789)	—
Net cash (used in) provided by financing activities	(53,624)	821,345	71,276	33,374
Net (decrease) increase in cash and cash equivalents	(39,292)	144,507	11,766	(16,987)
Cash and cash equivalents at beginning of period	214,206	69,699	57,933	74,920
Cash and cash equivalents at end of period	$174,914	$214,206	$69,699	$57,933

Supplemental cash flow information:
Interest paid, net of interest income received	40,872	68,646	79,262	96,799
Cash paid for income taxes	485	598	661	1,093
Non-cash purchases of property and equipment under capital leases and financing activities	14,872	8,469	9,226	5,443

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
On August 31, 2017, the Company completed its acquisition of NSH Holdco, Inc. (“NSH”). Pursuant to the terms of the Agreement and Plan of Merger, dated as of May 9, 2017, by and among the Company, SP Merger Sub, Inc., a wholly owned subsidiary of the Company, NSH, and IPC / NSH, L.P. (solely in its capacity as sellers’ representative), as amended by that certain Letter Amendment, dated as of July 7, 2017 (as amended, the “NSH Merger Agreement”), SP Merger Sub, Inc. merged with and into NSH with NSH continuing as the surviving corporation and a wholly owned subsidiary of Surgery Center Holdings, Inc. (the “NSH Merger”). Also on August 31, 2017, (i) the Company completed the sale and issuance of 310,000 shares of the Company's preferred stock, par value $0.01 per share, designated as 10.00% Series A Convertible Perpetual Participating Preferred Stock (the “Series A Preferred Stock”) to BCPE Seminole Holdings LP (“Bain”), a fund advised by an affiliate of Bain Capital Private Equity, at a purchase price of $1,000 per share in cash (the “Preferred Private Placement”) pursuant to the Securities Purchase Agreement, dated as of May 9, 2017, by and between the Company and Bain (the “Preferred Stock Purchase Agreement”), and (ii) Bain completed its purchase of 26,455,651 shares (the “Purchased Shares”) of the Company's common stock, par value $0.01 per share (the “Common Stock”) from H.I.G. Surgery Centers, LLC (“H.I.G.”) at a purchase price of $19.00 per share in cash (the “Private Sale”) pursuant to the Stock Purchase Agreement, dated as of May 9, 2017, by and among the Company, Bain, H.I.G. and H.I.G. Bayside Debt & LBO Fund II L.P. (for the purposes stated therein) (the “Common Stock Purchase Agreement” and together with the NSH Merger Agreement, the Preferred Stock Purchase Agreement and the other agreements and documents executed in connection therewith, including the TRA (as defined in Note 2. “Significant Accounting Policies - Income Taxes and Tax Receivable Agreement”), the “Transaction Agreements”). As of August 31, 2017, the Purchased Shares represented approximately 54.2% of the Company’s outstanding Common Stock. As a result of the Preferred Private Placement and the Private Sale, Bain became the controlling stockholder of the Company, holding Series A Preferred Stock and Common Stock that collectively represent approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017, and H.I.G. and its affiliated investment funds no longer own any capital stock of the Company.
In connection with the change of control effected by the Preferred Private Placement and the Private Sale, the Company elected to apply “pushdown” accounting by applying the guidance in Accounting Standards Codification Topic ("ASC") 805, Business Combinations, including the recognition of the Company’s assets and liabilities at fair value as of August 31, 2017, and similarly recognizing goodwill calculated based on the terms of the transaction and the fair value of the new basis of net assets of the Company. Accordingly, the consolidated financial statements of the Company for periods before and after August 31, 2017 reflect different bases of accounting, and the financial positions and results of operations of those periods are not comparable. Throughout the Company's consolidated financial statements and the accompanying notes herein, periods prior to the change of control are identified as "Predecessor" and periods after the change of control are identified as "Successor."
As of December 31, 2017 (Successor), the Company owned and operated a national network of surgical facilities and ancillary services in 32 states. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. The Company's surgical hospitals provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services and optical services.
As of December 31, 2017 (Successor), the Company owned or operated a portfolio of 124 surgical facilities, comprised of 106 ASCs and 18 surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 84 of the surgical facilities and consolidated 108 of these facilities for financial reporting purposes.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Non-Controlling Interests — Redeemable. Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members', as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. The non-controlling interests — redeemable are reported outside of stockholders' equity in the consolidated balance sheets.
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Predecessor
Balance at December 31, 2015	$183,439
Net income attributable to non-controlling interests—redeemable	18,023
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(3,781)
Distributions to non-controlling interest —redeemable holders	(17,160)
Balance at December 31, 2016	180,521
Net income attributable to non-controlling interests—redeemable	9,615
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(3,323)
Distributions to non-controlling interest —redeemable holders	(11,468)
Acquisition of NSH	153,320
Balance at August 31, 2017	$328,665

Successor
Balance at September 1, 2017	$271,001
Net income attributable to non-controlling interests—redeemable	12,931
Acquisition and disposal of shares of non-controlling interests, net—redeemable	819
Distributions to non-controlling interest —redeemable holders	(8,228)
Reallocation in application of pushdown accounting	21,248
Purchase price adjustments	1,545
Balance at December 31, 2017	$299,316

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Variable Interest Entities
The consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of ASC 810, Consolidation. At December 31, 2017 (Successor), the variable interest entities include five surgical facilities, three anesthesia practices and three physician practices. At December 31, 2016 (Predecessor), the variable interest entities included five surgical facilities, three anesthesia practices and two physician practice. The change is due to a physician practice acquired during the eight months ended August 31, 2017 (Predecessor). The Company has the power to direct the activities that most significantly impact a variable interest entity's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2017 (Successor) and 2016 (Predecessor), were $13.1 million and $24.8 million, respectively, and the total liabilities of the consolidated VIEs were $5.8 million and $10.7 million, respectively. There are no assets that are restricted to use as of December 31, 2017 (Successor).
Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates in the consolidated balance sheets was $74.3 million and $35.0 million as of December 31, 2017 (Successor) and December 31, 2016 (Predecessor), respectively.
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
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Successor		Predecessor
	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

2014 Revolver Loan	$—	$—	$85,000	$85,000
2014 First Lien Credit Agreement, net of debt issuance costs and discount	$—	$—	$911,784	$917,528
2017 Senior Secured Credit Facilities:
Revolver	$—	$—	$—	$—
Term Loan	$1,280,532	$1,267,189	$—	$—
Senior Unsecured Notes due 2021 (1)	$409,235	$422,535	$387,942	$412,189
Senior Unsecured Notes due 2025	$370,000	$346,413	$—	$—
(1) The carrying amount in the Predecessor period is net of unamortized debt issuance costs and discount, which were eliminated with the application of pushdown accounting.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the 2014 First Lien Credit Agreement, Term Loan, 2021 Unsecured Notes and the 2025 Unsecured Notes (in each case, as defined in Note 7. "Long-Term Debt") were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets at December 31, 2017 (Successor) and 2016 (Predecessor), as applicable. The carrying amounts related to the Company's other long-term debt obligations, including the 2014 Revolver Loan and the Revolver (in each case, as defined in Note 7. "Long-Term Debt"), approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of December 31, 2017 (Successor) and 2016 (Predecessor), the fair value of the assets in the SERP were $1.9 million and $1.7 million, respectively, and were included in other long-term assets in the consolidated balance sheets. The Company had a liability related to the SERP of $1.9 million and $1.7 million as of December 31, 2017 (Successor) and 2016 (Predecessor), respectively, which was included in other long-term liabilities in the consolidated balance sheets.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2017	2017	2016	2015
Patient service revenues:
Surgical facilities revenues	94.3%	91.4%	90.3%	91.6%
Ancillary services revenues	4.2%	7.0%	7.9%	6.4%
	98.5%	98.4%	98.2%	98.0%
Other service revenues:
Optical services revenues	0.6%	1.0%	1.1%	1.5%
Other	0.9%	0.6%	0.7%	0.5%
	1.5%	1.6%	1.8%	2.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Patient service revenues.  The fee charged for healthcare procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. However, in several surgical facilities, the Company charges for anesthesia services. Ancillary service revenues include fees for patient visits to the Company's physician practices, pharmacy services and diagnostic tests ordered by physicians. Patient service revenues are recognized on the date of service, net of estimated contractual adjustments and discounts from third-party payors, including Medicare and Medicaid. Changes in estimated contractual adjustments and discounts are recorded in the period of change. There were no adjustments as a result of changes in estimates to third-party settlements related to prior years for the four months ended December 31, 2017 (Successor). During the eight months ended August 31, 2017 (Predecessor), the Company recognized an increase to patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $1.1 million. During the years ended December 31, 2016 and 2015, the Company recognized an increase to patient service revenues of $6.8 million and $2.3 million, respectively, as a result of changes in estimates to third-party settlements related to prior years.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Successor		Predecessor
	September 1 to December 31,		January 1 to August 31,		Year Ended December 31,
	2017		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$347,801	59.6%	$360,092	48.9%	$579,662	51.5%	$516,739	55.0%
Government	196,926	33.7%	308,993	42.0%	448,953	39.9%	359,471	38.2%
Self-pay	15,233	2.6%	15,949	2.2%	19,817	1.8%	16,190	1.7%
Other (1)	23,843	4.1%	51,374	6.9%	76,172	6.8%	48,311	5.1%
Total patient service revenues	$583,803	100.0%	$736,408	100.0%	$1,124,604	100.0%	$940,711	100.0%
Other service revenues:
Optical service revenues	$3,486		$7,629		$12,505		$14,572
Other revenues	5,315		4,578		8,329		4,608
Total net revenues	$592,604		$748,615		$1,145,438		$959,891
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
Subsequent to the Preferred Private Placement, the Company, as part of a review of operations undertaken to create a solid foundation to support the Company's long-term growth objectives, incurred a non-recurring adjustment to revenue of $15.6 million, which was attributable to an increase in reserves for certain accounts receivable during the eight months ended August 31, 2017 (Predecessor). The increase in reserves resulted from certain known events and actions during the eight months ended August 31, 2017 (Predecessor) related to select payors primarily in the Company’s ancillary services segment. Upon consideration of such additional information, related receivables were determined to have a low likelihood of collection. The majority of this adjustment related to receivables with balances from the first quarter of 2016 and prior. The Company believes it has accounted for all necessary reserve adjustments at this time.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of December 31, 2017, the Company had a net third-party Medicaid settlements liability of $1.0 million compared to a third-party Medicaid settlements receivable of $0.5 million at December 31, 2016.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
A summary of the changes in the allowance for doubtful accounts receivable follows (in thousands):

	Balance at Beginning of Period	Provision for Doubtful Accounts	Accounts Written off, Net of Recoveries	Balance at End of Period
Predecessor
Year ended December 31, 2015	$5,329	$23,578	$(10,585)	$18,322
Year ended December 31, 2016	18,322	24,212	(12,662)	29,872
Eight months ended August 31, 2017	29,872	16,297	(14,096)	32,073

Successor
Four months ended December 31, 2017	—	12,455	(10,429)	2,026
The Company records an estimate for doubtful accounts based on the aging category and historical collection experience of each product sales or other business included in other service revenues, as discussed in the note above.
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the consolidated balance sheets. Such receivables were $7.6 million and $7.0 million at December 31, 2017 (Successor) and 2016 (Predecessor), respectively.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016

Prepaid expenses	$16,835	$11,158
Receivables - optical product purchasing organization	7,563	7,042
Acquisition escrow deposit	3,809	10,871
Insurance recoveries	2,828	2,476
Other	24,302	11,338
Total	$55,337	$42,885
Property and Equipment
Property and equipment are stated at cost or, if obtained through acquisition, at fair value determined on the date of acquisition. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and building improvements, three to five years for computers and software and five to seven years for furniture and equipment. Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets. Routine maintenance and repairs are expensed as incurred, while expenditures that increase capacities or extend useful lives are capitalized.
The Company also leases certain facilities and equipment under capital leases. Assets held under capital leases are stated at the present value of minimum lease payments at the inception of the related lease. Such assets are amortized on a straight-line basis over the lesser of the lease term or the remaining useful life of the leased asset. The Company's property and equipment, as well as assets held under capital leases are further described in Note 5.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and Intangible Assets
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. The Company has indefinite-lived intangible assets related to the certificates of need held in jurisdictions where certain of its surgical facilities are located and Medicare licenses. The Company also has finite-lived intangible assets related to physician guarantee agreements, non-compete agreements, management agreements and customer relationships. Physician income guarantees are amortized into salaries and benefits costs in the consolidated statements of operations over the commitment period of the contract, generally three to four years. Non-compete agreements and management rights agreements are amortized into depreciation and amortization expense in the consolidated statements of operations over the service lives of the agreements, typically ranging from two to five years for non-compete agreements and 15 years for the management rights agreements. Customer relationships are amortized into depreciation and amortization expense in the consolidated statements of operations over the estimated lives of the relationships, ranging from three to ten years. The Company's goodwill and intangible assets are further described in Note 6.
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
The Company evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. The Company performs an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of the long-lived asset is not expected to be recovered, the carrying value is reduced to estimated fair value. The cash flow projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. No impairment losses on long-lived assets were recognized during the four months ended December 31, 2017 (Successor), the eight months ended August 31, 2017 (Predecessor), and the years ended December 31, 2016 and 2015 (Predecessor).
The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, as of October 1, or more frequently if certain indicators arise. The Company tests for goodwill impairment at the reporting unit level, which is defined as one level below an operating segment. The Company has determined that it has five reporting units, which include the following: 1) Surgical Facilities 2) Ancillary Services, 3) Midwest Labs, 4) The Alliance, including Optical Synergies and 5) Family Vision Care. The Company compares the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the estimated fair value, an impairment indicator exists and an estimate of the possible impairment loss is calculated. The fair value of the reporting units are estimated using a discounted cash flows approach and are corroborated using a market-based approach. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied.
In connection with the implementation of pushdown accounting, the Company performed its goodwill impairment test as of August 31, 2017 (Predecessor), then re-evaluated for impairment at October 1, 2017 (Successor). Both evaluations resulted in no impairment. There were also no impairment charges recorded during the years ended December 31, 2016 and 2015 (Predecessor).
Restricted Invested Assets
Restricted invested assets of $0.3 million as of both December 31, 2017 (Successor) and 2016 (Predecessor) were related to a requirement under the operating lease agreement at the Company's Chesterfield, Missouri facility. In accordance with the provisions of the lease agreement, the Company has a deposit with the landlord that shall be held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016

Acquisition escrow deposit	$19,600	$—
Insurance recoveries	10,018	6,835
Notes receivable	2,263	716
Deposits	3,151	4,196
Other	13,318	4,688
Total	$48,350	$16,435

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016

Interest payable	$20,537	$19,206
Amounts due to patients and payors	18,096	12,221
Insurance liabilities	9,873	6,625
Current taxes payable	4,912	2,622
Acquisition escrow liability	3,809	10,871
Accrued expenses and other	52,717	28,319
Total	$109,944	$79,864
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016

Facility lease obligations	$121,627	$52,653
Acquisition escrow liability	19,600	—
Medical malpractice liability	16,450	10,453
Unfavorable lease liability	11,889	1,671
Other	9,123	11,489
Total	$178,689	$76,266
At four of the Company's surgical facilities, the Company has facility lease obligations payable to the lessor of each facility. Payments are allocated to principal adjustments of the lease obligations and interest expense. The current portions of the lease obligations were $6.3 million and $1.3 million at December 31, 2017 (Successor) and 2016 (Predecessor), respectively, and were included in other current liabilities in the consolidated balance sheets. The long-term portions of the lease obligations, included in the table above, were $121.6 million and $52.7 million at December 31, 2017 (Successor) and 2016 (Predecessor), respectively. The increase is primarily due to two facility lease obligations assumed with the NSH Merger and the revaluation of the obligations with the application of pushdown accounting.
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
The Company’s policy is to recognize compensation expense using the straight line method over the relevant vesting period for units that vest based on time. Prior to the Reorganization, employees held membership units in Surgery Center Holdings, LLC, and the associated expense was referred to as unit-based compensation; following the Reorganization, such expense is referred to as equity-based compensation. The Company's equity-based compensation is described further in Note 12.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of December 31, 2017 and 2016 are $21.0 million and $13.8 million, respectively. The balance includes expected insurance recoveries of $12.8 million and $9.3 million as of December 31, 2017 and 2016, respectively. The increase is primarily due to the acquisition of NSH.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," along with subsequent amendments, updates and an extension of the effective date (collectively the “New Revenue Standard”), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This five-step process will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. Additionally, and among other provisions, the New Revenue Standard requires expanded quantitative and qualitative disclosures, including disclosure about the nature, amount, timing and uncertainty of revenue. The provisions of the New Revenue Standard are effective for annual periods beginning after December 15, 2017, including interim periods within those years by applying either the full retrospective method or the modified retrospective approach upon adoption. The Company will adopt this ASU on January 1, 2018. The Company plans to adopt using the modified retrospective method, including providing all requisite disclosures under such method. The Company expects that the majority of its provision for doubtful accounts will continue to be recognized as an operating expense rather than as a direct reduction to revenues, given the Company’s practice of assessing a patient’s ability to pay prior to or on the date of providing healthcare services. The Company does not believe the adoption will have a significant impact on our recognition of net revenues for any period. The Company is still evaluating the impact that the adoption will have on its related disclosures.
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
2017 Transactions
Acquisition of NSH
On August 31, 2017, the Company completed its acquisition of NSH through the NSH Merger, pursuant to the NSH Merger Agreement (as defined in Note 1. "Organization") for total cash consideration of $711.7 million, net of cash acquired, including $19.6 million funded to

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

an escrow account. The NSH Merger added to the Company's portfolio 22 owned or operated surgical facilities, including 7 ASCs and 15 surgical hospitals, as well as complementary ancillary services. The proceeds from the Preferred Private Placement (as defined in Note 1. "Organization"), the 2025 Unsecured Notes and the 2017 Senior Secured Credit Facilities (in each case, as defined in Note 7. "Long-Term Debt") were used to fund the acquisition.
Fees associated with the acquisition of NSH, which includes fees incurred related to the Company's preferred equity issuances and debt financings, was approximately $82.6 million during the eight months ended August 31, 2017 (Predecessor). Approximately $45.5 million was capitalized as deferred financing costs and discount, $18.3 million was capitalized as deferred equity issuance costs, $2.4 million was expensed as merger transaction and integration costs, and $16.4 million was recorded as loss on debt refinancing costs. All capitalized costs were subsequently written off as a result of the application of pushdown accounting, further discussed below.
The total consideration related to the acquisition of NSH was allocated to the assets acquired and liabilities assumed based upon their respective acquisition date fair values. The aggregate amounts preliminarily recognized for each major class of assets and liabilities, including post acquisition date adjustments, are as follows (in thousands):

Cash consideration	$762,850
Fair value of non-controlling interests	325,965
Aggregate fair value of acquisition	1,088,815
Net assets acquired:
Cash and cash equivalents	51,159
Accounts receivable	71,901
Inventories	14,986
Prepaid expenses and other current assets	18,397
Property and equipment	174,499
Intangible assets	27,746
Goodwill	870,241
Investments in and advances to affiliates	29,737
Long-term deferred tax assets	17,279
Other long-term assets	27,229
Accounts payable	(29,652)
Accrued payroll and benefits	(28,755)
Other current liabilities	(21,287)
Current maturities of long-term debt	(16,416)
Long-term debt, less current maturities	(42,770)
Other long-term liabilities	(75,479)
Total fair value of net assets acquired	$1,088,815
During the four months ended December 31, 2017, factors became known to the Company as part of its evaluation of the assets and liabilities existing at the date of acquisition. this resulted in a net increase to goodwill of $25.1 million and corresponding changes to certain classes of assets and liabilities from the preliminary allocation recorded at August 31, 2017, that are reflected in the table above. The Company is still in the process of evaluating all major classes of assets acquired and liabilities assumed. As such, the fair values assigned are subject to change as new facts and circumstances emerge that were present at the date of acquisition.
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
The amounts of revenues and earnings of NSH for the four months ended December 31, 2017 (Successor) was $205.2 million and $20.4 million, respectively, and are included in revenues and net loss attributable to Surgery Partners, Inc., respectively, in the consolidated statement of operations.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro forma combined summary of operations of the Company gives effect to using historical information of the operations of NSH as if the acquisition transaction had occurred as of January 1, 2016 (in thousands):

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2017	2017	2016

Net revenues	$592,604	$1,122,326	$1,679,254

Net income	4,477	63,269	132,699
Less: Net income attributable to non-controlling interests	(39,634)	(65,122)	(112,123)
Net (loss) income attributable to Surgery Partners, Inc.	$(35,157)	$(1,853)	$20,576
These pro forma amounts exclude transaction related costs of $7.3 million and the gain on amendment to the TRA of $1.1 million for the four months ended December 31, 2017 (Successor), transaction related costs of $11.3 million, loss on debt refinancing of $18.2 million and the gain on amendment to the TRA of $15.3 million for the eight months ended August 31, 2017 (Predecessor). The prior year pro forma amounts exclude the loss on debt refinancing of $11.9 million for the year ended December 31, 2016 (Predecessor). Certain other adjustments, including those related to conforming accounting policies, have not been reflected in the supplemental pro forma operating results as estimating such impacts would be impracticable.
Change of Control - Pushdown Accounting
On August 31, 2017, H.I.G. sold the Purchased Shares (as defined in Note 1. "Organization") beneficially owned by H.I.G. to Bain at a purchase price per share of $19.00 for an aggregate purchase price of $502.7 million in cash pursuant to the Common Stock Purchase Agreement (as defined in Note 1. "Organization"). As of August 31, 2017 (Predecessor), prior to giving effect to the Preferred Private Placement (as defined in Note 1. "Organization"), the Purchased Shares represented approximately 54.2% of the Company's outstanding Common Stock. As a result of the Private Sale and the Preferred Private Placement, Bain holds Series A Preferred Stock and Common Stock that collectively represented approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017 (Predecessor), and H.I.G. and its affiliated investment funds no longer own any capital stock of the Company.
Fees associated with the change of control include fees incurred related to the Preferred Private Placement. Refer to Note 9. "Redeemable Preferred Stock", for the amount and accounting treatment of these costs.
In connection with the change of control, the Company elected to apply “pushdown” accounting by applying the guidance in ASC 805, Business Combinations. In accordance with ASC 805, all identifiable assets and liabilities of the Company were measured at and adjusted to fair value as of August 31, 2017, and similarly goodwill was recognized based on the terms of the transaction and the fair value of the new basis of the net assets of the Company.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate amounts preliminarily recognized in connection with the application of pushdown accounting for each major class of assets and liabilities as of August 31, 2017, including subsequent adjustments, are as follows (in thousands):

Equity attributable to Surgery Partners, Inc.	$720,606
Redeemable preferred stock	310,000
Fair value of non-controlling interests	957,027
Aggregate fair value	1,987,633
Net assets:
Cash and cash equivalents	214,206
Accounts receivable	253,173
Inventories	44,310
Prepaid expenses and other current assets	61,475
Property and equipment	380,085
Intangible assets	60,104
Goodwill	3,299,911
Investments in and advances to affiliates	74,722
Restricted invested assets	315
Long-term deferred tax asset	204,408
Other long-term assets	49,681
Accounts payable	(64,921)
Accrued payroll and benefits	(54,437)
Other current liabilities	(94,740)
Current maturities of long-term debt	(49,942)
Long-term debt, less current maturities	(2,142,375)
Long-term tax receivable agreement liability	(78,498)
Other long-term liabilities	(169,844)
Total fair value of net assets	$1,987,633
During the four months ended December 31, 2017, factors became known to the Company as part of its evaluation of the assets and liabilities existing at August 31, 2017, resulting in a net increase to goodwill of $30.7 million and corresponding changes to certain classes of assets and liabilities from the preliminary allocation recorded, that are reflected in the table above. The majority of the increase to goodwill for pushdown accounting relates to the acquisition of NSH discussed above. The Company is still in the process of evaluating all major classes of assets and liabilities. As such, the fair values assigned are subject to change as new facts and circumstances emerge that were present at August 31, 2017.
A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the intangible assets recognized.
Goodwill recognized in connection with the application of pushdown accounting was allocated to each reportable segment as follows: $3.116 billion to surgical facilities services, $151.9 million to ancillary services and $32.5 million to optical services. The total amount of the goodwill related to the application of pushdown accounting that will be deductible for tax purposes is $360.5 million.
Other 2017 Acquisitions
During the eight months ended August 31, 2017 (Predecessor), the Company completed acquisitions in existing markets of three physician practices for a combined cash purchase price of $14.2 million. The acquisitions were funded through cash from operations and proceeds from the 2014 Revolver Loan (as defined in Note 7. "Long-Term Debt").
During the four months ended December 31, 2017 (Successor), the Company acquired a controlling interest in one surgical facility and one physician practice in existing markets for a combined cash purchase price of $29.4 million. The acquisitions were funded through cash from operations.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total consideration related to the other 2017 acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective acquisition date fair values. The aggregate amounts preliminarily recognized for each major class of assets and liabilities assumed in the other acquisitions completed during 2017, including post acquisition date adjustments, are as follows (in thousands):

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,
	2017	2017

Cash consideration	$29,448	$14,163
Fair value of non-controlling interests	21,893	105
Aggregate fair value of acquisitions	51,341	14,268
Net assets acquired:
Current Assets	2,285	866
Property and equipment	248	696
Intangible assets	41	634
Goodwill	49,317	12,545
Current liabilities	(550)	(287)
Long-term debt	—	(186)
Total fair value of net assets acquired	$51,341	$14,268
The results of operations of the acquisitions are included in the Company’s results of operations beginning on the date of acquisition. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition.
2016 Transactions
During the year ended December 31, 2016, the Company acquired a controlling interest in two surgical facilities and two anesthesia practices in new markets and a surgical facility in an existing market which was merged into an existing facility and an anesthesia practice in an existing market for an aggregate purchase price of $36.5 million. The Company additionally completed acquisitions in existing markets of an urgent care facility, nine physician practices and two integrated physician practices which includes three ASCs, a lab and a pharmacy for a combined purchase price of $114.7 million, including $16.6 million of contingent acquisition consideration. In addition, the Company purchased an additional 7.04% interest in its hospital in Idaho Falls, Idaho for $20.3 million. The transactions were funded through cash from operations and proceeds from the 2014 First Lien Credit Agreement and 2014 Revolver Loan (in each case, as defined in Note 7. "Long-Term Debt").
The aggregate acquisition date fair value recognized for each major class of assets and liabilities assumed in the acquisitions completed during the year ended December 31, 2016, including post acquisition date adjustments, are as follows (in thousands):

Cash consideration	$135,061
Fair value of non-controlling interests	27,164
Aggregate fair value of acquisitions	162,225
Net assets acquired:
Current assets	11,383
Property and equipment	3,921
Intangible assets	4,475
Goodwill	148,181
Other long-term assets	56
Current liabilities	(5,422)
Long-term liabilities	(369)
Total fair value of net assets acquired	$162,225

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2017, no significant changes were made to the acquisition date purchase price allocation of assets and liabilities related to individual acquisitions completed in 2016. Approximately $120.0 million of goodwill related to the 2016 acquisitions was deductible for tax purposes.
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
Ancillary Services
During the year ended December 31, 2015, through its recruiting efforts and capital-efficient acquisitions, the Company completed 13 in-market physician practice transactions through an aggregate investment of $40.4 million. These transactions added a total of 17 physicians to the Company’s physician network and were funded with a combination of cash from operations and revolver proceeds.
4. Divestitures
2017 Transactions
During the four months ended December 31, 2017 (Successor), the Company sold its interest in one surgical facility for $1.3 million, resulting in a pre-tax gain of approximately $0.8 million. During the eight months ended August 31, 2017 (Predecessor), the Company sold its interest in one surgical facility. The proceeds and pre-tax gain for the sale were not significant.
2016 Transactions
During the year ended December 31, 2016, the Company sold its interest in one surgical facility for $0.8 million, resulting in a pre-tax gain of approximately $0.8 million.
2015 Transactions
During the year ended December 31, 2015, the Company sold its interest in three surgical facilities and received aggregate proceeds of $10.9 million, resulting in a pre-tax gain of approximately $2.9 million.
5. Property and Equipment
A summary of property and equipment follows (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016

Land	$19,561	$8,082
Buildings and improvements	188,571	118,172
Furniture and equipment	20,813	14,670
Computer and software	28,578	29,902
Medical equipment	138,112	117,418
Construction in progress	22,581	2,396
Property and equipment, at cost	418,216	290,640
Less: Accumulated depreciation	(19,680)	(86,387)
Property and equipment, net	$398,536	$204,253
Depreciation expense was $20.0 million for the four months ended December 31, 2017 (Successor) and $24.1 million for the eight months ended August 31, 2017 (Predecessor). For the years ended December 31, 2016 (Predecessor) and 2015 (Predecessor), depreciation expense was $30.0 million and $25.5 million, respectively. Amortization expense related to assets under capital leases is included in depreciation expense.The carrying values of assets under capital lease were $16.2 million and $15.4 million as of December 31, 2017 (Successor) and 2016 (Predecessor), respectively, net of accumulated depreciation of $5.8 million and $11.6 million, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and Intangible Assets
A summary of the changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 follows (in thousands):

Predecessor
Balance at December 31, 2015	$1,407,927
Acquisitions	147,895
Divestitures	(552)
Purchase price adjustments	(66)
Balance at December 31, 2016	$1,555,204
Acquisitions	858,323
Divestitures	(175)
Purchase price adjustments	1,220
Balance at August 31, 2017	$2,414,572

Successor
Balance at September 1, 2017	$3,269,225
Acquisitions	49,317
Divestitures	(1,957)
Purchase price adjustments	30,253
Balance at December 31, 2017	$3,346,838
Additions to goodwill include new acquisitions and incremental ownership acquired in the Company's subsidiaries. A summary of the Company's acquisitions for the years ended December 31, 2017 and 2016 is included in Note 3, Acquisitions and Developments.
A summary of the components of intangible assets follows (in thousands):

	Successor			Predecessor
	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Finite-lived intangible assets:
Management rights agreements	$42,600	$(1,058)	$41,542	$24,751	$(3,461)	$21,290
Non-compete agreements	4,874	(715)	4,159	24,673	(8,216)	16,457
Physician income guarantees	878	(227)	651	1,901	(1,088)	813
Other	—	—	—	8,815	(3,374)	5,441
Total finite-lived intangible assets	48,352	(2,000)	46,352	60,140	(16,139)	44,001
Indefinite-lived intangible assets:
Management rights agreements	5,900	—	5,900	—	—	—
Certificates of need	5,548	—	5,548	3,780	—	3,780
Medicare licenses	1,108	—	1,108	242	—	242
Total intangible assets	$60,908	$(2,000)	$58,908	$64,162	$(16,139)	$48,023

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the aggregate activity related to intangible assets for the years ended December 31, 2017 and 2016 follows (in thousands):

Predecessor
Balance at December 31, 2015	$53,568
Additions	4,754
Disposals	(135)
Recruitment expense	(609)
Amortization	(9,555)
Balance at December 31, 2016	$48,023
Additions	28,312
Recruitment expense	(380)
Amortization	(6,040)
Balance at August 31, 2017	$69,915

Successor
Balance at September 1, 2017	$56,750
Additions	474
Disposals	(140)
Purchase price adjustments	3,873
Recruitment expense	(227)
Amortization	(1,822)
Balance at December 31, 2017	$58,908
Additions during the eight months ended August 31, 2017 (Predecessor) includes $27.8 million from new acquisitions, primarily the acquisition of NSH. Approximately $26.9 million was assigned to management rights agreements and $0.1 million was assigned to non-compete agreements, with estimated weighted average amortization periods of 23 years and 3 years, respectively. Approximately $0.7 million was assigned to certificates of need and $0.1 million was assigned to Medicare licenses. Refer to Note 3. "Acquisitions and Developments" for a summary of acquisition activity.
Purchase price adjustments during the four months ended December 31, 2017 (Successor) includes net adjustments to preliminary amounts assigned as part of the acquisition of NSH, the application of pushdown accounting and other 2017 acquisitions. The adjustments included increases of $6.9 million to management rights agreements and $0.2 million to certificates of need, offset by a decrease of $3.2 million to non-compete agreements. Refer to Note 3. "Acquisitions and Developments" for a summary of acquisition activity.
Amortization expense for intangible assets was $1.8 million for the four months ended December 31, 2017 (Successor) and $6.0 million for the eight months ended August 31, 2017 (Predecessor). For the years ended December 31, 2016 (Predecessor) and 2015 (Predecessor), amortization expense for intangible assets was $9.6 million and $9.1 million, respectively.
Total estimated amortization expense for the next five years and thereafter related to intangible assets follows (in thousands):

2018	$4,966
2019	4,576
2020	4,172
2021	3,730
2022	2,874
Thereafter	26,034
Total	$46,352

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt
A summary of long-term debt follows (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016

2014 Revolver Loan	$—	$85,000
2014 First Lien Credit Agreement	—	932,000
2017 Senior Secured Credit Facilities:
Revolver	—	—
Term Loan (1)	1,280,532	—
Senior Unsecured Notes due 2021 (2)	409,235	400,000
Senior Unsecured Notes due 2025	370,000	—
Subordinated Notes	—	1,000
Notes payable and secured loans	101,921	42,521
Capital lease obligations	27,594	13,996
Less: unamortized debt issuance costs and original issue discount	—	(32,274)
Total debt	2,189,282	1,442,243
Less: Current maturities	58,726	27,822
Total long-term debt	$2,130,556	$1,414,421
(1) Includes unamortized fair value discount of $6.2 million as of December 31, 2017. See further discussion below.
(2) Includes unamortized fair value premium of $9.2 million as of December 31, 2017. See further discussion below.
2014 Revolver Loan & 2014 First Lien Credit Agreement
On August 31, 2017 (Predecessor), the Company prepaid in full the outstanding principal of the 2014 Revolver Loan, a revolving credit facility entered into on November 3, 2014, and the 2014 First Lien Credit Agreement, a senior secured obligation of Surgery Center Holdings, Inc. entered into on November 3, 2014, with the proceeds from the 2017 Senior Secured Credit Facilities (as defined below). The total prepayment amount was $1.030 billion, which included $1.027 billion of outstanding principal and $3.0 million of accrued and unpaid interest, other fees and expenses. In connection with the prepayment, the Company recorded a debt extinguishment loss of $18.2 million, included in the loss on debt refinancing in the consolidated statement of operations for the eight months ending August 31, 2017 (Predecessor). The loss includes the partial write-off of unamortized debt issuance costs and discount related to the 2014 Revolver Loan and 2014 First Lien Credit Agreement and a portion of costs incurred with the 2017 Senior Secured Credit Facilities.
In September 2016, in connection with an amendment to the 2014 First Lien Credit Agreement, the Company recorded a loss on debt refinancing of $3.6 million, included in the accompanying consolidated statement of operations for the year ended December 31, 2016 (Predecessor).
2014 Second Lien Credit Agreement
The 2014 Second Lien Credit Agreement, entered into on November 3, 2014, was a senior secured obligation of Surgery Center Holdings, Inc.
In October 2015, the Company partially prepaid the outstanding principal of the 2014 Second Lien Credit Agreement. In connection with the partial prepayment, the Company recorded a debt extinguishment loss of $16.1 million, included in the loss on debt refinancing in the accompanying consolidated statement of operations for the year ended December 31, 2015 (Predecessor).
In March 2016, the Company prepaid in full the remaining outstanding principal of the 2014 Second Lien Credit Agreement, plus accrued and unpaid interest, with the proceeds of the issuance of the 2021 Unsecured Notes, defined below. In connection with the prepayment, the Company recorded a debt extinguishment loss of $8.3 million, included in the loss on debt refinancing in the accompanying consolidated statement of operations for the year ended December 31, 2016 (Predecessor).
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Term Loan was fully drawn on August 31, 2017 (Predecessor) and the proceeds thereof were used to finance the consideration paid in the NSH Merger, to repay amounts outstanding under the Company’s then-existing 2014 First Lien Credit Agreement and 2014 Revolver Loan and amounts outstanding under the existing senior secured credit facilities of NSH, and to pay fees and expenses in connection with the foregoing and transactions related to the Transaction Agreements. The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the Credit Agreement, the Company may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver. As of December 31, 2017 (Successor), the Company's availability on the Revolver was $71.9 million (including outstanding letters of credit of $3.1 million).
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
The 2017 Senior Secured Credit Facilities bear interest at a rate per annum equal to (x) LIBOR plus a margin ranging from 3.00% to 3.25% per annum, depending on the Company's first lien net leverage ratio or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (solely with respect to the Term Loan, the alternate base rate shall not be less than 2.00% per annum)) plus a margin ranging from 2.00% to 2.25% per annum. In addition, the Company is required to pay a commitment fee of 0.50% per annum in respect of unused commitments under the Revolver.
The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan (such amortization payments commenced in December 2017). The Term Loan is subject to mandatory prepayments based on excess cash flow for the applicable fiscal year that will depend on the first lien net leverage ratio as of the last day of the applicable fiscal year, as well as upon the occurrence of certain other events, as described in the Credit Agreement. There were no excess cash flow payments required as of December 31, 2017 (Successor).
With respect to the Revolver, the Company is required to comply with a maximum consolidated total net leverage ratio of 9.50:1.00, which covenant will be tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is drawn in an aggregate amount greater than 35% of the total commitments under the Revolver. Such financial maintenance covenant is subject to an equity cure. The Credit Agreement includes customary negative covenants restricting or limiting the ability of the Company and its restricted subsidiaries, to, among other things, sell assets, alter its business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational documents, in each case, subject to customary and other agreed upon exceptions. The Credit Agreement also contains customary affirmative covenants and events of default. As of December 31, 2017 (Successor), the Company was in compliance with the covenants contained in the Credit Agreement.
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
In connection with the application of pushdown accounting, the Company remeasured and recorded the Term Loan at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 computation using quoted prices for identical liabilities in inactive markets. As a result, the Company recorded a fair value discount of $6.5 million as of the measurement date, which is reported in the consolidated balance sheets as a direct deduction from the face amount the Term Loan. The Company amortizes the fair value discount to interest expense over the life of the Term Loan.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In connection with the application of pushdown accounting, the Company remeasured and recorded the 2021 Unsecured Notes at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 computation using quoted prices for identical liabilities in inactive markets. As a result, the Company recorded a fair value premium of $10.0 million as of the measurement date, which is reported in the consolidated balance sheets as a direct addition to the face amount the notes. The Company amortizes the fair value premium to interest expense over the life of the 2021 Unsecured Notes.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Notes Payable and Secured Loans
Certain of the Company’s subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At December 31, 2017 (Successor), the Company was in compliance with its covenants contained in the credit agreements. The Company and its subsidiaries had notes payable to financial institutions of $101.9 million and $42.5 million as of December 31, 2017 (Successor) and 2016 (Predecessor), respectively. The increase is primarily due to the acquisition of NSH.
Capital Lease Obligations
The Company is liable to various vendors for several property and equipment leases classified as capital leases. The carrying value of the leased assets was $16.2 million and $15.4 million as of December 31, 2017 (Successor) and 2016 (Predecessor), respectively.
Maturities
A summary of maturities for the Company's long-term debt, excluding unamortized fair value discount and premium discussed above, for the next five years and thereafter as of December 31, 2017 follows (in thousands):

2018	$58,726
2019	36,857
2020	1,277,253
2021	411,748
2022	8,110
Thereafter	393,597
Total debt	$2,186,291
8. Leases
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum lease payments for non-cancellable operating and capital leases for the next five years and thereafter at December 31, 2017 follows (in thousands):

	Operating Leases	Capital Leases

2018	$67,513	$9,100
2019	67,136	7,404
2020	62,735	5,020
2021	56,558	3,505
2022	52,582	1,986
Thereafter	258,192	6,299
Total minimum payments	$564,716	33,314
Less: imputed interest		(5,720)
Capital lease obligations		$27,594
The Company has various non-cancellable sub-lease arrangements. The total future minimum rentals to be received under these arrangements as of December 31, 2017 is $4.2 million.
Rental expense for operating leases was $27.8 million for the four months ended December 31, 2017 (Successor) and $39.2 million for the eight months ended August 31, 2017 (Predecessor). For the years ended December 31, 2016 (Predecessor) and 2015 (Predecessor), rental expense for operating leases was $47.3 million and $40.1 million, respectively. Included in these amounts, the Company incurred lease expense under operating lease agreements with physician investors who are related parties of $7.5 million for the four months ended December 31, 2017 (Successor), $9.8 million for the eight months ended August 31, 2017 (Predecessor), $14.4 million and $12.9 million for years ended December 31, 2016 and 2015, respectively.
9. Redeemable Preferred Stock
On August 31, 2017, the Company issued 310,000 shares of Series A Preferred Stock to Bain at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million. The net proceeds from the Preferred Private Placement (as defined in Note 1. "Organization") were used to finance a portion of the NSH Merger.
The accrued value of the Series A Preferred Stock is convertible into shares of Common Stock at a price per share of Common Stock equal to $19.00, subject to certain adjustments as provided in the Certificate of Designations, Preferences, Rights and Limitations of the 10.00% Series A Convertible Perpetual Participating Preferred Stock of Surgery Partners, Inc. (the “Series A Certificate of Designation”), at any time at the option of the holder. In addition, the Company may require the conversion of all, but not less than all, of the Series A Preferred Stock pursuant to the terms and conditions of the Series A Certificate of Designation, after the second anniversary of the date of issuance, if the volume weighted average closing price of the Common Stock for any 20 out of 30 consecutive trading days prior to such date, equals or exceeds $42.00 per share.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the issuance of Series A Preferred Stock in the Preferred Private Placement, the Company incurred issuance costs of $18.3 million in the Predecessor period, which were eliminated with the application of pushdown accounting.
A summary of activity related to the redeemable preferred stock for the period from September 1, 2017 to December 31, 2017 (Successor) follows (in thousands):

Successor
Balance at September 1, 2017	$310,000
Dividends accrued	10,481
Cash dividends declared	(5,241)
Mark to redemption adjustment	15,566
Balance at December 31, 2017	$330,806
Cash dividends declared but unpaid at December 31, 2017 were $3.9 million, and were included in other current liabilities in the consolidated balance sheet. The aggregate and per share amounts of unpaid cumulative preferred dividends as of December 31, 2017 were $9.2 million and $29.56, respectively.
10. Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with ASC 260, Earnings Per Share, based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. Beginning in the Successor period, in connection with the issuance of the Series A Preferred Stock, the Company began computing basic and diluted earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation method that determines earnings per share for common shares and participating securities according to their participation rights in dividends and undistributed earnings. Refer to Note 9. "Redeemable Preferred Stock", for further disclosure of the terms and conditions, including the participation rights, of the Series A Preferred Stock.
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (in thousands except share and per share amounts):

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2017	2017	2016	2015

Numerator:
Net (loss) income attributable to Surgery Partners, Inc.	$(41,316)	$(11,669)	$9,453	$1,429
Less: amounts allocated to participating securities (1)	10,481	—	—	—
Less: mark to redemption adjustment	15,566	—	—	—
Net (loss) income attributable to common stockholders	$(67,363)	$(11,669)	$9,453	$1,429

Denominator:
Weighted average shares outstanding- basic	48,319,193	48,121,404	48,018,944	36,066,233
Effect of dilutive securities (2)	—	—	171,794	1,398,154
Weighted average shares outstanding- diluted	48,319,193	48,121,404	48,190,738	37,464,387

Earnings (loss) per share:
Basic	$(1.39)	$(0.24)	$0.20	$0.04
Diluted (2)	$(1.39)	$(0.24)	$0.20	$0.04

Securities outstanding not included in the computation of diluted (loss) earnings per share as their effect is antidilutive:
Stock options	—	—	—	—
Restricted shares	62,850	105,944	—	—
Convertible preferred stock	—	N/A	N/A	N/A
(1) Amounts allocated to participating securities includes dividends accrued during the Successor period for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses. There were no participating securities during the Predecessor periods.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) The impact of potentially dilutive securities for the four months ended December 31, 2017 (Successor) and the eight months ended August 31, 2017 (Predecessor), were not considered because the effect would be anti-dilutive in each of those periods.
Share Repurchase Transactions
On December 15, 2017, the Board of Directors authorized a share repurchase program of up to $50.0 million of the Company's issued and outstanding common stock from time to time. The timing and size of repurchases will be determined based on market conditions and other factors. The authorization does not obligate the repurchase any shares and the Company may repurchase shares of common stock at any time without prior notice. The share repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice.
During December 2017, the Company repurchased 180,664 shares of its common stock stock at an average price of $11.12 per share through market purchases. At December 31, 2017, the Company had $48.0 million of repurchase authorization available under the December 2017 authorization.
During the first quarter of 2018, through the date of this report, the Company repurchased 156,818 shares of its common stock stock at an average price of $12.64 per share through market purchases. At March 15, 2018, the Company had $46.0 million of repurchase authorization available under the December 2017 authorization.
11.  Income Taxes and Tax Receivable Agreement
Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If a net operating loss ("NOL") carryforward exists, the Company makes a determination as to whether that NOL carryforward will be utilized in the future. A valuation allowance is established for certain net operating loss carryforwards when their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to adjust its deferred tax valuation allowances.
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2014 or state income tax examinations for years prior to 2013.
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
The Company made income tax payments of $0.5 million and $0.6 million for the four months ended December 31, 2017 (Successor) and eight months ended August 31, 2017 (Predecessor), respectively. Income tax payments were $0.7 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively.
Income tax expense (benefit) is comprised of the following (in thousands):

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2017	2017	2016	2015

Current:
Federal	$(111)	$—	$(31)	$—
State	990	614	244	909
Deferred:
Federal	77,472	(17,288)	7,326	(132,311)
State	(6,712)	(1,415)	(444)	(17,580)
Total income tax expense (benefit)	$71,639	$(18,089)	$7,095	$(148,982)

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the provision for income taxes as reported in the consolidated statements of operations and the amount of income tax expense (benefit) computed by multiplying consolidated income (loss) in each year by the U.S. federal statutory rate of 35% follows (in thousands):

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2017	2017	2016	2015

Tax expense (benefit) at U.S.federal statutory rate	$24,485	$4,315	$32,263	$(26,648)
State income tax, net of U.S. federal tax benefit	1,685	(456)	(86)	1,059
Change in valuation allowance	529	1,324	354	(137,721)
Net income attributable to non-controlling interests	(13,872)	(14,731)	(26,470)	(24,996)
Changes in measurement of uncertain tax positions	(191)	20	(262)	(10)
Stock option compensation	306	37	(200)	—
Differences related to divested facilities	(429)	(1,708)	—	—
Nondeductible transaction costs	2,058	(977)	—	3,442
Tax return reconciling differences	—	(316)	1,635	(1,574)
Change in effective tax rate	64,343	(825)	—	(2,143)
TRA liability	(7,404)	(4,782)	(327)	39,428
Other	129	10	188	181
Total income tax expense (benefit)	$71,639	$(18,089)	$7,095	$(148,982)
The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax asset are as follows (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016

Deferred tax assets:
Medical malpractice liability	$3,236	$4,194
Accrued vacation and incentive compensation	2,125	1,112
Net operating loss carryforwards	137,794	158,796
Allowance for bad debts	2,545	8,343
Capital loss carryforwards	3,024	2,785
Deferred rent	—	1,371
Depreciation on property and equipment	—	530
Deferred financing costs	17,004	—
TRA liability	1,042	4,542
Other deferred assets	4,961	4,879
Total gross deferred tax assets	171,731	186,552
Less: Valuation allowance	(11,032)	(7,358)
Total deferred tax assets	160,699	179,194
Deferred tax liabilities:
Deferred financing costs	—	(8,797)
Depreciation on property and equipment	(12,098)	—
Amortization of intangible assets	(12,441)	(15,241)
Basis differences of partnerships and joint ventures	(2,399)	(68,160)
Deferred rent	(717)	—
Other deferred liabilities	(725)	(3,203)
Total deferred tax liabilities	(28,380)	(95,401)
Net deferred tax assets	$132,319	$83,793

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company had federal net operating loss carryforwards of $507.4 million as of December 31, 2017, which expire between 2025 and 2037 and state net operating loss carryforwards of $619.6 million as of December 31, 2017, which expire between 2018 and 2037. The Company had capital loss carryforwards of $12.6 million as of December 31, 2017, which expire between 2018 and 2022. The Company had federal and state credit carryforwards of $1.1 million as of December 31, 2017. The federal credits do not expire, and the state credits expire between 2018 and 2029.
The Company has recorded a valuation allowance against deferred tax assets at December 31, 2017 and 2016 totaling $11.0 million and $7.4 million, respectively, which represents an increase of $3.6 million. The valuation allowance continues to be provided for certain deferred tax assets for which the Company believes it is more likely than not that the tax benefits will not be realized, which are primarily certain state net operating losses and capital loss carryforwards.
Included in the increase in the valuation allowance for the year ended December 31, 2017 was an increase of approximately $0.4 million that was recorded to additional-paid-in-capital as the result of the tax effect of the disposals of shares of non-controlling interests. Also included in the increase in the valuation allowance was an increase of approximately $0.3 million that was recorded to goodwill related to certain deferred tax assets acquired during the year. Approximately $1.8 million of the valuation allowance as of December 31, 2017 is recorded against deferred tax assets that, if subsequently recognized, will be credited directly to contributed capital.
A reconciliation of the beginning and ending liability for gross unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016

Unrecognized tax benefits at beginning of year	$1,061	$1,403
Additions for acquired positions	36	—
Additions for tax positions of prior years	—	60
Reductions for tax positions of prior year	(407)	(398)
Settlements	—	(4)
Unrecognized tax benefits at end of year	$690	$1,061
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations. For the years ended December 31, 2017 and 2016, the Company had approximately $0.1 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions. The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate, if recognized, is $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively. The reserves are included in long-term taxes payable and long-term deferred tax assets in the consolidated balance sheet as of December 31, 2017.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, allows for 100% expensing of certain capital expenditures, and will limit interest expense deductions beginning in 2018. As of December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on existing accounting under ASC 740, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, estimates may also be affected as the Company gains a more thorough understanding of the tax law.
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The most significant component of the uncertainty relates to the state tax impact of the federal changes and how the states will or will not adopt federal changes. The effect on the Company will primarily be related to its state net operating losses and related valuation allowances. The provisional amount recorded related to the remeasurement of the deferred tax balance was $64.0 million, which is included as a component of income tax expense.
The Company has not made sufficient progress on the analysis of the 100% expensing that may be claimed at certain partnership entities in their 2017 income tax returns for applicable capital expenditures, and the effects that would have on the Company's deferred tax assets and liabilities. The temporary differences related to these amounts would adjust the Company's deferred tax assets and liabilities related to partnership differences and net operating losses, but would likely have an immaterial net effect on the overall deferred tax asset recorded in the financial statements.
Tax Receivable Agreement
On May 9, 2017, the Company and H.I.G., in its capacity as the stockholders representative, entered into an agreement to amend that certain Income Tax Receivable Agreement, dated September 30, 2015 (as amended, the “TRA”), by and between the Company, H.I.G. (in its

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. During the eight months ended August 31, 2017 (Predecessor), the Company recognized a reduction in the carrying value of the liability under the TRA of $43.9 million, with $15.3 million of the reduction recorded to a gain on amendment of TRA and $28.6 million recorded as a reduction to the goodwill recorded in connection with the application of pushdown accounting related to the change of control (discussed in Note 1. "Organization").
As a result of the reduction in the corporate tax rate from the Tax Cuts and Jobs Act discussed above, the Company remeasured the value of the liability under the TRA pursuant to the calculation terms as described above. During the four months ended December 31, 2017 (Predecessor), the Company recognized a reduction in the carrying value of the liability under the TRA of $25.3 million, included as a tax receivable agreement benefit in the consolidated statement of operations. Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA as of December 31, 2017 will be approximately $65.1 million. The carrying value of the liability under the TRA, reflecting the discount as discussed above, was $44.3 million as of December 31, 2017.
Prior to the remeasurement at the lower corporate tax rate, but subsequent to the effectiveness of the amendment discussed above, the Company estimated that the total amounts payable under the TRA would be approximately $120.5 million. Prior to the effectiveness of the amendment to the TRA, the amounts payable under the TRA varied depending upon a number of factors, including the amount, character and timing of the taxable income of Surgery Partners, Inc. The Company estimated the total amounts payable would be approximately $123.4 million, if the tax benefits of related deferred tax assets were ultimately realized. The amounts payable were recognized during 2015 in conjunction with the release of the Company's valuation allowance recorded against the deferred tax assets.
On September 8, 2017 (Successor), in connection with the resignation of the Company's former Chief Executive Officer, Michael Doyle, Mr. Doyle entered into a TRA Waiver and Assignment Agreement (the “CEO TRA Assignment Agreement”) with the Company, pursuant to which the Company accepted the assignment of 50% of Mr. Doyle’s (and his affiliates’) interest in future payments to which such parties were entitled pursuant to the TRA, in exchange for an upfront payment of approximately $5.1 million, in the aggregate, as set forth in the CEO TRA Assignment Agreement. On September 15, 2017 (Successor), certain of the Company’s employees entered into TRA Waiver and Assignment Agreements with the Company (collectively, the “Employee TRA Assignment Agreements” and together with the CEO TRA Assignment Agreement, the “TRA Assignment Agreements”), pursuant to which the Company made upfront payments of approximately $4.8 million in the aggregate, in exchange for the assignment of 100% of each such employee’s interest in future payments to which such employee was entitled pursuant to the TRA. During the four months ended December 31, 2017 (Successor), the Company recognized an aggregate gain of $1.1 million as a result of the TRA Assignment Agreements.
12.  Equity-Based Compensation
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2015, the Company adopted the Surgery Partners, Inc. 2015 Omnibus Incentive Plan ("2015 Omnibus Incentive Plan") from which all equity-based awards will be granted. Under this plan, the Company can grant stock options, SARs, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of its common stock. As of December 31, 2017, 4,815,700 shares were authorized to be granted under the 2015 Omnibus Incentive Plan and 3,716,809 were available for future equity grants.
Restricted Share-Based Awards
During the four months ended December 31, 2017 (Successor) and the eight months ended August 31, 2017 (Predecessor), the Company granted 112,107 and 251,904 restricted stock awards, respectively, to certain officers, employees and non-employee directors in accordance with the 2015 Omnibus Incentive Plan. The Company granted 384,629 and 569,114 restricted stock awards during the years ended December 31, 2016 (Predecessor) and 2015 (Predecessor), respectively. Vesting and payment of these restricted stock awards are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three or five years after the date of grant. The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the eight months ended August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor) the Company granted 232,242 and 292,147 performance-based restricted stock units, respectively, subject to the achievement of a combination of performance conditions. There were no grants during the four months ended December 31, 2017 (Successor) and the year ended December 31, 2015 (Predecessor). In addition to the achievement of the performance conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing for two years. The performance condition for the targeted performance-based restricted stock units granted during the eight months ended August 31, 2017 (Predecessor) is based on the Company’s achievement of annually established targets for adjusted earnings per share for 2017. For these restricted stock units, the number of shares payable at the end of the performance periods ranges from 0% to 150% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets. The performance condition for the targeted performance-based restricted stock units granted during the year ended December 31, 2016 (Predecessor) is based on the Company’s actual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). These stock units are not considered outstanding until earned. During the eight months ended August 31, 2017 (Predecessor), 136,550 of the restricted stock units granted were deemed to have been earned. No additional units granted were deemed to have been earned during the four months ended December 31, 2017 (Successor).
Additionally, during the four months ended December 31, 2017 (Successor), the Company granted 215,823 leverage performance restricted stock units subject to the achievement of a combination of market conditions. There were no grants during the eight months ended August 31, 2017 (Predecessor) or the years ended December 31, 2016 (Predecessor) and 2015 (Predecessor). In addition to the achievement of the market conditions, these leverage performance units are generally subject to the continuing service of the employee over the ratable vesting period from the performance period end date continuing for three years. The market condition for the leverage performance restricted stock units granted during the four months ended December 31, 2017 (Successor) is based on the Company’s three-year annualized total shareholder return relative to the companies making up the S&P Composite 1500 Health Care Index as of the grant date. These stock units are not considered outstanding until earned. During the four months ended December 31, 2017 (Successor), none of the leverage performance restricted stock units granted were deemed to have been earned.
For these restricted stock units, the number of shares payable at the end of the vesting periods ranges from 0% to 500% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets. The fair values of these restricted stock units were determined based on a combination, where applicable, of the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at its Monte-Carlo simulation value for units subject to market conditions. The Company recognizes compensation expense for the portion of the targeted performance-based restricted stock units subject to market conditions even if the condition is never satisfied. However, if the performance conditions are not met for the portion of the targeted performance-based restricted stock units subject to such performance conditions, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed. Forfeitures are recognized as incurred.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Share-Based Activity
All units and per unit amounts in these consolidated financial statements and notes to the consolidated financial statements reflect the Reorganization that occurred in September 2015 (see Note 1). A summary of non-vested restricted share-based activity for the years ended December 31, 2017, 2016, and 2015 follows:

	Unvested Shares	Weighted Average Grant Date Fair Value
Predecessor
Outstanding at January 1, 2015	1,242,065	$1.96
Granted/Earned	569,114	6.31
Vested	(1,643,525)	3.79
Outstanding at December 31, 2015	167,654	$2.53
Granted/Earned	384,629	15.09
Forfeited/Canceled	(53,003)	11.85
Vested	(37,038)	6.31
Outstanding at December 31, 2016	462,242	$3.72
Granted/Earned	388,454	18.40
Forfeited/Canceled	(67,771)	18.01
Vested	(169,881)	10.29
Outstanding at August 31, 2017	613,044	$16.02

Successor
Outstanding at September 1, 2017	613,044	$16.02
Granted/Earned	112,107	11.15
Forfeited/Canceled	(54,622)	10.94
Vested	(96,073)	17.03
Outstanding at December 31, 2017	574,456	$15.95
Stock Options
The Company did not grant any stock options during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, the Company granted options to purchase shares of the Company’s common stock to certain directors in accordance the 2015 Omnibus Incentive Plan. Options to purchase shares are granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date, and become ratably exercisable beginning one year from the date of grant to three years after the date of grant. Forfeitures are recognized as incurred.
Option Valuation
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the assumptions used by the Company to estimate the fair value of options granted in 2016 and 2015 under the 2015 Omnibus Incentive Plan:

Expected volatility	29% - 43%
Risk-free interest rate	0.54% - 1.36%
Expected dividends	—
Average expected term (years)	2.56
Fair value of stock options granted	$2.64 - $5.74
The estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period.
Stock Option Activity
A summary of stock option activity for the years ended December 31, 2017, 2016, and 2015 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Predecessor
Outstanding at January 1, 2015	—
Granted	8,488	$20.03	3.0
Exercised	—
Forfeited	—
Outstanding at December 31, 2015	8,488	$20.03	3.0
Granted	7,779	17.99	1.6
Exercised	—
Forfeited	—
Outstanding at December 31, 2016	16,267	$19.05	1.8
Granted	—
Exercised	(3,580)	15.36
Forfeited	—
Outstanding at August 31, 2017	12,687	$20.10	1.5

Successor
Outstanding at September 1, 2017	12,687	$20.10	1.5
Granted	—
Exercised	—
Forfeited	—
Outstanding at December 31, 2017 (1)	12,687	$20.10	1.2
(1) Of the outstanding options, 7,058 were exercisable as of December 31, 2017 (Successor).
Other information pertaining to equity-based compensation
At December 31, 2017 (Successor), unrecognized compensation cost related to unvested shares was approximately $6.6 million. Unrecognized compensation cost will be expensed annually based on the number of shares that vest during the year.
The Company records equity-based compensation expense to recognize the fair value of the restricted shares that vest and stock options granted. During the four months ended December 31, 2017 (Successor) and the eight months ended August 31, 2017 (Predecessor), the Company recorded equity-based compensation expense of $1.9 million and $3.7 million, respectively. The Company recorded equity-based compensation expense of $2.0 million and $7.5 million during the years ended December 31, 2016 (Predecessor) and 2015 (Predecessor), respectively. In connection with the IPO, 1,632,626 restricted shares immediately vested which resulted in accelerated vesting of $6.2 million which is included within the $7.5 million of equity-based compensation expense for the year ended December 31, 2015 (Predecessor).

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Employee Benefit Plans
Surgery Partners 401(k) Plan
The Surgery Partners 401(k) Plan is a defined contribution plan whereby certain employees who have completed at least one month of service, including at least one hour of service during that period of time, are eligible to participate. Employees may enroll in the plan immediately upon completion of the minimum service requirement. The Surgery Partners 401(k) Plan allows eligible employees to make contributions of varying percentages or flat dollar amounts of their annual compensation, up to the maximum allowable amounts by the Internal Revenue Service ("IRS"). Eligible employees may or may not receive a match by the Company of their contributions. Employer contributions vest incrementally over a period of five years. The Company's contributions were $2.3 million for the four months ended December 31, 2017 (Successor), $2.8 million for the eight months ended August 31, 2017 (Predecessor). For the years ended December 31, 2016 and 2015, contributions were $5.1 million and $2.2 million, respectively.
Supplemental Executive Retirement Savings Plan
In connection with the Symbion acquisition, the Company acquired and continues to maintain a supplemental executive retirement savings plan (the "SERP") for certain former Symbion executives. The SERP provides supplemental retirement savings alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation. Under the SERP, eligible employees may enroll in the plan before December 31 to be entered in the plan the following year. Eligible employees may defer into the SERP up to 25% of their normal period payroll and up to 50% of their annual bonus. If the enrolled employee contributes a minimum of 2% of his or her base salary into the SERP, the Company will contribute 2% of the enrolled employee’s base salary to the plan and has the option of contributing additional amounts. Periodically, the enrolled employee’s deferred amounts are transferred to a plan administrator. The plan administrator maintains separate non-qualified accounts for each enrolled employee to track deferred amounts. On May 1 of each year, the Company is required to make its contribution to each enrolled employee’s account. See Note 2. "Significant Accounting Policies" for information about the fair value of the assets and liabilities in the SERP.
14. Related Party Transactions
On December 24, 2009, the Company and Bayside Capital, Inc. (or "Bayside"), an affiliate of H.I.G. Capital, LLC (or "H.I.G."), entered into a Management and Investment Advisory Services Agreement ("Management Agreement") pursuant to which the Company received certain management, consulting and financial advisory services. The Management Agreement was terminated upon completion of the IPO in 2015. Prior to termination, fees related to the Management Agreement of $3.0 million were included as general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2015. As a result of the IPO, the Company further paid Bayside a transaction fee pursuant to the Management Agreement of $5.4 million during the year ended December 31, 2015.
15. Commitments and Contingencies
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Contingent Consideration
Pursuant to a purchase agreement dated December 24, 2009 (“the Purchase Agreement”), the Company acquired controlling interests in 36 business entities in various Florida locations which operate freestanding ASCs and provided anesthesia and pain management services (“the 2009 Acquisition”). The Purchase Agreement provided for maximum potential contingent consideration of up to $10.0 million based on operating results subsequent to the acquisition for the period from January 1, 2010 to December 31, 2010. Pursuant to the Purchase Agreement, the contingent consideration was payable as principal under a Subordinated Promissory Note, the form of which was delivered concurrent with the Purchase Agreement. In December 2010, the Company filed an indemnification claim against the Seller alleging breaches of and inaccuracies in representations and warranties included in the Purchase Agreement. On June 10, 2013, the court issued a judgment in favor of the Company regarding its indemnification claim and its claim regarding the overstatement of accounts receivable by the seller. Following the judgment, an appeal was filed by the seller and a cross-appeal was filed by the Company. In December 2016, the appeals court found in favor of the Company as well as dismissing the arguments raised by the seller in its appeal as without merit. The parties subsequently agreed to mediate the dispute, which was scheduled to begin in 2017. Based on a court order in December 2016, the Company removed the contingent consideration liability on its consolidated balance sheets. For the year ended December 31, 2016 (Predecessor) the Company recorded a gain on litigation settlement of $14.1 million related to this matter.
On April 20, 2017, a settlement was reached between the two parties resulting in the Company receiving $3.9 million of which $2.7 million was paid from the escrow funds set up by the seller at the time of purchase and $1.2 million was paid by the seller. During the second quarter of 2017 (Predecessor) the Company recorded a gain on litigation settlement of $3.8 million for the settlement amount, net of legal costs.
In connection with an acquisition during the three months ended June 30, 2016, the applicable purchase agreement provided for potential contingent consideration of up to $16.6 million to be paid to the prior owners of the applicable facility should the requirements for continuing employment agreed to in the purchase agreement be met. In accordance with ASC 805, Business Combinations, contingent consideration with a continuing employment provision is recognized ratably over the defined performance period as compensation expense. In the fourth quarter of 2017, the Company reached a settlement for a dispute with the prior owners, providing relief to the Company of any unpaid current and future liability related to the contingent consideration. Based on the settlement, the Company removed its accrued contingent consideration liability, which was included in other current liabilities in the consolidated balance sheets and recorded a gain on litigation settlement of $8.7 million during the four months ended December 31, 2017 (Successor).
As disclosed in the footnotes to the consolidated statement of operations, the Company recognized contingent acquisition compensation expense of $1.9 million for the four months ended December 31, 2017 (Successor) and $5.1 million for both the eight months ended August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor).
Subsequent to December 31, 2017, the Company estimates contingent acquisition compensation expense of $1.5 million for the year ended December 31, 2018 related to other acquisitions completed in 2016.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Segment Reporting
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
The Company operates in three major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities, the operation of optical services and the operation of ancillary services. "All other" primarily consists of the Company's corporate general and administrative functions. Prior to 2017, the all other component was disaggregated and presented below the reportable operating segments in the Adjusted EBITDA reconciliation table. The Company has conformed the prior periods to align to the current year presentation. These changes had no effect on the Company’s reportable operating segments, which are presented consistent with prior periods.
Adjusted EBITDA is the primary profit/loss metric reviewed by the CODM in making key business decisions and on allocation of resources. The segment disclosures below provide a reconciliation from Adjusted EBITDA to income before income taxes, its most directly comparable GAAP financial measure, in the reported consolidated financial information.
The following tables present financial information for each reportable segment (in thousands):

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2017	2017	2016	2015
Revenues:
Surgical facility services	$564,458	$688,725	$1,042,097	$884,144
Ancillary services	24,660	52,261	90,836	61,175
Optical services	3,486	7,629	12,505	14,572
Total revenues	$592,604	$748,615	$1,145,438	$959,891

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2017	2017	2016	2015
Adjusted EBITDA:
Surgical facility services	$103,760	$125,912	$214,218	$180,113
Ancillary services	(2,255)	(6,526)	12,685	18,715
Optical services	736	2,214	3,308	3,905
All other	(23,504)	(36,036)	(50,948)	(44,680)
Total Adjusted EBITDA (1)	78,737	85,564	179,263	158,053

Net income attributable to non-controlling interests	39,634	42,087	75,630	71,416
Depreciation and amortization	(21,804)	(30,124)	(39,551)	(34,545)
Interest expense, net	(48,740)	(68,929)	(100,571)	(100,980)
Non-cash stock compensation expense	(1,887)	(3,697)	(2,021)	(7,502)
Contingent acquisition compensation expense	(1,982)	(5,057)	(5,092)	—
Termination of management agreement and IPO costs	—	—	—	(5,834)
Management fee (2)	—	—	—	(2,250)
Merger transaction, integration and practice acquisition costs (3)	(9,330)	(7,677)	(11,617)	(20,579)
Gain on litigation settlement	8,740	3,794	14,101	—
Gain on acquisition escrow release	167	1,000	—	—
Gain (loss) on disposal or impairment of long-lived assets, net	(5)	(1,715)	(2,355)	2,097
Gain on amendment to tax receivable agreement	1,098	15,294	—	—
Tax receivable agreement benefit (expense)	25,329	—	(3,733)	(119,911)
Loss on debt refinancing	—	(18,211)	(11,876)	(16,102)
Income (loss) before income taxes	$69,957	$12,329	$92,178	$(76,137)
(1) The above table reconciles Adjusted EBITDA to income before income taxes as reflected in the consolidated statements of operations.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

When the Company uses the term “Adjusted EBITDA,” it is referring to income before income taxes minus (a) net income attributable to non-controlling interests plus (b) depreciation and amortization, (c) interest expense, net, (d) non-cash stock compensation expense, (e) contingent acquisition compensation expense, (f) termination of management agreement and IPO costs, (g) management fee, (h) merger transaction, integration and practice acquisition costs, minus (i) gain on litigation settlement, (j) gain on acquisition escrow release, (plus)/minus (k) (loss)/gain on disposal or impairment of long-lived assets, net, minus (l) gain on amendment to tax receivable agreement, (plus)/minus (m) tax receivable agreement (expense)/gain and plus (n) loss on debt refinancing. The Company uses Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by the Company’s management to assess operating performance, make business decisions and allocate resources. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that the Company consolidates for financial reporting purposes. The Company believes that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors the Company's portion of Adjusted EBITDA generated by its surgical facilities and other operations.
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
(3) This amount includes merger transaction and integration costs of $7.5 million for the four months ended December 31, 2017 (Successor), $5.6 million for the eight months ended August 31, 2017 (Predecessor), and $8.7 million and $17.9 million for the years ended December 31, 2016 (Predecessor) and 2015 (Predecessor), respectively.
This amount includes practice acquisition costs of $1.8 million for the four months ended December 31, 2017 (Successor), $2.1 million for the eight months ended August 31, 2017 (Predecessor), and $2.9 million and $2.7 million for the years ended December 31, 2016 (Predecessor) and 2015 (Predecessor, respectively.

	Successor	Predecessor
	December 31, 2017	December 31, 2016
Assets:
Surgical facility services	$4,072,521	$1,914,842
Ancillary services	104,274	184,002
Optical services	48,309	22,478
All other	397,669	183,636
Total assets	$4,622,773	$2,304,958
In connection with the application of pushdown accounting the Company reevaluated the relative fair value of its operating segments using a measurement date of October 1, 2017. As a result of its evaluation, the Company reallocated goodwill as of the measurement date to each reportable segment as follows: $3.158 billion to surgical facilities services, $74.3 million to ancillary services and $38.4 million to optical services.

	Successor	Predecessor
	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2017	2017	2016	2015
Cash purchases of property and equipment, net:
Surgical facility services	$9,334	$14,582	$29,157	$26,723
Ancillary services	191	1,875	5,388	1,051
Optical services	83	73	351	128
All other	1,219	2,243	4,213	5,537
Total cash purchases of property and equipment, net	$10,827	$18,773	$39,109	$33,439

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Quarterly Financial Information (Unaudited)
The following tables include a summary of certain information related to the Company's quarterly consolidated results of operations for each of the four quarters in the years ended December 31, 2017 and 2016. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the quarterly financial information. The following should be read in conjunction with the audited consolidated financial statements included herein. The amounts are as follows (in thousands except per share amounts):

	2017
	Predecessor			Successor
	Q1	Q2	Q3(1)	Q3(1)	Q4

Revenues	$286,183	$288,353	$174,079	$132,258	$460,346
Cost of revenues	$211,948	$216,452	$143,772	$102,924	$338,704
Net income (loss)	$14,422	$11,627	$4,369	$(2,648)	$966
Net income attributable to non-controlling interests	$(17,176)	$(16,098)	$(8,813)	$(6,492)	$(33,142)
Net loss attributable to Surgery Partners, Inc.	$(2,754)	$(4,471)	$(4,444)	$(9,140)	$(32,176)
Basic net loss per share attributable to common stockholders (2)	$(0.06)	$(0.09)	$(0.09)	$(0.57)	$(0.83)
Diluted net loss per share attributable to common stockholders (2)	$(0.06)	$(0.09)	$(0.09)	$(0.57)	$(0.83)
(1) The Predecessor period for Q3 includes the two months ended August 31, 2017. The Successor period for Q3 includes the one month ended September 30, 2017.
(2) Beginning in the Successor period, per share amounts include the impact of amounts allocated to participating securities. Refer to Note 10. "Earnings Per Share" for further discussion.

	2016
	Predecessor
	Q1	Q2	Q3	Q4

Revenues	$267,074	$289,681	$282,682	$306,001
Cost of revenues	$196,703	$208,852	$201,394	$214,247
Net income	$10,357	$22,293	$14,334	$38,100
Net income attributable to non-controlling interests	$(17,547)	$(20,173)	$(16,672)	$(21,238)
Net (loss) income attributable to Surgery Partners, Inc.	$(7,190)	$2,120	$(2,338)	$16,862
Basic net (loss) income per share attributable to common stockholders	$(0.15)	$0.04	$(0.05)	$0.35
Diluted net (loss) income per share attributable to common stockholders	$(0.15)	$0.04	$(0.05)	$0.35

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Subsequent Events
On March 1, 2018, the Company acquired a controlling interest of a surgical facility in Omaha, Nebraska, for $21.9 million. The acquisition was funded through cash from operations. As of the date of this filing, the Company has not completed its preliminary estimation of the fair values assigned to the assets acquired and liabilities assumed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ Wayne S. DeVeydt Wayne S. DeVeydt Chief Executive Officer (Principal Executive Officer)
Date: March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
	Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2018
/s/ Wayne S. DeVeydt
Wayne S. DeVeydt
	Interim Chief Financial Officer (Principal Financial Officer)	March 16, 2018
/s/ R. David Kretschmer
R. David Kretschmer
	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 16, 2018
/s/ Dennis Dean
Dennis Dean
	Chairman, Director	March 16, 2018
/s/ T. Devin O'Reilly
T. Devin O'Reilly
	Director	March 16, 2018
/s/ Teresa DeLuca
Teresa DeLuca
	Director	March 16, 2018
/s/ Adam Feinstein
Adam Feinstein
	Director	March 16, 2018
/s/ Brent Turner
Brent Turner
	Director	March 16, 2018
/s/ Christopher Gordon
Christopher Gordon
	Director	March 16, 2018
/s/ Clifford G. Adlerz
Clifford G. Adlerz