Form 10-Q
period 2018-03-31
Surgery Partners, Inc.
filed 2018-05-10
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of May 9, 2018, there were 48,912,753 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Successor
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$112,816	$174,914
Accounts receivable, less allowance for doubtful accounts of $2,122 and $2,026, respectively	275,338	288,023
Inventories	48,101	44,951
Prepaid expenses and other current assets	54,324	55,337
Total current assets	490,579	563,225
Property and equipment, net	400,385	398,536
Intangible assets, net	62,412	58,908
Goodwill	3,382,801	3,346,838
Investments in and advances to affiliates	75,194	74,282
Restricted invested assets	315	315
Long-term deferred tax assets	130,819	132,319
Other long-term assets	52,379	48,350
Total assets	$4,594,884	$4,622,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,960	$84,710
Accrued payroll and benefits	36,836	49,625
Other current liabilities	113,570	109,944
Current maturities of long-term debt	54,386	58,726
Total current liabilities	285,752	303,005
Long-term debt, less current maturities	2,122,447	2,130,556
Other long-term liabilities	233,524	222,480

Non-controlling interests—redeemable	313,643	299,316
Redeemable preferred stock - Series A, 310,000 shares authorized, issued and outstanding at both March 31, 2018 and December 31, 2017; redemption value of $334,692 and $330,806, respectively	334,692	330,806

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 48,898,004 shares issued and outstanding at March 31, 2018; 48,687,136 shares issued and outstanding at December 31, 2017	489	487
Additional paid-in capital	689,012	695,560
Retained deficit	(58,837)	(41,316)
Total Surgery Partners, Inc. stockholders' equity	630,664	654,731
Non-controlling interests—non-redeemable	674,162	681,879
Total stockholders' equity	1,304,826	1,336,610
Total liabilities and stockholders' equity	$4,594,884	$4,622,773
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2018	2017
	Successor	Predecessor

Revenues	$417,369	$286,183
Operating expenses:
Salaries and benefits	129,735	89,887
Supplies	114,430	71,160
Professional and medical fees	35,679	21,125
Lease expense	21,361	13,626
Other operating expenses	26,107	16,150
Cost of revenues	327,312	211,948
General and administrative expenses (1)	24,152	15,541
Depreciation and amortization	15,749	11,108
Provision for doubtful accounts	6,037	5,675
Income from equity investments	(1,862)	(1,200)
Loss on disposal or impairment of long-lived assets, net	47	1,196
Merger transaction and integration costs	5,033	337
Other income	(262)	(143)
Total operating expenses	376,206	244,462
Operating income	41,163	41,721
Interest expense, net	(34,276)	(25,182)
Income before income taxes	6,887	16,539
Income tax expense	1,762	2,117
Net income	5,125	14,422
Less: Net income attributable to non-controlling interests	(22,646)	(17,176)
Net loss attributable to Surgery Partners, Inc.	(17,521)	(2,754)
Less: Amounts attributable to participating securities (2)	(7,772)	—
Net loss attributable to common stockholders	$(25,293)	$(2,754)

Net loss per share attributable to common stockholders
Basic	$(0.53)	$(0.06)
Diluted (3)	$(0.53)	$(0.06)
Weighted average common shares outstanding
Basic	48,006,870	48,019,652
Diluted (3)	48,006,870	48,019,652

(1) Includes contingent acquisition compensation expense of $0.5 million and $2.0 million for the three months ended March 31, 2018 (Successor) and 2017 (Predecessor), respectively.
(2) Includes accrued dividends and undistributed earnings allocated to participating securities for the Series A Preferred Stock. There were no participating securities during the Predecessor period. See Note 6. "Earnings Per Share" for further discussion.
(3) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2018	2017
	Successor	Predecessor

Net income	$5,125	$14,422
Other comprehensive income	—	—
Comprehensive income	5,125	14,422
Less: Comprehensive income attributable to non-controlling interests	(22,646)	(17,176)
Comprehensive loss attributable to Surgery Partners, Inc.	$(17,521)	$(2,754)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Successor
Balance at December 31, 2017	48,687,136	$487	$695,560	$(41,316)	$681,879	$1,336,610
Net (loss) income	—	—	—	(17,521)	15,908	(1,613)
Equity-based compensation	—	—	1,997	—	—	1,997
Preferred dividends	—	—	(7,772)	—	—	(7,772)
Issuance of restricted and unrestricted shares	439,773	4	(4)	—	—	—
Cancellation of restricted shares	(72,087)	—	(749)	—	—	(749)
Repurchase of shares	(156,818)	(2)	(1,980)	—	—	(1,982)
Acquisition and disposal of shares of non-controlling interests, net	—	—	1,960	—	(1,175)	785
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(22,450)	(22,450)
Balance at March 31, 2018	48,898,004	$489	$689,012	$(58,837)	$674,162	$1,304,826

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2018	2017
	Successor	Predecessor

Cash flows from operating activities:
Net income	$5,125	$14,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,749	11,108
Other non-cash amortization	(127)	1,765
Equity-based compensation	1,997	634
Loss on disposal or impairment of long-lived assets, net	47	1,196
Deferred income taxes	1,352	1,806
Provision for doubtful accounts	6,037	5,675
Income from equity investments, net of distributions received	322	(139)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	8,083	(3,433)
Other operating assets and liabilities	(8,529)	1,836
Net cash provided by operating activities	30,056	34,870

Cash flows from investing activities:
Purchases of property and equipment, net	(9,983)	(6,350)
Payments for acquisitions, net of cash acquired	(25,589)	(275)
Other investing activities	(842)	—
Net cash used in investing activities	(36,414)	(6,625)

Cash flows from financing activities:
Principal payments on long-term debt	(16,252)	(45,527)
Borrowings of long-term debt	374	23,592
Payments of preferred dividends	(3,924)	—
Distributions to non-controlling interest holders	(30,919)	(19,262)
(Payments) receipts related to ownership transactions with non-controlling interest holders	(782)	154
Repurchase of shares	(1,982)	—
Financing lease obligations	(1,506)	(286)
Other financing activities	(749)	(649)
Net cash used in financing activities	(55,740)	(41,978)
Net decrease in cash, cash equivalents and restricted cash	(62,098)	(13,733)
Cash, cash equivalents and restricted cash at beginning of period	175,229	70,014
Cash, cash equivalents and restricted cash at end of period	$113,131	$56,281

Supplemental cash flow information:
Non-cash purchases of property and equipment under capital leases and financing activities	$4,028	$2,320
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
On August 31, 2017, (i) the Company completed the sale and issuance of 310,000 shares of the Company's preferred stock, designated as 10.00% Series A Convertible Perpetual Participating Preferred Stock (the “Series A Preferred Stock”) to BCPE Seminole Holdings LP (“Bain”), a fund advised by an affiliate of Bain Capital Private Equity, at a purchase price of $1,000 per share in cash (the “Preferred Private Placement”), and (ii) Bain completed its purchase of 26,455,651 shares (the “Purchased Shares”) of the Company's common stock from H.I.G. Surgery Centers, LLC (“H.I.G.”) at a purchase price of $19.00 per share in cash (the “Private Sale”). As of August 31, 2017, the Purchased Shares represented approximately 54.2% of the Company’s outstanding common stock. As a result of the Preferred Private Placement and the Private Sale, Bain became the controlling stockholder of the Company, holding Series A Preferred Stock and common stock that collectively represent approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017, and H.I.G. and its affiliated investment funds no longer own any capital stock of the Company. The Preferred Private Placement and the Private Sale are referred to collectively in this Quarterly report on Form 10-Q as the “Transactions.”
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
As of March 31, 2018 (Successor), the Company owned and operated a national network of surgical facilities and ancillary services in 32 states. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. The Company's surgical hospitals provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services and optical services.
As of March 31, 2018 (Successor), the Company owned or operated a portfolio of 125 surgical facilities, comprised of 107 ASCs and 18 surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 85 of the surgical facilities and consolidated 108 of these facilities for financial reporting purposes.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2017 (Successor) has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 (Successor). The preparation of financial statements in

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Non-Controlling Interests — Redeemable. Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. The non-controlling interests—redeemable are reported outside of stockholders' equity in the condensed consolidated balance sheets.
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Successor
Balance at December 31, 2017	$299,316
Net income attributable to non-controlling interests—redeemable	6,738
Acquisition and disposal of shares of non-controlling interests, net—redeemable	16,058
Distributions to non-controlling interest—redeemable holders	(8,469)
Balance at March 31, 2018	$313,643
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of ASC 810, Consolidation. As of both March 31, 2018 (Successor) and December 31, 2017 (Successor), the variable interest entities include five surgical facilities, three anesthesia practices and three physician practices. The Company has the power to direct the activities that most significantly impact a variable interest entity's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of March 31, 2018 (Successor) and December 31, 2017 (Successor), were $14.1 million and $13.1 million, respectively, and the total liabilities of the consolidated VIEs were $5.8 million and $5.8 million, respectively.
Equity Method Investments
The Company has non-consolidating investments in surgical facilities and management companies that own or manage surgical facilities. These investments are accounted for using the equity method of accounting. The total amount of these investments included in investments in and advances to affiliates in the condensed consolidated balance sheets was $75.2 million and $74.3 million as of March 31, 2018 (Successor) and December 31, 2017 (Successor), respectively.
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
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Successor
	Carrying Amount		Fair Value
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
2017 Senior Secured Credit Facilities:
Revolver	$—	$—	$—	$—
Term Loan	$1,277,482	$1,280,532	$1,275,566	$1,267,189
Senior Unsecured Notes due 2021	$408,633	$409,235	$422,424	$422,535
Senior Unsecured Notes due 2025	$370,000	$370,000	$356,125	$346,413
The fair values of the Term Loan, 2021 Unsecured Notes and the 2025 Unsecured Notes (in each case, as defined in Note 4. Long-Term Debt) were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets at March 31, 2018 (Successor) and December 31, 2017 (Successor), as applicable. The carrying amounts related to the Company's other long-term debt obligations, including the Revolver (as defined in Note 4. Long-Term Debt), approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of both March 31, 2018 (Successor) and December 31, 2017 (Successor), the fair value of both the assets and liabilities in the SERP were $1.9 million and were included in other long-term assets and other long-term liabilities in the condensed consolidated balance sheets.
Revenues
In May 2014, the Financial Accounting Standards Board ("FASB") issued a new standard related to revenue recognition. The Company adopted the new standard effective January 1, 2018, using the modified retrospective method. The adoption of the new standard did not have an impact on our recognition of net revenues for any periods prior to adoption. The majority of the “Provision for doubtful accounts” will continue to be recognized as an operating expense rather than as a direct reduction to revenues, given the Company’s practice of assessing a patient’s ability to pay prior to or on the date of providing healthcare services. After initial recognition, the Company’s accounts receivables are subject to impairment assessments periodically based on changes in credit risks using historical trends of cash collections, write-offs, accounts receivable agings and other factors.
The Company's revenues generally relate to contracts with patients in which the performance obligations are to provide healthcare services. The Company recognizes revenues in the period in which our obligations to provide health care services are satisfied and reports the amount that reflects the consideration the Company expects to be entitled to. The Company's performance obligations are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans, employers and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans, employers and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services provided to the related patients typically specify payments at amounts less than the Company's standard charges. Medicare generally pays for services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. The Company continually reviews the

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended March 31,
	2018	2017
	Successor	Predecessor
Patient service revenues:
Surgical facilities revenues	93.5%	89.6%
Ancillary services revenues	4.9%	8.8%
	98.4%	98.4%
Other service revenues:
Optical services revenues	0.7%	1.0%
Other revenues	0.9%	0.6%
	1.6%	1.6%
Total revenues	100.0%	100.0%
Patient service revenues. This includes revenue related to charging facility fees in exchange for providing patient care. The fee charged for healthcare procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. However, in several surgical facilities, the Company charges for anesthesia services. Ancillary service revenues include fees for patient visits to the Company's physician practices, pharmacy services and diagnostic tests ordered by physicians.
Patient service revenues are recognized as performance obligations are satisfied. Performance obligations are based on the nature of services provided. Typically, the Company recognizes revenue at a point in time in which services are rendered and the Company has no obligation to provide further patient services. As the Company primarily performs outpatient procedures, performance obligations are generally satisfied same day and revenue is recognized on the date of service.
The Company determines the transaction price based on gross charges for services provided, net of estimated contractual adjustments, discounts from third-party payors, including Medicare and Medicaid. The Company estimates its contractual adjustments and discounts based on contractual agreements, its discount policies and historical experience. Changes in estimated contractual adjustments and discounts are recorded in the period of change. There were no adjustments as a result of changes in estimates to third-party settlements related to prior years during the three months ended March 31, 2018 (Successor). During the three months ended March 31, 2017 (Predecessor), the Company recognized an increase to patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $0.4 million.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
	Successor		Predecessor
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$219,636	53.5%	$139,003	49.4%
Government	159,347	38.8%	116,878	41.5%
Self-pay	12,970	3.1%	6,071	2.2%
Other (1)	18,793	4.6%	19,694	6.9%
Total patient service revenues	410,746	100.0%	281,646	100.0%
Other service revenues:
Optical services revenues	2,960		2,821
Other revenues	3,663		1,716
Total revenues	$417,369		$286,183

(1)	Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
Other service revenues. Optical service revenues consist of product sales from the Company's optical laboratories as well as handling charges billed to the members of the Company's optical products purchasing organization. The Company's optical products purchasing organization negotiates volume buying discounts with optical products manufacturers. The buying discounts and any handling charges billed to the members of the buying group represent the revenue recognized for financial reporting purposes. The Company satisfies the performance obligation and recognizes revenue when the orders are shipped to members. The Company bases its estimates for sales returns and discounts on historical experience and has not experienced significant fluctuations between estimated and actual return activity and discounts given. The Company's optical laboratories manufacture and distribute corrective lenses and eyeglasses to ophthalmologists and optometrists. The Company satisfies the performance obligation and recognize revenue when the product is shipped, net of allowance for discounts.
Other revenues include management and administrative service fees derived from the non-consolidated facilities that the Company accounts for under the equity method, management of surgical facilities in which it does not own an interest, and management services provided to physician practices for which the Company is not required to provide capital or additional assets. These agreements typically require the Company to provide recurring management services over a multi-year period which are billed and collected on a monthly basis. The fees derived from these management arrangements are based on a predetermined percentage of the revenues of each facility or practice and are recognized in the period in which management services are rendered and billed.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
In accordance with the provisions of the operating lease agreement at the Company's Chesterfield, Missouri facility, the Company has a deposit with the landlord that shall be held as security for performance under the Company's covenants and obligations within the agreement through January 2024. The Company presents the restricted amount separate from cash and cash equivalents under the caption "restricted invested assets" in the condensed consolidated balance sheets.
The following table reconciles cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown within the condensed consolidated statement of cash flows (in thousands):

	Successor
	March 31, 2018	December 31, 2017

Cash and cash equivalents	$112,816	$174,914
Restricted invested assets	315	315
Total cash, cash equivalents and restricted cash in the statement of cash flows	$113,131	$175,229

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
With the Company's adoption of ASC 2014-09 on January 1, 2018, for those accounts in which the Company has an unconditional right to payment, subject only to the passage of time, the right is recorded as a receivable. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. The Company had a net third-party Medicaid settlements liability of $4.3 million and $1.0 million as of March 31, 2018 (Successor) and December 31, 2017 (Successor), respectively, included in other current liabilities in the condensed consolidated balance sheets.
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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $10.3 million and $7.6 million at March 31, 2018 (Successor) and December 31, 2017 (Successor), respectively.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets follows (in thousands):

	Successor
	March 31, 2018	December 31, 2017

Prepaid expenses	$15,810	$16,835
Receivables - optical product purchasing organization	10,259	7,563
Insurance recoveries	2,828	2,828
Other	25,427	28,111
Total	$54,324	$55,337
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of property and equipment follows (in thousands):

	Successor
	March 31, 2018	December 31, 2017

Land	$19,546	$19,561
Buildings and improvements	193,942	188,571
Furniture and equipment	23,681	20,813
Computer and software	30,904	28,578
Medical equipment	137,956	138,112
Construction in progress	25,860	22,581
Property and equipment, at cost	431,889	418,216
Less: Accumulated depreciation	(31,504)	(19,680)
Property and equipment, net	$400,385	$398,536
The Company also leases certain facilities and equipment under capital leases. Assets held under capital leases are stated at the present value of minimum lease payments at the inception of the related lease. Such assets are depreciated on a straight-line basis over the lesser of the lease term or the remaining useful life of the leased asset. The carrying values of assets under capital lease were $19.1 million and $16.2 million as of March 31, 2018 (Successor) and December 31, 2017 (Successor), respectively, net of accumulated depreciation of $7.4 million and $5.8 million, respectively.
Intangible Assets
The Company has indefinite-lived intangible assets related to the certificates of need held in jurisdictions where certain of its surgical facilities are located. The Company also has finite-lived intangible assets related to physician guarantee agreements, non-compete agreements, management agreements and customer relationships. Physician income guarantees are amortized into salaries and benefits costs in the condensed consolidated statements of operations over the commitment period of the contract, generally three to four years. Non-compete agreements and management rights agreements are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the service lives of the agreements, typically ranging from two to five years for non-compete agreements and fifteen years for the management rights agreements. Customer relationships are amortized into depreciation and amortization expense in the condensed consolidated statements of operations over the estimated lives of the relationships, ranging from three to ten years.
A summary of the components of intangible assets follows (in thousands):

	Successor
	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Finite-lived intangible assets:
Management rights agreements	$42,600	$(1,998)	$40,602	$42,600	$(1,058)	$41,542
Non-compete agreements	4,381	(1,102)	3,279	4,874	(715)	4,159
Physician income guarantees	878	(323)	555	878	(227)	651
Total finite-lived intangible assets	47,859	(3,423)	44,436	48,352	(2,000)	46,352
Indefinite-lived intangible assets:
Management rights agreements	11,000	—	11,000	5,900	—	5,900
Certificates of need	5,863	—	5,863	5,548	—	5,548
Medicare licenses	1,113	—	1,113	1,108	—	1,108
Total intangible assets	$65,835	$(3,423)	$62,412	$60,908	$(2,000)	$58,908

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions for the three months ended March 31, 2018 is included in Note 3. Acquisitions and Developments.
A summary of activity related to goodwill for the three months ended March 31, 2018 (Successor) follows (in thousands):

Successor
Balance at December 31, 2017	$3,346,838
Acquisitions, including post acquisition adjustments	35,963
Balance at March 31, 2018	$3,382,801
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
The Company evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. The Company performs an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of the long-lived asset is not expected to be recovered, the carrying value is reduced to estimated fair value. The cash flow projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. No impairment losses on long-lived assets were recognized during the three months ended March 31, 2018 (Successor) and three months ended March 31, 2017 (Predecessor).
The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, as of October 1, or more frequently if certain indicators arise. The Company tests for goodwill impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has determined that it has five reporting units, which include the following: 1) Surgical Facilities 2) Ancillary Services, 3) Midwest Labs, 4) The Alliance and 5) Family Vision Care. The Company compares the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the estimated fair value, an impairment indicator exists and an estimate of the possible impairment loss is calculated. The fair value of the reporting units are estimated using a discounted cash flows approach and are corroborated using a market-based approach. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. The Company performed its most recent annual impairment test as of October 1, 2017 (Successor) and did not incur an impairment loss.
Other Long-Term Assets
A summary of other long-term assets follows (in thousands):

	Successor
	March 31, 2018	December 31, 2017

Acquisition escrow deposit	$20,471	$19,600
Insurance recoveries	11,518	10,018
Other	20,390	18,732
Total	$52,379	$48,350

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	Successor
	March 31, 2018	December 31, 2017

Interest payable	$22,895	$20,537
Amounts due to patients and payors	20,283	18,096
Insurance liabilities	9,843	9,873
Facility lease obligations	6,426	6,256
Current taxes payable	5,678	4,912
Accrued expenses and other	48,445	50,270
Total	$113,570	$109,944
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	Successor
	March 31, 2018	December 31, 2017

Facility lease obligations	$119,239	$121,627
Tax receivable agreement liability	44,930	43,791
Acquisition escrow liability	20,471	19,600
Medical malpractice liability	17,950	16,450
Other	30,934	21,012
Total	$233,524	$222,480
At four of the Company's surgical facilities, the Company has facility lease obligations payable to the lessor of each facility. Payments are allocated to principal adjustments of the lease obligations and interest expense. The current and long-term balances of the lease obligations are included in the other current liabilities and other long-term liabilities tables above.
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
The Company applies the Black-Scholes-Merton method of valuation in determining share-based compensation expense for option awards. Application of this method includes assumptions such as expected stock price volatility, risk-free interest rate, expected dividends, and expected term. The fair values of time-based restricted stock units are based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. The fair values of performance-based restricted stock units are determined based on a combination, where applicable, of the closing price of the Company's common stock on the trading date immediately prior to the grant date

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for units subject to performance conditions, or at its Monte-Carlo simulation value for units subject to market conditions. For these restricted stock units, the number of shares payable at the end of the vesting periods is based on the Company’s actual performance and/or market conditions results as compared to the targets.
The Company's policy is to recognize compensation expense using the straight line method over the relevant vesting period for units that vest based on time. The Company recognizes compensation expense for the portion of performance-based restricted stock units subject to market conditions even if the condition is never satisfied. However, if the performance conditions are not met for the portion of the performance-based restricted stock units subject to such performance conditions, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed. Forfeitures are recognized as incurred. Equity-based compensation expense can vary in the future depending on many factors, including levels of forfeitures and whether performance targets are met and whether a liquidity event occurs.
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
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of March 31, 2018 (Successor) and December 31, 2017 (Successor) are $22.4 million and $21.0 million, respectively. The balance includes expected insurance recoveries of $14.3 million and $12.8 million as of March 31, 2018 (Successor) and December 31, 2017 (Successor), respectively.
Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If a net operating loss ("NOL") or Section 163(j) interest (“163(j)”) carryforward exists, the Company makes a determination as to whether the NOL or 163(j) carryforward will be utilized in the future. A valuation allowance is established for certain carryforwards when their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to adjust its deferred tax valuation allowances.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," along with subsequent amendments, updates and an extension of the effective date (collectively the "New Revenue Standard"), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This five-step process will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The Company adopted this ASU on January 1, 2018 using the modified retrospective approach. The adoption of this standard did not have a significant impact on our recognition of net revenues for any period. Adoption of the standard resulted in the Company revising its related disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows – Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this ASU on January 1, 2018 and retrospectively applied the guidance to all periods presented in the condensed consolidated statement of cash flows. The retrospective application to prior periods had no impact on the Company's cash flows from operating, investing and financing activities as previously disclosed. The adoption of this ASU resulted in the modification of the Company's presentation of the reconciliation of beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows to include restricted cash as discussed under the heading "Cash and Cash Equivalents" above.
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
Acquired assets and assumed liabilities typically include, but are not limited to, fixed assets, intangible assets and professional liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. Fair value attributable to non-controlling interests is based on a Level 3 computation using significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of non-controlling interests, primarily from acquisitions of surgical facilities. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. Fair value attributable to the property and equipment acquired is based on Level 3 computations using key inputs such as cost trend data and comparable asset sales. Fair value attributable to the intangible assets acquired is based on Level 3 computations using key inputs such as the Company's internally-prepared financial projections. Fair values assigned to acquired working capital are based on carrying amounts reported by the acquiree at the date of acquisition, which approximate their fair values. The preliminary estimated fair value assigned to goodwill is primarily attributable to the acquisitions favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company's business model.
2018 Transactions
During the three months ended March 31, 2018 (Successor), the Company acquired a controlling interest in one surgical facility in a new market and a surgical facility in an existing market, which was merged into an existing facility, and a physician practice for a combined cash purchase price of $25.6 million, net of cash acquired. The acquisitions were funded through cash from operations. The total consideration related to these 2018 acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective acquisition date fair values. The acquisitions were funded through cash from operations. The aggregate amounts preliminarily recognized for each major class of assets and liabilities assumed are as follows (in thousands):

Cash consideration	$25,545
Fair value of non-controlling interests	17,287
Aggregate fair value of acquisitions	42,832

Current Assets	3,487
Property and equipment	1,905
Goodwill	38,539
Other long-term assets	1,155
Current liabilities	(1,254)
Long-term liabilities	(1,000)
Aggregate fair value allocated	$42,832
The results of operations of the acquisitions are included in the Company’s results of operations beginning on the dates of acquisitions, and were not considered significant for the three months ended March 31, 2018. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. All goodwill acquired in connection with the 2018 transactions was allocated to the Company's surgical facility services operating segment.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2018, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2017, excluding the acquisition of NSH as discussed below.
Acquisition of NSH
On August 31, 2017 (Predecessor), the Company completed its acquisition of NSH Holdco, Inc. (“NSH”) for total cash consideration of $711.7 million, net of cash acquired, including $19.6 million funded to an escrow account. The total consideration related to the acquisition of NSH was allocated to the assets acquired and liabilities assumed based upon their respective acquisition date fair values. The aggregate amounts preliminarily recognized for each major class of assets and liabilities, including post acquisition date adjustments, are as follows (in thousands):

Cash consideration	$762,850
Fair value of non-controlling interests	325,965
Aggregate fair value of acquisition	1,088,815
Net assets acquired:
Cash and cash equivalents	51,159
Accounts receivable	71,875
Inventories	14,986
Prepaid expenses and other current assets	18,367
Property and equipment	174,499
Intangible assets	27,881
Goodwill	869,090
Investments in and advances to affiliates	29,737
Long-term deferred tax assets	18,971
Other long-term assets	26,988
Accounts payable	(29,652)
Accrued payroll and benefits	(28,755)
Other current liabilities	(23,339)
Current maturities of long-term debt	(16,416)
Long-term debt, less current maturities	(42,770)
Other long-term liabilities	(73,806)
Total fair value of net assets acquired	$1,088,815
During the three months ended March 31, 2018 (Successor), information existing at the acquisition date became known to the Company as part of its evaluation of the assets and liabilities existing at the date of acquisition, resulting in a net decrease to goodwill of $1.2 million and corresponding changes to certain classes of assets and liabilities from the preliminary allocation recorded at August 31, 2017 (Predecessor), that are reflected in the table above. The Company is still in the process of evaluating all major classes of assets acquired and liabilities assumed. As such, the fair values assigned are subject to change as new facts and circumstances emerge that were present at the date of acquisition.
Change of Control - Pushdown Accounting
As previously discussed in Note 1. Organization, on August 31, 2017, in connection with the change of control, the Company elected to apply “pushdown” accounting by applying the guidance in Accounting Standards Codification Topic ("ASC") 805, Business Combinations. In accordance with ASC 805, all identifiable assets and liabilities of the Company were measured at and adjusted to fair value as of August 31, 2017, and similarly goodwill was recognized based on the terms of the transaction and the fair value of the new basis of the net assets of the Company.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate amounts preliminarily recognized in connection with the application of pushdown accounting for each major class of assets and liabilities as of August 31, 2017 are as follows (in thousands):

Equity attributable to Surgery Partners, Inc.	$720,606
Redeemable preferred stock	310,000
Fair value of non-controlling interests	957,027
Aggregate fair value	1,987,633
Net assets:
Cash and cash equivalents	214,206
Accounts receivable	253,147
Inventories	44,310
Prepaid expenses and other current assets	61,438
Property and equipment	380,085
Intangible assets	63,978
Goodwill	3,297,389
Investments in and advances to affiliates	75,113
Restricted invested assets	315
Long-term deferred tax asset	204,831
Other long-term assets	50,666
Accounts payable	(64,921)
Accrued payroll and benefits	(54,437)
Other current liabilities	(97,019)
Current maturities of long-term debt	(49,942)
Long-term debt, less current maturities	(2,142,375)
Long-term tax receivable agreement liability	(78,498)
Other long-term liabilities	(170,653)
Total fair value of net assets	$1,987,633
During the three months ended March 31, 2018 (Successor), information existing at the acquisition date became known to the Company as part of its evaluation of the assets and liabilities existing at August 31, 2017, resulting in a net decrease to goodwill of $2.5 million and corresponding changes to certain classes of assets and liabilities from the preliminary allocation recorded, that are reflected in the table above. The Company is still in the process of evaluating all major classes of assets and liabilities. As such, the fair values assigned are subject to change as new facts and circumstances emerge that were present at August 31, 2017.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Long-Term Debt
A summary of long-term debt follows (in thousands):

	Successor
	March 31, 2018	December 31, 2017

2017 Senior Secured Credit Facilities:
Revolver	$—	$—
Term Loan (1)	1,277,482	1,280,532
Senior Unsecured Notes due 2021 (2)	408,633	409,235
Senior Unsecured Notes due 2025	370,000	370,000
Notes payable and secured loans	94,253	101,921
Capital lease obligations	26,465	27,594
Total debt	2,176,833	2,189,282
Less: Current maturities	54,386	58,726
Total long-term debt	$2,122,447	$2,130,556
(1) Includes unamortized fair value discount of $6.1 million as of March 31, 2018 and $6.2 million as of December 31, 2017. See further discussion below.
(2) Includes unamortized fair value premium of $8.6 million as of March 31, 2018 and $9.2 million as of December 31, 2017. See further discussion below.
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
The Term Loan was fully drawn on August 31, 2017 (Predecessor) and the proceeds thereof were used to finance the consideration paid in the NSH acquisition, to repay amounts outstanding under the Company’s then-existing 2014 First Lien Credit Agreement and 2014 Revolver Loan, amounts outstanding under the existing senior secured credit facilities of NSH, and to pay fees and expenses in connection with the foregoing and related transactions. The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the Credit Agreement, the Company may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver. As of March 31, 2018 (Successor), the Company's availability on the Revolver was $71.9 million (including outstanding letters of credit of $3.1 million).
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
The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayments based on excess cash flow for the applicable fiscal year that will depend on the first lien net leverage ratio as of the last day of the applicable fiscal year, as well as upon the occurrence of certain other events, as described in the Credit Agreement. There were no excess cash flow payments required as of March 31, 2018 (Successor).
With respect to the Revolver, the Company is required to comply with a maximum consolidated total net leverage ratio of 9.50:1.00, which covenant is tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is drawn in an aggregate amount greater than 35% of the total commitments under the Revolver. Such financial maintenance covenant is subject to an equity cure. The Credit Agreement includes customary negative covenants restricting or limiting the ability of the Company and its restricted subsidiaries, to, among other things, sell assets, alter its business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational documents, in each case, subject to customary and other agreed upon exceptions. The Credit Agreement also contains customary affirmative

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

covenants and events of default. As of March 31, 2018 (Successor), the Company was in compliance with the covenants contained in the Credit Agreement.
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
In connection with the application of pushdown accounting, the Company remeasured and recorded the Term Loan at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 input using quoted prices for identical liabilities in inactive markets. As a result, the Company recorded a fair value discount of $6.5 million as of the measurement date, which is reported in the consolidated balance sheets as a direct deduction from the face amount the Term Loan. The Company amortizes the fair value discount to interest expense over the life of the Term Loan.
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
In connection with the application of pushdown accounting, the Company remeasured and recorded the 2021 Unsecured Notes at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 input using quoted prices for identical liabilities in inactive markets. As a result, the Company recorded a fair value premium of $10.0 million as of the measurement date, which is reported in the consolidated balance sheets as a direct addition to the face amount the notes. The Company amortizes the fair value premium to interest expense over the life of the 2021 Unsecured Notes.
Senior Unsecured Notes due 2025
On June 30, 2017 (Predecessor), SP Finco, LLC, a wholly owned subsidiary of Surgery Center Holdings, Inc., issued $370.0 million in gross proceeds of senior unsecured notes due July 1, 2025 (the "2025 Unsecured Notes"). In connection with the closing of the NSH acquisition, Surgery Center Holdings Inc. assumed the obligations of SP Finco, LLC. As of such time, the 2025 Unsecured Notes became guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.’s domestic wholly owned restricted subsidiaries that guarantees Surgery Center Holdings, Inc.’s senior secured credit facilities (subject to certain exceptions). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2018.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Notes Payable and Secured Loans
Certain of the Company’s subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At March 31, 2018 (Successor), the Company was in compliance with its covenants contained in the credit agreements. The Company and its subsidiaries had notes payable to financial institutions of $94.3 million and $101.9 million as of March 31, 2018 (Successor) and December 31, 2017 (Successor), respectively. The Company and its subsidiaries also provide a corporate guarantee of certain indebtedness of the Company’s subsidiaries.
Capital Lease Obligations
The Company is liable to various vendors for several property and equipment leases classified as capital leases. The carrying value of the leased assets was $19.1 million and $16.2 million as of March 31, 2018 (Successor) and December 31, 2017 (Successor), respectively.
5. Redeemable Preferred Stock
On August 31, 2017, the Company issued 310,000 shares of Series A Preferred Stock to Bain at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million. The net proceeds from the Preferred Private Placement (as defined in Note 1. "Organization") were used to finance a portion of the NSH acquisition.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of activity related to the redeemable preferred stock follows (in thousands):

Successor
Balance at December 31, 2017	$330,806
Dividends accrued	7,772
Cash dividends declared	(3,886)
Balance at March 31, 2018	$334,692
Cash dividends declared but unpaid at both March 31, 2018 (Successor) and December 31, 2017 (Successor) was $3.9 million, and were included in other current liabilities in the consolidated balance sheet. The aggregate and per share amounts of unpaid cumulative preferred dividends as of March 31, 2017 (Successor) were $13.0 million and $41.97, respectively.
6. Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with ASC 260, Earnings Per Share, based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. Beginning in the Successor period, in connection with the issuance of the Series A Preferred Stock, the Company began computing basic and diluted earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation method that determines earnings per share for common shares and participating securities according to their participation rights in dividends and undistributed earnings. Refer to Note 5. Redeemable Preferred Stock, for further disclosure of the terms and conditions, including the participation rights, of the Series A Preferred Stock.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
	Successor	Predecessor

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(17,521)	$(2,754)
Less: amounts allocated to participating securities (1)	7,772	—
Net loss attributable to common stockholders	$(25,293)	$(2,754)

Denominator:
Weighted average shares outstanding- basic	48,006,870	48,019,652
Effect of dilutive securities (2)	—	—
Weighted average shares outstanding- diluted	48,006,870	48,019,652

Loss per share:
Basic	$(0.53)	$(0.06)
Diluted (2)	$(0.53)	$(0.06)

Dilutive securities outstanding not included in the computation of (loss) earnings per share as their effect is antidilutive:
Stock options	123,410	851
Restricted shares	58,244	132,485
Convertible preferred stock	—	N/A

(1)
Includes dividends accrued during the three months ended March 31, 2018 (Successor) for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses. There were no participating securities during the Predecessor period.

(2)	The impact of potentially dilutive securities for both periods presented was not considered because the effect would be anti-dilutive in each period.
Share Repurchase Transactions
On December 15, 2017 (Successor), the Board of Directors authorized a share repurchase program of up to $50.0 million of the Company's issued and outstanding common stock from time to time. The timing and size of repurchases will be determined based on market conditions and other factors. The authorization does not obligate the repurchase any shares and the Company may repurchase shares of common stock at any time without prior notice. The share repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice.
During the first quarter of 2018 (Successor), through the date of this report, the Company repurchased 156,818 shares of its common stock stock at an average price of $12.64 per share through market purchases. At March 31, 2018 (Successor), the Company had $46.0 million of repurchase authorization available under the December 2017 authorization.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Laws and Regulations
Laws and regulations governing the Company's business, including those relating to the Medicare and Medicaid programs, are complex and subject to interpretation. These laws and regulations govern every aspect of how the Company's surgical facilities conduct their operations, from licensing requirements to how and whether the Company's facilities may receive payments pursuant to the Medicare and Medicaid programs. Compliance with such laws and regulations can be subject to future government agency review and interpretation as well as legislative changes to such laws. Noncompliance with such laws and regulations may subject the Company to significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs. From time to time, governmental regulatory agencies will conduct inquiries of the Company's practices, including, but not limited to, the Company's compliance with federal and state fraud and abuse laws, billing practices and relationships with physicians. It is the Company's current practice and future intent to cooperate fully with such inquiries. The Company is not aware of any such inquiry that would have a material adverse effect on the Company's business, financial position, results of operations or liquidity. In addition, on October 23, 2017, the Company received a civil investigative demand (“CID”) from the federal government under the False Claims Act (“FCA”) for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. The Company has responded to the CID and will continue to cooperate with the U.S. Attorney’s Office in connection with the FCA investigation.
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
Tax Receivable Agreement
On May 9, 2017, the Company entered into an agreement to amend that certain Income Tax Receivable Agreement, dated September 30, 2015 (as amended, the “TRA”), by and between the Company, and the other parties referred to therein, which amendment became effective on August 31, 2017. Pursuant to the amendment to the TRA, the Company agreed to make payments to H.I.G., the Company's former controlling shareholder, in its capacity as the stockholders representative pursuant to a fixed payment schedule. The amounts payable under the TRA are calculated as the product of (i) an annual base amount and (ii) the maximum corporate federal income tax rate for the applicable year plus three percent. The amounts payable under the TRA are related to the Company’s projected realized tax savings over the next six years and are not dependent on the Company’s actual tax savings over such period. The calculation of amounts payable pursuant to the TRA is thus dependent on the maximum corporate federal income tax rate. To the extent that the Company is unable to make payments under the TRA and such inability is a result of the terms of credit agreements and other debt documents that are materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 500 basis points until paid. If the terms of such credit agreements and other debt documents cause the Company to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid.
Assuming the Company’s effective tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates that the total remaining amounts payable under the TRA was approximately $65.1 million as of both March 31, 2018 (Successor) and December 31, 2017 (Successor). As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

rate. The carrying value of the liability under the TRA, reflecting the discount, was $45.5 million as of March 31, 2018 (Successor) and $44.3 million as of December 31, 2017 (Successor).
Contingent Consideration
As disclosed in the footnotes to the condensed consolidated statements of operations, the Company recognized contingent acquisition compensation expense of $0.5 million and $2.0 million for three months ended March 31, 2018 (Successor) and 2017 (Predecessor), respectively.
In connection with certain acquisitions during 2016, pursuant to the applicable purchase agreements, the Company was required to pay consideration to the prior owners of the applicable facilities should the requirements for continuing employment agreed to in the purchase agreements be met. In accordance with ASC 805, Business Combinations, contingent consideration with a continuing employment provision is recognized ratably over the defined performance period as compensation expense. The Company estimates total contingent acquisition compensation expense of for the year ended December 31, 2018 will be $1.5 million.
8. Segment Reporting
Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or "CODM," in deciding how to allocate resources and in assessing performance.
The Company operates in three major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities, the operation of optical services and the operation of ancillary services. "All other" primarily consists of the Company's corporate general and administrative functions. Prior to the third quarter of 2017, the all other component was disaggregated and presented below the reportable operating segments in the Adjusted EBITDA reconciliation table. The Company has conformed the prior periods to align to the current year presentation. These changes had no effect on the Company’s reportable operating segments, which are presented consistent with prior periods.
Adjusted EBITDA is the primary profit/loss metric reviewed by the CODM in making key business decisions and on allocation of resources. The segment disclosures below provide a reconciliation from Adjusted EBITDA to income before income taxes, its most directly comparable GAAP financial measure, in the reported condensed consolidated financial information.
The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2018	2017
	Successor	Predecessor
Revenues:
Surgical facility services	$394,066	$258,149
Ancillary services	20,344	25,212
Optical services	2,959	2,822
Total revenues	$417,369	$286,183

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	Successor	Predecessor
Adjusted EBITDA:
Surgical facility services	$66,467	$48,241
Ancillary services	1,054	3,782
Optical services	825	776
All other	(21,269)	(12,692)
Total Adjusted EBITDA (1)	47,077	40,107

Net income attributable to non-controlling interests	22,646	17,176
Depreciation and amortization	(15,749)	(11,108)
Interest expense, net	(34,276)	(25,182)
Non-cash stock compensation expense	(1,997)	(634)
Contingent acquisition compensation expense	(503)	(2,033)
Merger transaction, integration and practice acquisition costs (2)	(5,485)	(591)
Reserve adjustments (3)	(4,779)	—
Loss on disposal or impairment of long-lived assets, net	(47)	(1,196)
Income before income taxes	$6,887	$16,539

(1)
The above table reconciles Adjusted EBITDA to income before income taxes as reflected in the unaudited condensed consolidated statements of operations. When the Company uses the term “Adjusted EBITDA,” it is referring to income before income taxes adjusted for (a) net income attributable to non-controlling interests, (b) depreciation and amortization, (c) interest expense, net, (d) non-cash stock compensation expense, (e) contingent acquisition compensation expense, (f) merger transaction, integration and practice acquisition costs (g) reserve adjustments and (h) loss on disposal or impairment of long-lived assets, net. The Company uses Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by the Company’s management to assess operating performance, make business decisions and allocate resources. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that the Company consolidates for financial reporting purposes. The Company believes that it is helpful to investors to present Adjusted EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors the Company's portion of Adjusted EBITDA generated by its surgical facilities and other operations. Adjusted EBITDA is not a measurement of financial performance under GAAP, and should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating the Company's financial performance. The Company believes such adjustments are appropriate, as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. The Company's calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

(2)
This amount includes merger transaction and integration costs of $5.0 million and $0.3 million for the three months ended March 31, 2018 (Successor) and 2017 (Predecessor), respectively, and practice acquisition costs of $0.5 million and $0.3 million for the three months ended March 31, 2018 (Successor) and 2017 (Predecessor), respectively.

(3)	This amount represents adjustments to revenue in connection with applying consistent policies across the combined company as a result of the integration of Surgery Partners and NSH.

	Successor
	March 31, 2018	December 31, 2017
Assets:
Surgical facility services	$4,086,822	$4,072,521
Ancillary services	104,970	104,274
Optical services	50,984	48,309
All other	352,108	397,669
Total assets	$4,594,884	$4,622,773

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	Successor	Predecessor
Cash purchases of property and equipment, net:
Surgical facility services	$7,937	$4,417
Ancillary services	185	1,511
Optical services	18	18
All other	1,843	404
Total cash purchases of property and equipment, net	$9,983	$6,350

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Subsequent Events
On May 1, 2018, the Company purchased an integrated physician practice, including five practice locations and three ASCs, in an existing market for a purchase price of $21.3 million. The Company funded the purchase price with cash flow from operations. As of the date of this filing, the Company has not completed its preliminary estimation of the fair values assigned to the assets acquired and liabilities assumed.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.
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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations, as well as our expectations regarding the benefits of the NSH acquistion, including the projected synergies thereof, the performance of our business and other non-historical statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, the risks and uncertainties described in this report, and set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018 and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
As of March 31, 2018, we owned and operated a national network of surgical facilities, physician practices and a suite of ancillary services in 32 states. Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. Our surgical hospitals provide services, such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Our portfolio of outpatient surgical facilities is complemented by our suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. As a result, we believe we are well positioned to benefit from rising consumerism and payors’ and patients’ focus on the delivery of high quality care and superior clinical outcomes in the lowest cost and care setting.
As of March 31, 2018, we owned or operated, primarily in partnership with physicians, a portfolio of 125 surgical facilities comprised of 107 ASCs and 18 surgical hospitals across 32 states. We owned a majority interest in 85 of the surgical facilities and consolidated 108 of these facilities for financial reporting purposes. During the three months ended March 31, 2018, approximately 125,000 surgical procedures were performed in our surgical facilities, generating approximately $394.1 million in revenue.
On August 31, 2017, (i) we completed the sale and issuance of 310,000 shares of our 10.00% Series A Convertible Perpetual Participating Preferred Stock (the “Series A Preferred Stock”) to BCPE Seminole Holdings LP (“Bain”), a fund advised by an affiliate of Bain Capital Private Equity, at a purchase price of $1,000 per share in cash (the “Preferred Private Placement”), and (ii) Bain completed its purchase of 26,455,651 shares (the “Purchased Shares”) of our common stock from H.I.G. Surgery Centers, LLC (“H.I.G.”) at a purchase price of $19.00 per share in cash (the “Private Sale”). As a result of the Preferred Private Placement and the Private Sale, Bain became our controlling stockholder, holding Series A Preferred Stock and Common Stock that collectively represent approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017, and H.I.G. and its affiliated investment funds no longer own any capital stock of the Company. The Preferred Private Placement and the Private Sale are referred to collectively in this Quarterly report on Form 10-Q as the “Transactions.”
The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the Transactions (as defined above). Accordingly, the discussion and analysis of historical periods do not reflect the significant impact the

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Transactions had. As discussed in the notes to the condensed consolidated financial statements included in this report, in connection with the change of control effected by the Private Sale, we elected to apply “pushdown” accounting. You should read the following discussion together with our historical financial statements and related notes included elsewhere herein.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the three months ended March 31, 2018, we completed acquisitions of one surgical facility in a new market, a surgical facility in an existing market, which was merged into an existing facility, and a physician practice for an aggregate investment of $25.5 million.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Patient service revenues:
Surgical facilities revenues	93.5%	89.6%
Ancillary services revenues	4.9%	8.8%
	98.4%	98.4%
Other service revenues:
Optical services revenues	0.7%	1.0%
Other	0.9%	0.6%
	1.6%	1.6%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended March 31,
	2018	2017

Private insurance payors	53.5%	49.4%
Government payors	38.8%	41.5%
Self-pay payors	3.1%	2.2%
Other payors (1)	4.6%	6.9%
Total	100.0%	100.0%
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2018	2017

Gastrointestinal	21.1%	23.0%
General surgery	3.1%	2.3%
Ophthalmology	25.8%	28.4%
Orthopedic and pain management	37.6%	33.8%
Other	12.4%	12.5%
Total	100.0%	100.0%
Case Growth
Same-facility Information
Same-facility revenues include revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior period) along with the revenues from our ancillary services comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services and specialty pharmacy services that complement our surgical facilities in our existing markets. The below table reflects the pro forma effect of the NSH acquisition for the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017

Cases	$135,904	$141,758
Case growth	(4.1)%	N/A
Revenue per case	$3,318	$3,196
Revenue per case growth	3.8%	N/A
Number of facilities	115	N/A
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
"All other" primarily consists of the Company's corporate general and administrative functions. Prior to the third quarter of 2017, the all other component was disaggregated and presented below the reportable operating segments in the Adjusted EBITDA table. The Company has

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

conformed the prior periods to align to the current year presentation. These changes had no effect on the Company’s reportable operating segments, which are presented consistent with prior periods.
The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Surgical facility services	$394,066	$258,149
Ancillary services	20,344	25,212
Optical services	2,959	2,822
Total revenues	$417,369	$286,183

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA:
Surgical facility services	$66,467	$48,241
Ancillary services	1,054	3,782
Optical services	825	776
All other	(21,269)	(12,692)
Total adjusted EBITDA (1)	$47,077	$40,107

(1)	For a reconciliation of Adjusted EBITDA to income before income taxes as reflected in the unaudited condensed consolidated statements of operations see "--Certain Non-GAAP Metrics" below.

	March 31, 2018	December 31, 2017
Assets:
Surgical facility services	$4,086,822	$4,072,521
Ancillary services	104,970	104,274
Optical services	50,984	48,309
All other	352,108	397,669
Total assets	$4,594,884	$4,622,773

	Three Months Ended March 31,
	2018	2017
Cash purchases of property and equipment, net:
Surgical facility services	$7,937	$4,417
Ancillary services	185	1,511
Optical services	18	18
All other	1,843	404
Total cash purchases of property and equipment, net	$9,983	$6,350
Critical Accounting Policies
Our significant accounting policies and practices are described in Note 2 of our condensed consolidated financial statements included elsewhere in this report. In preparing our condensed consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"), our management must make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates. Our actual results could differ from those estimates. We believe that the following critical

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used. This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment regarding accounting policy.
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
As of March 31, 2018 we held less than a majority economic interest in five surgical facilities, three anesthesia practices and three physician practices over which we exercise controlling influence. Controlling influence includes financial interests, duties, rights and responsibilities for the day-to-day management of the entity. We also consider the relevant sections of the Accounting Standard Codification ("ASC") 810, Consolidation, to determine if we have the power to direct the activities and are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. As we were the primary beneficiary, we consolidated the above 11 entities at March 31, 2018.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued a new standard related to revenue recognition. We adopted the new standard effective January 1, 2018, using the modified retrospective method. The majority of the “Provision for doubtful accounts” will continue to be recognized as an operating expense rather than as a direct reduction to revenues, given our practice of assessing a patient’s ability to pay prior to or on the date of providing healthcare services. After initial recognition, our accounts receivable are subject to impairment assessments periodically based on changes in credit risks using historical trends of cash collections, write-offs, accounts receivable agings and other factors.
Our revenues generally relate to contracts with patients in which the performance obligations are to provide healthcare services. We recognize revenues in the period in which our obligations to provide health care services are satisfied and reports the amount that reflects the consideration we expect to be entitled to. Our performance obligations are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans, employers and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans, employers and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services provided to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. We continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
 Patient service revenues include revenues related to charging facility fees in exchange for providing patient care. The fee charged for healthcare procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. However, in several surgical facilities, we charge for anesthesia services. Ancillary service revenues include fees for patient visits to our physician practices, pharmacy services and diagnostic tests ordered by physicians.
Patient service revenues are recognized as performance obligations are satisfied. Performance obligations are based on the nature of services provided. As we primarily perform outpatient procedures, performance obligations are generally satisfied same day and revenue is recognized on the date of service.
We determine the transaction price based on gross charges for services provided, net of estimated contractual adjustments, discounts from third-party payors, including Medicare and Medicaid. We estimate our contractual adjustments and discounts based on contractual agreements, our discount policies and historical experience. Changes in estimated contractual adjustments and discounts are recorded in the period of change.
Optical service revenues consist of product sales from our optical laboratories as well as handling charges billed to the members of the our optical products purchasing organization. Our optical products purchasing organization negotiates volume buying discounts with optical products manufacturers. The buying discounts and any handling charges billed to the members of the buying group represent the revenue

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

recognized for financial reporting purposes. We satisfies the performance obligation and recognizes revenue when the orders are shipped to members. We base our estimates for sales returns and discounts on historical experience and has not experienced significant fluctuations between estimated and actual return activity and discounts given. Our optical laboratories manufacture and distribute corrective lenses and eyeglasses to ophthalmologists and optometrists. We satisfy the performance obligation and recognize revenue when the product is shipped, net of allowance for discounts.
Other revenues include management and administrative service fees derived from the non-consolidated facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest, and management services provided to physician practices for which we are not required to provide capital or additional assets. These agreements typically require us to provide recurring management services over a multi-year period which are billed and collected on a monthly basis. The fees derived from these management arrangements are based on a predetermined percentage of the revenues of each facility or practice and are recognized in the period in which management services are rendered and billed.
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
We estimate our allowances for doubtful accounts using similar information and analysis. While we believe that our allowances for contractual adjustments and doubtful accounts are adequate, if the actual write-offs are significantly different from our estimates, it could have a material adverse effect on our financial condition and results of operations. Because in most cases we have the ability to verify a patient’s insurance coverage before services are rendered, and because we have entered into contracts with third-party payors which account for a majority of our total revenues, the out-of-period contractual adjustments have been minimal. Our net accounts receivable reflected allowances for doubtful accounts of $2.1 million and $2.0 million at March 31, 2018 and December 31, 2017, respectively.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 59 days for the three months ended March 31, 2018 and 61 days for the year ended December 31, 2017.
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
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay payors as a percentage of total revenues were approximately 3.1% and 2.1% for the three months ended March 31, 2018 and 2017, respectively.
Income Taxes and Tax Receivable Agreement
We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If a net operating loss ("NOL") or Section 163(j) interest ("163(j)") carryforward exists, we make a determination as to whether that NOL or 163(j) carryforward will be utilized in the future. A valuation allowance will be established for certain NOL carryforwards and other deferred tax assets where their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets is based upon estimates and assumptions related to our ability to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of March 31, 2018, we maintained a valuation allowance against the 163(j) carryforward, certain state NOLs and capital losses for which we believe it is more likely than not that they will not be realized. On a quarterly basis, we continue to monitor results. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
For the three months ended March 31, 2018, we recorded income tax expense at a rate of approximately 25.6% of income before income taxes.
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
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, allows for 100% expensing of certain capital expenditures, and limits interest expense deductions beginning in 2018. As of March 31, 2018, we have not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on existing accounting under ASC 740, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, estimates may also be affected as we gain a more thorough understanding of the tax law.
For the quarter ended March 31, 2018, we have estimated the impact of the new IRC Section 163(j) limitations on the deductibility of interest expense. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount of the estimated disallowed interest expense for the quarter was $24.9 million, for which the Company has recorded a valuation allowance of $2.9 million on a tax-effected basis against the deferred tax asset. The tax effect of the valuation allowance is included as a component of income tax expense from operations. No adjustments have been made to the provisional amounts recorded at December 31, 2017.
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
Assuming our effective tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, we estimate the total remaining amounts payable under the TRA was approximately $65.1 million as of both March 31, 2018 (Successor) and December 31, 2017 (Successor). As a result of the amendment to the TRA, we were required to value the liability under the TRA by discounting the fixed payment schedule using our incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $45.5 million as of March 31, 2018 (Successor) and $44.3 million as of December 31, 2017 (Successor).
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. We perform an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of the long-lived asset is not expected to be recovered, the carrying value is reduced to estimated fair value. The cash flow

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. No impairment losses on long-lived assets were recognized during the three months ended March 31, 2018.
We test goodwill and indefinite-lived intangible assets for impairment at least annually, as of October 1, or more frequently if certain indicators arise. We test for goodwill impairment at the reporting unit level, which is defined as one level below an operating segment. We have identified five reporting units, which include the following: 1) Surgical Facilities 2) Ancillary Services, 3) Midwest Labs, 4) The Alliance and 5) Family Vision Care. We compare the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the estimated fair value, an impairment indicator exists and an estimate of the possible impairment loss is calculated. The fair value of the reporting units are estimated using a discounted cash flows approach and are corroborated using a market-based approach. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. The Company performed its most recent annual impairment test as of October 1, 2017 (Successor) and did not incur an impairment loss.
Off-Balance Sheet Arrangements
From time to time, we guarantee our pro-rata share of the third-party debts and other obligations of many of the non-consolidated partnerships and limited liability companies in which we own an interest. In most instances of these guarantees, the physicians and/or physician groups have also guaranteed their pro-rata share of the indebtedness to secure the financing. At March 31, 2018, we did not guarantee any debt of our non-consolidated surgical facilities.
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
We apply the Black-Scholes-Merton method of valuation in determining share-based compensation expense for option awards. Application of this method includes assumptions such as expected stock price volatility, risk-free interest rate, expected dividends, and expected term. The fair values of time-based restricted stock units are based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. The fair values of performance-based restricted stock units are determined based on a combination, where applicable, of the closing price of our common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at its Monte-Carlo simulation value for units subject to market conditions. For these restricted stock units, the number of shares payable at the end of the vesting periods is based on the Company’s actual performance and/or market conditions results as compared to the targets.
Our policy is to recognize compensation expense using the straight line method over the relevant vesting period for units that vest based on time. We recognize compensation expense for the portion of performance-based restricted stock units subject to market conditions even if the condition is never satisfied. However, if the performance conditions are not met for the portion of the performance-based restricted stock units subject to such performance conditions, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed. Forfeitures are recognized as incurred. Our equity-based compensation expense can vary in the future depending on many factors, including levels of forfeitures and whether performance targets are met and whether a liquidity event occurs.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
The following tables summarize certain results from the statements of operations for the three months ended March 31, 2018 and 2017. The tables also show the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$417,369	100.0%	$286,183	100.0%
Operating expenses:
Cost of revenues	327,312	78.4%	211,948	74.1%
General and administrative expenses (1)	24,152	5.8%	15,541	5.4%
Depreciation and amortization	15,749	3.8%	11,108	3.9%
Provision for doubtful accounts	6,037	1.4%	5,675	2.0%
Income from equity investments	(1,862)	(0.4)%	(1,200)	(0.4)%
Loss on disposal or impairment of long-lived assets, net	47	—%	1,196	0.4%
Merger transaction and integration costs	5,033	1.2%	337	0.1%
Other income	(262)	(0.1)%	(143)	—%
Total operating expenses	376,206	90.1%	244,462	85.4%
Operating income	41,163	9.9%	41,721	14.6%
Interest expense, net	(34,276)	(8.2)%	(25,182)	(8.8)%
Income before income taxes	6,887	1.7%	16,539	5.8%
Income tax expense	1,762	0.4%	2,117	0.7%
Net income	5,125	1.2%	14,422	5.0%
Less: Net income attributable to non-controlling interests	(22,646)	(5.4)%	(17,176)	(6.0)%
Net loss attributable to Surgery Partners, Inc.	$(17,521)	(4.2)%	$(2,754)	(1.0)%
(1) Includes contingent acquisition compensation expense of $0.5 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Overview. During the three months ended March 31, 2018, our revenues increased 45.8% to $417.4 million compared to $286.2 million for the three months ended March 31, 2017. Revenue growth for the period was primarily attributable to the acquisition of NSH (closed on August 31, 2017). We incurred a net loss attributable to Surgery Partners, Inc. of $17.5 million for the 2018 period, compared to $2.8 million for the 2017 period.
Revenues. Revenues for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Dollar Variance	Percent Variance

Patient service revenues	$410,746	$281,646	$129,100	45.8%
Optical service revenues	2,960	2,821	139	4.9%
Other service revenues	3,663	1,716	1,947	113.5%
Total revenues	$417,369	$286,183	$131,186	45.8%
Patient service revenues increased 45.8% to $410.7 million for the three months ended March 31, 2018 compared to $281.6 million for the three months ended March 31, 2017. The increase in patient service revenues was primarily attributable to the acquisition of NSH, which contributed $139.8 million, during the 2018 period. Excluding the impact of NSH, our patient service revenues decreased $10.7 million or 3.8%, primarily due to a decline in our ancillary service business and adjustments to revenue in connection with applying consistent revenue policies across the combined company.
Cost of Revenues. Cost of revenues increased to $327.3 million for the three months ended March 31, 2018 compared to $211.9 million for the three months ended March 31, 2017. The increase includes $112.4 million in the 2018 period related to the acquisition of NSH. Excluding

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the impact of NSH, cost of revenues increased $3.0 million primarily due to an increase in supply costs due to a higher acuity case mix. As a percentage of revenues, cost of revenues were 78.4% for the 2018 period and 74.1% for the 2017 period.
General and Administrative Expenses. General and administrative expenses were $24.2 million for the three months ended March 31, 2018 compared to $15.5 million for the three months ended March 31, 2017. The increase includes $3.4 million in the 2018 period related to the acquisition of NSH. Excluding the impact of NSH, general and administrative expenses increased $5.3 million. The increase was primarily due to an increase in stock compensation expense of $2.0 million and increased legal and professional fees. As a percentage of revenues, general and administrative expenses were 5.8% for the 2018 period compared to 5.4% for the 2017 period.
Depreciation and Amortization. Depreciation and amortization increased to $15.7 million for the three months ended March 31, 2018 compared to $11.1 million for the three months ended March 31, 2017. The increase includes $6.0 million attributable to the acquisition of NSH. Excluding the impact of NSH, depreciation and amortization decreased $1.4 million, primarily due to the remeasurement of assets at fair value in connection with the application of pushdown accounting. As a percentage of revenues, depreciation and amortization expenses were 3.8% for the 2018 period and 3.9% for the 2017 period.
Provision for Doubtful Accounts. The provision for doubtful accounts was $6.0 million for the three months ended March 31, 2018 compared to $5.7 million for the three months ended March 31, 2017. The increase includes $3.6 million attributable to the acquisition of NSH. Excluding the impact of NSH, the provision for doubtful accounts decreased $3.3 million as a result of favorable collection efforts. As a percentage of revenues, the provision for doubtful accounts was 1.4% for the 2018 period and 2.0% for the 2017 period.
Income from Equity Investments. The income from equity investments was $1.9 million for the three months ended March 31, 2018 and $1.2 million for the three months ended March 31, 2017. The increase of $0.7 million is attributable to the acquisition of NSH which added four equity method investment entities to our structure. Excluding the impact of NSH, income from equity investments was consistent in both periods.
Loss on Disposal or Impairment of Long-Lived Assets, Net. The net loss on disposal of long-lived assets was minimal for the three months ended March 31, 2018 compared to $1.2 million for the three months ended March 31, 2017.
Merger Transaction and Integration Costs. We incurred $5.0 million of merger transaction and integration costs for the three months ended March 31, 2018 compared to $0.3 million for the three months ended March 31, 2017. The increase is primarily relates to consulting and professional fees incurred in the integration of the NSH acquisition.
Operating Income. Our operating income margin for the three months ended March 31, 2018 was 9.9% compared to 14.6% during the three months ended March 31, 2017. During the three months ended March 31, 2018, we recorded $5.0 million of merger transaction and integration costs and contingent acquisition compensation expense of $0.5 million. Excluding the impact of these items, our operating income margin was 11.2% for the three months ended March 31, 2018.
During the three months ended March 31, 2017, we recorded merger transaction and integration costs related to acquisitions of $0.3 million, contingent acquisition compensation expense of $2.0 million and a loss on disposal of long-lived assets of $1.2 million. Excluding the impact of these items, our operating income margin was 15.8% for the three months ended March 31, 2017.
Interest Expense, Net. Interest expense, net, was $34.3 million for the three months ended March 31, 2018 compared to $25.2 million for the three months ended March 31, 2017. As a percentage of revenues, interest expense, net was 8.2% for the 2018 period compared to 8.8% for the 2017 period. The increase primarily relates to the issuance of our $370 million Senior Unsecured Notes on June 30, 2017 due 2025 and the refinancing of our Senior Secured Credit Facility as of August 31, 2017.
Income Tax Expense.  The income tax expense was $1.8 million for the three months ended March 31, 2018 compared to $2.1 million for the three months ended March 31, 2017. The effective tax rate was 25.6% for the three months ended March 31, 2018 compared to 12.8% for the three months ended March 31, 2017. The change in effective tax rate was primarily attributable to the tax effect of the valuation allowance recorded against the 163(j) carryforward. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $22.6 million for the three months ended March 31, 2018 compared to $17.2 million for the three months ended March 31, 2017. The increase includes $9.5 million attributable to the acquisition of NSH. Excluding the impact of NSH, net income attributable to non-controlling interests decreased $4.1 million, primarily due to a decrease in operating income. As a percentage of revenues, net income attributable to non-controlling interests was 5.4% in the 2018 period and 6.0% for the 2017 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the three months ended March 31, 2018, our cash flow provided by operating activities was $30.1 million compared to $34.9 million in the three months ended March 31, 2017. The decrease period over period is primarily related to interest payments of $12.5 million on our 2025 Unsecured Notes (used to fund the NSH acquisition) that was not incurred in the prior period. Further, the Company spent $5.0 million in the current period on merger

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

and integration efforts around the NSH acquisition. Excluding these items, cash flow from operations was $47.6 million, representing an increase of $12.7 million. This increase over prior period was driven by the inclusion of NSH in the current period and favorable collection efforts on our patient accounts receivable. At March 31, 2018, we had working capital of $204.8 million compared to $260.2 million at December 31, 2017.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2018 was $36.4 million, which included $10.0 million related to purchases of property and equipment. Additionally, we purchased two surgical facilities and a physician practice for an aggregate purchase price of approximately $25.6 million (net of cash acquired).
Net cash used in investing activities during the three months ended March 31, 2017 was $6.6 million, which included $6.4 million related to purchases of property and equipment. Additionally, we purchased one surgical facility that was merged with an existing facility for an aggregate purchase price of $0.3 million.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2018 was $55.7 million. During this period, we made distributions to non-controlling interest holders of $30.9 million and paid cash related to ownership transactions with consolidated affiliates of $0.8 million. Further, we made repayments on our long-term debt of $16.3 million offset by borrowings of $0.4 million. In addition, we made preferred dividend payments of $3.9 million and repurchased $2.0 million of our common stock pursuant to our $50 million repurchase program announced on December 15, 2017.
Net cash used in financing activities during the three months ended March 31, 2017 was $42.0 million. During this period, we made distributions to non-controlling interest holders of $19.3 million and received cash related to ownership transactions with consolidated affiliates of $0.2 million. Further, we made repayments on our long-term debt of $45.5 million partially offset by borrowings of $23.6 million. Our repayments and borrowings include a $22.0 million draw down and subsequent repayment of $38.0 million on our 2014 Revolver Loan during the period.
Long-Term Debt
A summary of long-term debt follows (in thousands):

	March 31, 2018	December 31, 2017

2017 Senior Secured Credit Facilities:
Revolver	$—	$—
Term Loan (1)	1,277,482	1,280,532
Senior Unsecured Notes due 2021 (2)	408,633	409,235
Senior Unsecured Notes due 2025	370,000	370,000
Notes payable and secured loans	94,253	101,921
Capital lease obligations	26,465	27,594
Total debt	2,176,833	2,189,282
Less: Current maturities	54,386	58,726
Total long-term debt	$2,122,447	$2,130,556
(1) Includes unamortized fair value discount of $6.1 million as of March 31, 2018 and $6.2 million as of December 31, 2017. See further discussion below.
(2) Includes unamortized fair value premium of $8.6 million as of March 31, 2018 and $9.2 million as of December 31, 2017. See further discussion below.
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
The Term Loan was fully drawn on August 31, 2017 and the proceeds thereof were used to finance the consideration paid in the NSH acquisition, to repay amounts outstanding under our then-existing 2014 First Lien Credit Agreement and 2014 Revolver Loan, amounts outstanding under the existing senior secured credit facilities of NSH and to pay fees and expenses in connection with the foregoing and related transactions. The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the Credit Agreement, we may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver. As of March 31, 2018, our availability on the Revolver was $71.9 million (including outstanding letters of credit of $3.1 million).

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
The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayments based on excess cash flow for the applicable fiscal year that will depend on the first lien net leverage ratio as of the last day of the applicable fiscal year, as well as upon the occurrence of certain other events, as described in the Credit Agreement. There were no excess cash flow payments required as of March 31, 2018.
With respect to the Revolver, we are required to comply with a maximum consolidated total net leverage ratio of 9.50:1.00, which covenant is tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is drawn in an aggregate amount greater than 35% of the total commitments under the Revolver. Such financial maintenance covenant is subject to an equity cure. The Credit Agreement includes customary negative covenants restricting or limiting the ability of the Company and our restricted subsidiaries, to, among other things, sell assets, alter our business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational documents, in each case, subject to customary and other agreed upon exceptions. The Credit Agreement also contains customary affirmative covenants and events of default. As of March 31, 2018, we were in compliance with the covenants contained in the Credit Agreement.
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
In connection with the application of pushdown accounting, we remeasured and recorded the Term Loan at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 input using quoted prices for identical liabilities in inactive markets. As a result, we recorded a fair value discount of $6.5 million as of the measurement date, which is reported in the consolidated balance sheets as a direct deduction from the face amount the Term Loan. We amortize the fair value discount to interest expense over the life of the Term Loan.
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
In connection with the application of pushdown accounting, we remeasured and recorded the 2021 Unsecured Notes at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 input using quoted prices for identical liabilities in inactive markets. As a result, we recorded a fair value premium of $10.0 million as of the measurement date, which is reported in the consolidated balance sheets as a direct addition to the face amount the notes. We amortize the fair value premium to interest expense over the life of the 2021 Unsecured Notes.
Senior Unsecured Notes due 2025
On June 30, 2017, SP Finco, LLC, our wholly owned indirect subsidiary, issued $370.0 million in gross proceeds of senior unsecured notes due July 1, 2025 (the "2025 Unsecured Notes"). In connection with the closing of the NSH acquisition, Surgery Center Holdings Inc. assumed the obligations of SP Finco, LLC. As of such time, the 2025 Unsecured Notes became guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.’s domestic wholly owned restricted subsidiaries that guarantees Surgery Center Holdings, Inc.’s senior secured credit facilities (subject to certain exceptions). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2018.
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
Notes Payable and Secured Loans
Certain of our subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At March 31, 2018, we were in compliance with the covenants contained in the credit agreements. We and our subsidiaries had notes payable to financial institutions of $94.3 million and $101.9 million as of March 31, 2018 and December 31, 2017, respectively. We and our subsidiaries also provide a corporate guarantee of certain indebtedness of our subsidiaries.
Capital Lease Obligations
We are liable to various vendors for several property and equipment leases classified as capital leases. The carrying value of the leased assets was $19.1 million and $16.2 million as of March 31, 2018 and December 31, 2017, respectively.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary
Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under the Revolver, will be adequate to meet our short-term (12 months or less) liquidity needs.
Certain Non-GAAP Metrics
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
When we use the term "Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for non-cash stock compensation expense, contingent acquisition compensation expense, merger transaction, integration and practice acquisition costs and reserve adjustments. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources.
The following table reconciles EBITDA and Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in thousands and unaudited):

	Three Months Ended March 31,
	2018	2017
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$6,887	$16,539
(Minus):
Net income attributable to non-controlling interests	22,646	17,176
Plus:
Interest expense, net	34,276	25,182
Depreciation and amortization	15,749	11,108
EBITDA	34,266	35,653
Plus:
Non-cash stock compensation expense	1,997	634
Merger transaction, integration and practice acquisition costs (1)	5,485	591
Reserve adjustments (2)	4,779	—
Loss on disposal or impairment of long-lived assets, net	47	1,196
Contingent acquisition compensation expense	503	2,033
Adjusted EBITDA	$47,077	$40,107
(1) This amount includes merger transaction and integration costs of $5.0 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, and practice acquisition costs of $0.5 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.
(2) This amount represents adjustments to revenue in connection with applying consistent policies across the combined company as a result of the integration of Surgery Partners and NSH.
We use Credit Agreement EBITDA as a measure of liquidity and to determine our compliance under certain covenants pursuant to our credit facilities. Credit Agreement EBITDA is determined on a trailing twelve month basis. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Credit Agreement EBITDA is not a measurement of liquidity under GAAP, and should not be considered in isolation or as a substitute for any other measure calculated in accordance with generally accepted accounting principles. The items excluded from Credit Agreement EBITDA are significant

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

components in understanding and evaluating our liquidity. Our calculation of Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies.
When we use the term “Credit Agreement EBITDA,” we are referring to Adjusted EBITDA, as defined above, further adjusted for other items related to our historical financial performance during the trailing twelve month period, including gain on litigation settlement, gain on acquisition escrow release, gain on amendment to tax receivable agreement, tax receivable agreement benefit, loss on debt refinancing, and the estimated impact of the hurricanes and one-time adjustment to revenue that occurred in the third quarter of 2017. Also included are adjustments for acquisitions and non-cash expenses. These adjustments do not relate to our historical financial performance and instead relate to estimates compiled by our management and calculated in conformance with the definition of “Consolidated EBITDA” used in the credit agreements governing our credit facilities.
The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in thousands and unaudited):

Twelve Months Ended March 31, 2018

Cash flows from operating activities	$116,129
Adjustments to reconcile cash flows from operating activities to income before income taxes:
Depreciation and amortization	(56,569)
Other non-cash amortization	(2,202)
Equity-based compensation	(6,947)
Loss on disposal or impairment of long-lived assets, net	(571)
Loss on debt refinancing	(18,211)
Gain on amendment to tax receivable agreement	16,392
Gain on legal settlement	8,740
Tax receivable agreement expense	25,329
Deferred income taxes	(51,874)
Provision for doubtful accounts	(29,114)
Income from equity investments, net of distributions received	(1,628)
Changes in operating assets and liabilities, net of acquisitions and divestitures	19,965
Income tax expense	53,195
Income before income taxes	72,634
(Minus):
Net income attributable to non-controlling interests	87,191
Plus (minus):
Interest expense, net	126,763
Depreciation and amortization	56,569
Non-cash stock compensation expense	6,947
Merger transaction, integration and practice acquisition costs	21,901
Loss on disposal of investments and long-lived assets, net	571
Contingent acquisition compensation expense	5,509
Gain on litigation settlement	(12,534)
Gain on acquisition escrow release	(1,167)
Gain on amendment to tax receivable agreement	(16,392)
Tax receivable agreement benefit	(25,329)
Loss on debt refinancing	18,211
Reserve adjustments	4,779
Hurricane estimated impact	5,000
Reserve impact	14,868
Acquisitions (1)	75,651
Non-cash expenses	2,167
Credit Agreement EBITDA	$268,957

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(1)
Represents impact of acquired anesthesia entities, physician practices and surgical facilities as if each acquisition had occurred on April 1, 2017 including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with the NSH acquisition. Further, this includes revenue synergies from other business initiatives as defined in the Credit Agreement.

Inflation
Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.
Recent Accounting Pronouncements
Please refer to Note 2 to our condensed consolidated financial statements included elsewhere in this report for a discussion of the impact of the adoption of recently issued accounting standards and accounting standards not yet adopted.
Sources of Revenue and Recent Regulatory Developments
General
The healthcare industry is highly regulated, and we cannot provide any assurance that the regulatory environment in which we operate will not significantly change in the future or that we will be able to successfully address any such changes.
Every state imposes licensing requirements on individual physicians and healthcare facilities. In addition, federal and state laws regulate health maintenance organizations ("HMOs") and other managed care organizations. Many states require regulatory approval, including licensure and accreditation, and in some cases, certificates of need, before establishing certain types of healthcare facilities, including surgical hospitals and ASCs, offering certain services, including the services we offer, or making expenditures in excess of certain amounts for healthcare equipment, facilities or programs. Our ability to operate profitably will depend in part upon our surgical facilities obtaining and maintaining all necessary licenses, accreditation, certificates of need and other approvals and operating in compliance with applicable healthcare regulations. Failure to do so could have a material adverse effect on our business.
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
Certificates of Need and Licensure
Capital expenditures for the construction of new healthcare facilities, the addition of beds or new healthcare services or the acquisition of existing healthcare facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In these states, approvals, generally known as certificates of need, are required for capital expenditures exceeding certain preset monetary thresholds for the development, acquisition and/or expansion of certain facilities or services, including surgical facilities. Failure to comply with CON requirements could result in fines and/or penalties, including loss of licensure. We have a concentration of surgical facilities in certificate of need states as we believe the regulations present a competitive advantage to existing operators.
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
Healthcare Reform
The Affordable Care Act has been subject to a number of challenges to its constitutionality. On June 28, 2012, the United States Supreme Court struck down as unconstitutional the provision that would have allowed the federal government to revoke all federal Medicaid funding to any state that did not expand its Medicaid program. As a result, many states have refused to extend Medicaid eligibility to more individuals as envisioned by the law.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Additionally, until Congress explicitly appropriates funding, President Trump ordered the Centers for Medicare and Medicaid Services (“CMS") to stop making payments to insurers that were designed to offset the cost of reductions in out-of-pocket expenses (deductibles and coinsurance) that insurers are required to provide to certain enrollees whose incomes are below certain specified levels. It is uncertain whether and when Congress will enact legislation appropriating such funds, and it is therefore uncertain whether these payments will be reinstated in the future. This uncertainty has reduced the number of health plans participating in the Exchanges and has reduced the total number of individuals covered through the Exchanges.
Initiatives to repeal the Affordable Care Act, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent and have increased as a result of the 2016 election. The ultimate outcomes of legislative attempts to repeal or amend the Affordable Care Act and legal challenges to the Affordable Care Act are unknown. As of April 15, 2018, there have been numerous pieces of legislation introduced in Congress for the repeal and replacement of the Affordable Care Act. Republicans and President Trump repealed the individual mandate as part of their tax reform legislation, but did not pass the broader repeal legislation that was being considered throughout 2017. The repeal of the individual mandate will provide relief to individuals who forgo insurance coverage, but it is also predicted to cause premiums to increase in the insurance exchanges as healthier individuals choose to not purchase coverage. Republicans have continued to call for a substantial reduction in federal spending over the next ten years primarily related to the termination of federal funding for the expanded eligibility for Medicaid coverage. Such legislation may have significant impact on the reimbursement for healthcare services generally, and may cause more individuals to become uninsured, rendering them unable to afford healthcare services offered by the Company. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on the Company.
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
Quality Improvement
The Medicare program presently requires hospitals and ASCs to report performance data on a variety of quality metrics. Facilities that fail to report are penalized with reduced Medicare payments. Additionally, payments to hospitals are adjusted based on the hospital’s performance on these quality measures. A substantial portion of hospital payment is at risk depending on its individual performance relative to benchmarks and other hospitals’ performance. There is a substantial risk that our Medicare payments could be reduced if our hospitals fail to perform adequately on these measures. Additionally, there is a risk that Medicare payments could be reduced if our facilities-hospitals and ASCs-fail to adequately report data as required by CMS. ASC payments are not yet adjusted based on performance against quality measures, but there is a substantial risk that Congress may soon link ASC Medicare payments to actual performance, in addition to the reporting requirements.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

If public performance data becomes a primary factor in determining where patients choose to receive care, and if competing hospitals and ASCs have better results than our facilities on those measures, we would expect that our patient volumes could decline.
Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the Department of Health and Human Services (“HHS”). Among other things, these regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care. In addition, our facilities must maintain compliance with all applicable state and local laws and regulations. As of March 31, 2018, seven of our hospitals, which do not have an emergency room, have in place a protocol for the transfer of patients requiring emergency treatment that could be interpreted as inconsistent with a 2007 CMS survey and certification memorandum which clarified the expectation that even hospitals without emergency rooms are to appraise medical emergencies and provide initial treatment before facilitating a referral or transfer as appropriate. Such protocols could lead to an increased risk of a finding of noncompliance with CMS conditions of participation upon survey.
Our surgical facilities must also satisfy the CMS conditions for coverage to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
The Affordable Care Act and its implementing regulations require a hospital to provide written disclosure of physician ownership interests to the hospital’s patients and on the hospital’s website and in any advertising, along with annual reports to the government detailing such interests. Additionally, hospitals that do not have 24/7 physician coverage are required to inform patients of this fact and receive signed acknowledgment from the patients of the disclosure. A hospital’s provider agreement may be terminated if it fails to provide the required notices (if the hospital failed to resolve the deficiencies as part of the survey process). In 2010, CMS issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Law to CMS and to attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. The disclosure requirements set forth in the Affordable Care Act and the self-referral disclosure protocol reflect a move towards increasing government scrutiny of the financial relationships between hospitals and referring physicians and increasing disclosure of potential violations of the Stark Law to the government by hospitals and other healthcare providers. We intend for all of our facilities to meet their disclosure obligations.
Survey and Accreditation
Hospitals and healthcare facilities are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals and surgical facilities currently are licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. Renewal and continuation of certain of these licenses, certifications and accreditations are based on inspections or other reviews generally conducted in the normal course of business of healthcare facilities. Loss of, or limitations imposed on, licenses or accreditations could reduce a facility’s utilization or revenue, or its ability to operate all or a portion of its facilities.
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
Federal Anti-Kickback Statute and Medicare Fraud and Abuse Laws
The Social Security Act includes provisions addressing false statements, illegal remuneration and other instances of fraud and abuse in federal health care programs. These provisions include the statute commonly known as the federal Anti-Kickback statute (the “Anti-Kickback Statute”). The Anti-Kickback Statute prohibits providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for, or ordering or arranging for, or recommending the order of, any item or service covered by a federal healthcare program, including, but not limited to, the Medicare and Medicaid programs. Violations of the Anti-Kickback Statute are criminal offenses punishable by imprisonment and fines of up to $100,000 for each violation. Civil violations are punishable by fines of up to $100,000 (which are subject to annual increases for inflation) for each violation, as well as damages of up to three times the total amount of remuneration received from the government for healthcare claims.
Because physician-investors in our surgical facilities are in a position to generate referrals to the facilities, our financial arrangements with physician-investors could come under scrutiny under the Anti-Kickback Statute. Some courts have held that the Anti-Kickback Statute is violated if one purpose (as opposed to a primary or the sole purpose) of a payment to a provider is to induce referrals. Further, Section 6402

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(f)(2) of the Affordable Care Act amends the Anti-Kickback Statute by adding a provision to clarify that a person need not have actual knowledge of such section or specific intent to commit a violation of the Anti-Kickback Statute. Because none of these cases involved a joint venture such as those owning and operating our surgical facilities, it is not clear how a court would apply these holdings to our activities. It is clear, however, that a physician’s investment income from a surgical facility may not vary directly with the number of his or her referrals to the surgical facility, and we believe that we comply with this prohibition.
Under regulations issued by the Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG"), certain categories of activities are deemed not to violate the Anti-Kickback Statute (commonly referred to as the safe harbors). The failure of a particular business arrangement to comply with a safe harbor does not determine whether the arrangement violates the Anti-Kickback Statute. The safe harbor regulations do not make conduct illegal, but instead outline standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-Kickback Statute. Failure to meet a safe harbor does not indicate that the arrangement violates the Anti-Kickback Statute, although it may be subject to additional scrutiny.
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
We believe that the ownership and operations of our surgical centers will not satisfy this ASC Safe Harbor for investment interests in ASCs because, among other things, we or one of our subsidiaries will generally be an investor in and provide management services to each ASC. We do not believe the ownership and operations of our surgery centers violates the Anti-Kickback Statute because, among other things, we have adopted most of the safeguards required by the ASC Safe Harbor, but we cannot assure you that the OIG would not take the position that our activities violate the Anti-Kickback Statute because we do not meet all of the requirements of the ASC Safe Harbor.
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
We also may guarantee a surgical facility’s third-party debt financing and certain lease obligations as part of our obligations under a management agreement. Physician investors are generally not required to enter into similar guarantees. The OIG might take the position that the failure of the physician investors to enter into similar guarantees represents a special benefit to the physician investors given to induce patient referrals and that such failure constitutes a violation of the Anti-Kickback Statute. We believe that the management fees (and in some cases guarantee fees) are adequate compensation to us for the credit risk associated with the guarantees and that, therefore, the failure of the physician investors to enter into similar guarantees does not create a material risk of violating the Anti-Kickback Statute. However, the OIG has not issued any guidance in this regard.
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
Eighteen of our facilities are licensed as hospitals as of March 31, 2018. The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation. Changes in the Affordable Care Act include:

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
Over the past several years, the U.S. government has investigated an increasing number of healthcare providers for potential violations of the federal False Claims Act. The federal False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or deliberate ignorance of the truth or falsity of a claim. The Fraud Enforcement and Recovery Act of 2009 further expanded the scope of the False Claims Act by, among other things, creating liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The Affordable Care Act also created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later. This requirement has led to an increasing use of the self-disclosure protocols that have been implemented by CMS, the OIG and other governmental agencies by the healthcare industry. The Affordable Care Act also provided that claims submitted in connection with patient referrals that result from violations of the Anti-Kickback Statute constitute false claims for the purposes of the federal False Claims Act, and some courts have held that a violation of the Stark Law can result in False Claims Act liability as well. Because our surgical facilities perform hundreds of similar procedures a year for which they are paid by Medicare and other government health care programs, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other Fraud and Abuse Laws
The Social Security Act (“SSA”), as amended by the Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and the Balanced Budget Act of 1997, impose civil monetary penalties and exclusion from state and federal healthcare programs on individuals or entities who commit violations of fraud and abuse laws. SSA authorizes the Secretary of the Department of Health & Human Services (“Secretary”), and in some cases requires the Secretary, to exclude individuals and entities that have been convicted of certain criminal offenses or that the Secretary determines have “committed an act” in violation of applicable fraud and abuse laws or improperly filed claims in violation of such laws from participating in any federal healthcare program. Federal health care programs include Medicare, Medicaid, and other programs that provide health benefits, whether directly or indirectly, in whole or in part, by the U.S. government (except the Federal Employee Health Benefits Program). Additionally, individuals who hold a direct or indirect ownership or controlling interest in an entity that has been convicted of certain criminal offenses or has been excluded may also be excluded from federal and state healthcare programs if the individual knew or acted with deliberate ignorance or reckless disregard of the basis for the conviction or exclusion of the entity, or where the individual is an officer or managing employee of such entity. This standard does not require that specific intent to defraud be proven by OIG. Under HIPAA it is also a crime to defraud any commercial healthcare benefit program.
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
Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The HITECH Act strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations by introducing a tiered penalty system, with penalties of up to $1.5 million in a calendar year for violations of the same requirement. However, a single breach incident, investigation, or audit can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. Under the HITECH Act, HHS is required to conduct periodic compliance audits of covered entities and their business associates. The HITECH Act

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

and the HIPAA Omnibus Rule also extend the application of certain provisions of the security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations.
The HITECH Act authorizes State Attorneys General to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations or the breach notification regulations that affects the privacy of their state residents. HHS has allocated increased funding towards HIPAA enforcement activity and such enforcement activity has seen an increase over recent years. We cannot predict whether our surgical facilities or hospitals will be selected for an audit, or the results of such an audit.
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
Adoption of Electronic Health Records
The HITECH Act included provisions designed to increase the use of EHR by both physicians and hospitals. Beginning in 2011 and extending through 2016, Medicare eligible hospitals and professionals could receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in 2015, those Medicare eligible hospitals and professionals that did not successfully demonstrate meaningful use of EHR technology were subject to reduced payments from Medicare. Starting in 2019, Medicare eligible professionals will no longer be subject to a downward payment adjustment for failing to demonstrate meaningful use. Instead, Medicare eligible professionals will receive a payment increase or reduction based on their participation in the Merit-based Incentive Payment System (“MIPS”) or an advanced alternative payment model (e.g., an accountable care organization meeting certain requirements). All Medicare eligible professionals that do not participate in an advanced alternative payment model will be subject to MIPS. MIPS evaluates Medicare eligible professionals on various quality and cost metrics, as well as their use of certified EHR technology. These measures make up an overall MIPS performance score that is used by CMS to determine whether the professional will receive an increase or reduction to their Medicare reimbursement. The payment increase or reduction in 2019 will be based on the Medicare eligible professional’s MIPS performance score in 2017.
In connection with the acquisition of Symbion, we acquired six surgical facilities that are licensed as hospitals, five of which we own as of March 31, 2018. These hospitals began the implementation of EHR initiatives in 2012. We strive to comply with the EHR meaningful use requirements of the HITECH Act and MIPS so as to qualify for incentive payments and avoid downward payment adjustments. Continued implementation of EHR technology and compliance with the HITECH Act and MIPS will result in significant costs. We do not currently know the extent of additional costs that will be associated with implementation of additional systems or the amount of future incentives that we will receive.
HIPAA Administrative Simplification Requirements
The HIPAA transaction regulations were issued to encourage electronic commerce in the healthcare industry. These regulations include standards that healthcare providers must follow when electronically transmitting certain healthcare transactions, such as healthcare claims.
Emergency Medical Treatment and Active Labor Act
Our hospitals are subject to the Emergency Medical Treatment and Labor Act (“EMTALA”). EMTALA is a federal civil statute that requires Medicare-participating hospitals to provide any individual that presents to a dedicated emergency department requesting examination or treatment with a medical screening examination to determine the presence or absence of an emergency medical condition and to provide treatment sufficient to stabilize such emergency medical condition before discharging or transferring the patient. The obligation to screen and stabilize emergency medical conditions or transfer exists regardless of a patient’s ability to pay for treatment. Off-campus facilities such as surgery centers that lack dedicated emergency departments or otherwise do not treat emergency medical conditions generally are not subject to EMTALA. However, such facilities must have policies in place to address how the facility is to proceed if an individual presents in need of emergency care, such as providing immediate first aid and transferring the patient to the closest hospital with an emergency department.
A hospital found to have violated EMTALA may be subject to civil monetary penalties of up to $104,826 per offense and termination of its Medicare provider agreement, which renders the hospital unable to participate in federal health care programs. EMTALA also provides for a limited private right of action against hospitals, and as a result a hospital could be subject to claims for personal injury where an individual suffers harm as a result of an EMTALA violation, or where another medical facility suffers a financial loss as a direct result of a hospital’s violation of the law.
CMS has actively enforced EMTALA and has indicated that it will continue to do so in the future. Although we believe that our hospitals comply with EMTALA, given the complexities of the law and the heightened enforcement environment we cannot predict whether a particular patient care incident might trigger an investigation or whether CMS will implement even more stringent requirements in the future and, if so, whether our hospitals will be in a position to demonstrate continued compliance.
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
Clinical Laboratory Regulation
Our clinical laboratories are subject to federal oversight under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), which extends federal oversight to non-exempt clinical laboratories by requiring that they be certified by the federal government, by a federally-approved accreditation organization, or by a state with a licensure program that has an exemption from CLIA program requirements. CLIA requires clinical laboratories to meet certain quality assurance, quality control, proficiency testing, inspection, and personnel standards, as may be applicable. The requirements that apply under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories that perform only moderate complexity or waived tests. Laboratories performing only waived tests (which are tests that have been cleared by the Food and Drug Administration for home use, employ methodologies that are so simple and accurate as to render the likelihood of erroneous results negligible, or pose no reasonable risk of harm to the patient if the test is performed incorrectly) may apply for a certificate of waiver exempting them from most of the requirements of CLIA.
Our operations are also subject to state and local laboratory regulation. State or local laboratory regulatory schemes may impose requirements that are different from or more stringent than the requirements imposed under federal law. A number of states have implemented their own laboratory licensure requirements. State laws may also require that laboratories meet other regulatory requirements, such as that laboratory personnel meet certain qualifications, that certain quality control procedures be implemented, or that certain records be maintained for a period of time (among other requirements). We believe that we are in material compliance with all applicable laboratory requirements, but no assurances can be given that our laboratories will pass all future licensure or certification inspections.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At March 31, 2018, we had outstanding principal amount of debt of $1.30 billion in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of March 31, 2018, our quarterly interest expense would increase by approximately $3.3 million. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2018 based on our indebtedness at March 31, 2018.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on, and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses identified by management as disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Such material weaknesses pertain to lack of documentation evidencing certain controls involving revenue, accounts receivable and related allowances and business combinations. Notwithstanding the identified material weaknesses, as of the date of this filing, management, including the Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with GAAP. Management is actively engaged in the implementation of a remediation plan to address the lack of documentation issue. The plan includes the implementation of enhanced documentation policies and procedures, along with the allocation of resources dedicated to training and monitoring these policies and procedures.
As a result of these efforts, as of the date of this filing management believes we have made progress toward remediating the underlying causes of the material weaknesses. Although we believe our remediation efforts will be effective in remediating the material weaknesses, there can be no assurance as to when the remediation plan will be fully implemented, or that the plan, as currently designed, will adequately remediate the material weaknesses. The material weaknesses will not be considered fully addressed until the enhanced policies and procedures over documentation evidencing certain controls involving revenue, accounts receivable and related allowances and business combinations have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated. We will continue to work on implementing and testing the enhanced documentation policies and procedures in order to make this final determination.
Other than our progress in our remediation efforts outlined above, there have been no changes during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
In the opinion of management, we are not currently a party to any proceedings that would have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in the Annual Report on Form 10-K for the period ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(in thousands, except share and per share amounts)
January 1, 2018 to January 31, 2018	156,818	$12.64	156,818	$46,009
February 1, 2018 to February 28, 2018	—	$—	—	$—
March 1, 2018 to March 31, 2018	32,026	$17.15	—	$—
Total	188,844	$13.40	156,818	$46,009

(1)	Includes shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.

(2)
Made pursuant to the $50 million share repurchase program authorized by our Board of Directors on December 15, 2017. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

10.1	Employment Agreement of Wayne DeVeydt, dated January 4, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2018).
10.2	Employment Agreement of R. David Kretschmer, dated January 25, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2018).
10.3
Separation and Consulting Services Agreement, by and between Surgery Partners, Inc. and Teresa Sparks, dated January 25, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2018).

10.4	Employment Agreement of Thomas Cowhey, dated March 9, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2018).
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

SURGERY PARTNERS, INC.

By:	/s/ Thomas F. Cowhey Thomas F. Cowhey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 10, 2018