Form 10-Q
period 2018-06-30
Surgery Partners, Inc.
filed 2018-08-09
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of August 8, 2018, there were 48,902,118 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Successor
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$96,069	$174,914
Accounts receivable, less allowance for doubtful accounts of $4,282 and $2,026, respectively	276,849	288,023
Inventories	45,700	44,951
Prepaid expenses and other current assets	54,181	55,337
Total current assets	472,799	563,225
Property and equipment, net	411,880	398,536
Intangible assets, net	61,422	58,908
Goodwill	3,376,295	3,346,838
Investments in and advances to affiliates	78,133	74,282
Long-term deferred tax assets	131,720	132,319
Other long-term assets	51,481	48,665
Total assets	$4,583,730	$4,622,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,161	$84,710
Accrued payroll and benefits	48,749	49,625
Other current liabilities	118,206	109,944
Current maturities of long-term debt	53,650	58,726
Total current liabilities	296,766	303,005
Long-term debt, less current maturities	2,122,629	2,130,556
Other long-term liabilities	246,269	222,480

Non-controlling interests—redeemable	320,948	299,316
Redeemable preferred stock - Series A, 310,000 shares authorized, issued and outstanding at both June 30, 2018 and December 31, 2017; redemption value of $342,648 and $330,806, respectively	342,648	330,806

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 48,902,118 shares issued and outstanding at June 30, 2018; 48,687,136 shares issued and outstanding at December 31, 2017	489	487
Additional paid-in capital	675,857	695,560
Retained deficit	(78,299)	(41,316)
Total Surgery Partners, Inc. stockholders' equity	598,047	654,731
Non-controlling interests—non-redeemable	656,423	681,879
Total stockholders' equity	1,254,470	1,336,610
Total liabilities and stockholders' equity	$4,583,730	$4,622,773
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Successor	Predecessor	Successor	Predecessor

Revenues	$444,775	$288,353	$862,144	$574,536
Operating expenses:
Salaries and benefits	134,020	90,022	263,755	179,909
Supplies	121,148	74,084	235,578	145,244
Professional and medical fees	36,713	22,577	72,392	43,702
Lease expense	21,920	13,674	43,281	27,300
Other operating expenses	26,289	16,095	52,396	32,245
Cost of revenues	340,090	216,452	667,402	428,400
General and administrative expenses (1)	26,099	18,655	50,251	34,196
Depreciation and amortization	16,685	11,417	32,434	22,525
Provision for doubtful accounts	8,196	5,788	14,233	11,463
Income from equity investments	(2,560)	(1,052)	(4,422)	(2,252)
Loss on disposals and deconsolidations, net	3,197	405	3,244	1,601
Transaction and integration costs	11,639	2,904	16,672	3,241
Gain on litigation settlement	—	(3,794)	—	(3,794)
Other income	(2,132)	(161)	(2,394)	(304)
Total operating expenses	401,214	250,614	777,420	495,076
Operating income	43,561	37,739	84,724	79,460
Interest expense, net	(35,933)	(25,600)	(70,209)	(50,782)
Income before income taxes	7,628	12,139	14,515	28,678
Income tax expense	3,318	512	5,080	2,629
Net income	4,310	11,627	9,435	26,049
Less: Net income attributable to non-controlling interests	(23,772)	(16,098)	(46,418)	(33,274)
Net loss attributable to Surgery Partners, Inc.	(19,462)	(4,471)	(36,983)	(7,225)
Less: Amounts attributable to participating securities	(7,956)	—	(15,728)	—
Net loss attributable to common stockholders	$(27,418)	$(4,471)	$(52,711)	$(7,225)

Net loss per share attributable to common stockholders
Basic	$(0.57)	$(0.09)	$(1.10)	$(0.15)
Diluted	$(0.57)	$(0.09)	$(1.10)	$(0.15)
Weighted average common shares outstanding
Basic	48,016,264	48,145,729	48,011,593	48,112,909
Diluted	48,016,264	48,145,729	48,011,593	48,112,909

(1)
Includes contingent acquisition compensation expense of $0.5 million and $1.8 million for the three months ended June 30, 2018 (Successor) and 2017 (Predecessor), respectively, and $1.0 million and $3.8 million for the six months ended June 30, 2018 (Successor) and 2017 (Predecessor), respectively.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Successor
Balance at December 31, 2017	48,687,136	$487	$695,560	$(41,316)	$681,879	$1,336,610
Net (loss) income	—	—	—	(36,983)	32,525	(4,458)
Equity-based compensation	—	—	4,777	—	—	4,777
Preferred dividends	—	—	(15,728)	—	—	(15,728)
Issuance of restricted and unrestricted shares	454,522	5	(5)	—	—	—
Cancellation of restricted shares	(82,722)	(1)	(976)	—	—	(977)
Repurchase of shares	(156,818)	(2)	(1,980)	—	—	(1,982)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(5,791)	—	(18,697)	(24,488)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	(39,284)	(39,284)
Balance at June 30, 2018	48,902,118	$489	$675,857	$(78,299)	$656,423	$1,254,470

(1)	Includes post acquisition date adjustments.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2018	2017
	Successor	Predecessor

Cash flows from operating activities:
Net income	$9,435	$26,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,434	22,525
Non-cash interest (income) expense, net	(654)	3,612
Equity-based compensation	4,777	2,069
Loss on disposals and deconsolidations, net	3,244	1,601
Deferred income taxes	3,827	1,894
Provision for doubtful accounts	14,233	11,463
Income from equity investments, net of distributions received	(237)	487
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(1,461)	(5,699)
Other operating assets and liabilities	4,042	(7,530)
Net cash provided by operating activities	69,640	56,471

Cash flows from investing activities:
Purchases of property and equipment	(15,943)	(15,102)
Payments for acquisitions, net of cash acquired	(47,894)	(14,163)
Proceeds from divestitures	10,231	70
Other investing activities	(1,216)	—
Net cash used in investing activities	(54,822)	(29,195)

Cash flows from financing activities:
Principal payments on long-term debt	(45,352)	(113,364)
Borrowings of long-term debt	21,350	119,778
Payments of debt issuance costs	—	(941)
Lender financing escrow fee	—	(6,591)
Payments of preferred dividends	(7,810)	—
Distributions to non-controlling interest holders	(55,776)	(36,841)
Payments related to ownership transactions with non-controlling interest holders	(82)	(745)
Repurchase of shares	(1,982)	—
Principal payments on financing lease obligations	(3,035)	(579)
Other financing activities	(976)	(658)
Net cash used in financing activities	(93,663)	(39,941)
Net decrease in cash, cash equivalents and restricted cash	(78,845)	(12,665)
Cash, cash equivalents and restricted cash at beginning of period	175,229	70,014
Cash, cash equivalents and restricted cash at end of period	$96,384	$57,349
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies
Organization
Surgery Partners, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates a national network of surgical facilities and ancillary services. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. The surgical hospitals provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services and optical services. Unless context otherwise indicates, Surgery Partners, Inc. and its subsidiaries are referred to herein as the "Company."
As of June 30, 2018, the Company owned or operated a portfolio of 124 surgical facilities, comprised of 106 ASCs and 18 surgical hospitals in 32 states. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 84 of the surgical facilities and consolidated 106 of these facilities for financial reporting purposes.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
In connection with the change of control effective August 31, 2017, the Company elected to apply “pushdown” accounting by applying the guidance in Accounting Standards Codification Topic ("ASC") 805, Business Combinations. Accordingly, the condensed consolidated financial statements of the Company for periods before and after August 31, 2017 reflect different bases of accounting, and the financial positions and results of operations of those periods are not comparable. Throughout the Company's condensed consolidated financial statements and the accompanying notes herein, periods prior to the change of control are identified as "Predecessor" and periods after the change of control are identified as "Successor." See Note 2. Acquisitions and Developments for further discussion of the change of control.
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
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIEs") in which the Company is the primary beneficiary under the provisions of ASC 810, Consolidation. The Company has the power to direct the activities that most significantly impact a VIEs economic performance, and the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of June 30, 2018 (Successor), the VIEs include four surgical facilities, three anesthesia practices and four physician practices. During the six months ended June 30, 2018 (Successor), the Company divested of one surgical facility and acquired a physician practice, which were classified as VIEs. As of December 31, 2017 (Successor), the VIEs included five surgical facilities, three anesthesia practices and three physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of June 30, 2018 (Successor) and December 31, 2017 (Successor), were $10.7 million and $13.1 million, respectively, and the total liabilities of the consolidated VIEs were $3.8 million and $5.8 million, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Successor
	Carrying Amount		Fair Value
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
2017 Senior Secured Credit Facilities:
Revolver	$—	$—	$—	$—
Term Loan	$1,274,435	$1,280,532	$1,269,924	$1,267,189
Senior Unsecured Notes due 2021	$408,012	$409,235	$418,722	$422,535
Senior Unsecured Notes due 2025	$370,000	$370,000	$351,500	$346,413
The fair values of the Term Loan, Senior Unsecured Notes due 2021 and the Senior Unsecured Notes due 2025 were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets at June 30, 2018 (Successor) and December 31, 2017 (Successor). The carrying amounts related to the Company's other long-term debt obligations, including the Revolver, approximate their fair values.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executives. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of both June 30, 2018 (Successor) and December 31, 2017 (Successor), the fair value of both the assets and liabilities in the SERP were $1.9 million and were included in other long-term assets and other long-term liabilities in the condensed consolidated balance sheets.
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
The Company's revenues generally relate to contracts with patients in which the performance obligations are to provide healthcare services. The Company recognizes revenues in the period in which our obligations to provide health care services are satisfied and reports the amount that reflects the consideration the Company expects to be entitled to. The Company's performance obligations are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans, employers and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans, employers and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services provided to the related patients typically specify payments at amounts less than the Company's standard charges. Medicare generally pays for services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. The Company continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Successor	Predecessor	Successor	Predecessor
Patient service revenues:
Surgical facilities revenues	92.6%	90.5%	93.0%	90.1%
Ancillary services revenues	4.9%	7.9%	4.9%	8.3%
	97.5%	98.4%	97.9%	98.4%
Other service revenues:
Optical services revenues	0.6%	1.0%	0.7%	1.0%
Other revenues	1.9%	0.6%	1.4%	0.6%
	2.5%	1.6%	2.1%	1.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
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
The Company determines the transaction price based on gross charges for services provided, net of estimated contractual adjustments, discounts from third-party payors, including Medicare and Medicaid. The Company estimates its contractual adjustments and discounts based on contractual agreements, its discount policies and historical experience. Changes in estimated contractual adjustments and discounts are recorded in the period of change. There were no adjustments as a result of changes in estimates to third-party settlements related to prior years during the three and six months ended June 30, 2018 (Successor). During the three and six months ended June 30, 2017 (Predecessor), the Company recognized an increase to patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $0.1 million and $0.5 million, respectively.
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Three Months Ended June 30,
	2018		2017
	Successor		Predecessor
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$232,125	53.5%	$140,922	49.6%
Government	167,135	38.6%	118,381	41.7%
Self-pay	13,338	3.1%	5,760	2.0%
Other (1)	20,937	4.8%	18,771	6.7%
Total patient service revenues	433,535	100.0%	283,834	100.0%
Other service revenues:
Optical services revenues	2,778		2,903
Other revenues	8,462		1,616
Total revenues	$444,775		$288,353

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2018		2017
	Successor		Predecessor
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$451,761	53.5%	$279,925	49.5%
Government	326,482	38.7%	235,259	41.6%
Self-pay	26,308	3.1%	11,831	2.1%
Other (1)	39,730	4.7%	38,465	6.8%
Total patient service revenues	844,281	100.0%	565,480	100.0%
Other service revenues:
Optical services revenues	5,738		5,724
Other revenues	12,125		3,332
Total revenues	$862,144		$574,536

(1)	Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
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
Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown within the condensed consolidated statement of cash flows (in thousands):

	Successor
	June 30, 2018	December 31, 2017

Cash and cash equivalents	$96,069	$174,914
Restricted invested assets included in other long-term assets	315	315
Total cash, cash equivalents and restricted cash in the statement of cash flows	$96,384	$175,229
Restricted invested assets included in other long-term assets on the condensed consolidated balance sheet represents restricted cash held in accordance with the provisions of the operating lease agreement at the Company's Chesterfield, Missouri facility. The Company has a deposit with the landlord that shall be held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
With the Company's adoption of ASC 2014-09 on January 1, 2018, for those accounts in which the Company has an unconditional right to payment, subject only to the passage of time, the right is recorded as a receivable. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

credit risk with respect to other payors is limited because of the large number of such payors. The Company had a net third-party Medicaid settlements liability of $5.2 million and $1.0 million as of June 30, 2018 (Successor) and December 31, 2017 (Successor), respectively, included in other current liabilities in the condensed consolidated balance sheets.
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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $10.4 million and $7.6 million at June 30, 2018 (Successor) and December 31, 2017 (Successor), respectively.
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions for the six months ended June 30, 2018 is included in Note 2. Acquisitions and Developments.
A summary of activity related to goodwill for the six months ended June 30, 2018 (Successor) follows (in thousands):

Successor
Balance at December 31, 2017	$3,346,838
Acquisitions, including post acquisition adjustments	47,348
Divestitures and deconsolidations	(17,891)
Balance at June 30, 2018	$3,376,295
Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	Successor
	June 30, 2018	December 31, 2017

Interest payable	$25,494	$20,537
Amounts due to patients and payors	22,210	18,096
Accrued expenses and other	70,502	71,311
Total	$118,206	$109,944

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	Successor
	June 30, 2018	December 31, 2017

Facility lease obligations	$130,584	$121,627
Other	115,685	100,853
Total	$246,269	$222,480
At four of the Company's surgical facilities, the Company has financing obligations payable to the lessors of certain land, buildings and improvements. Payments are allocated to principal adjustments of the financing obligations and interest expense. The current portions of the financing obligations were $6.6 million and $6.3 million at June 30, 2018 (Successor) and December 31, 2017 (Successor), respectively, and were included in other current liabilities in the condensed consolidated balance sheets. The long-term portions of the financing obligations are included as facility lease obligations in the table above.
In 2017, one of the Company's surgical facilities entered into a development agreement to construct a new hospital. Due to certain provisions of the agreement, the surgical facility is deemed the owner during construction, and as such, the Company records the ongoing costs as incurred as a deferred financing obligation. As of June 30, 2018 (Successor), the Company has recorded a total of $27.4 million of costs for this project, of which $13.8 million was recorded during the six months ended June 30, 2018 (Successor). These project costs are included as non-cash additions to property and equipment, net in the condensed consolidated balance sheet and as a component of facility lease obligations.
Non-Controlling Interests—Redeemable
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
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Successor
Balance at December 31, 2017	$299,316
Net income attributable to non-controlling interests—redeemable	13,893
Acquisition and disposal of shares of non-controlling interests, net—redeemable (1)	24,231
Distributions to non-controlling interest—redeemable holders	(16,492)
Balance at June 30, 2018	$320,948

(1)	Includes post acquisition date adjustments.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," along with subsequent amendments, updates and an extension of the effective date (collectively the "New Revenue Standard"), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This five-step process requires significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The Company adopted this ASU on January 1, 2018 using the modified retrospective approach. The adoption of this standard did not have a significant impact on the recognition of net revenues for any period. Adoption of the standard resulted in the Company revising its related disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently evaluating the effects the adoption of ASU 2016-02 will have on its consolidated

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial statements, results of operations and cash flows. The Company believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows – Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this ASU on January 1, 2018 and retrospectively applied the guidance to all periods presented in the condensed consolidated statement of cash flows. The retrospective application to prior periods had no impact on the Company's cash flows from operating, investing and financing activities as previously disclosed. The adoption of this ASU resulted in the modification of the Company's presentation of the reconciliation of beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows to include restricted cash as discussed under the heading "Cash and Cash Equivalents" above.
2. Acquisitions and Developments
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
2018 Acquisitions
During the six months ended June 30, 2018 (Successor), the Company acquired a controlling interest in one surgical facility in a new market, a surgical facility in an existing market, which was merged into an existing facility, and a physician practice for a combined cash purchase price of $25.6 million, net of cash acquired. The Company additionally acquired a controlling interest in an integrated physician practice, including multiple practice and surgical facility locations, in an existing market for a purchase price of $21.1 million, net of cash acquired. The purchase price for the 2018 acquisitions was funded through cash from operations. The total consideration related to these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective acquisition date fair values.
The aggregate amounts preliminarily recognized for each major class of assets acquired and liabilities assumed for acquisitions completed in the six months ended June 30, 2018 (Successor), including post acquisition date adjustments, are as follows (in thousands):

Cash consideration	$46,838
Fair value of non-controlling interests	24,587
Aggregate acquisition date fair value	$71,425
Net assets acquired:
Current Assets	4,623
Property and equipment	2,096
Goodwill	64,114
Other long-term assets	3,460
Current liabilities	(1,868)
Long-term liabilities	(1,000)
Aggregate acquisition date fair value	$71,425

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. The goodwill acquired in connection with the 2018 acquisitions was allocated to the Company's reportable segments as follows: $57.1 million to surgical facility services and $7.0 million to ancillary services. Approximately $43.2 million of goodwill recorded for the 2018 acquisitions is deductible for tax purposes. The results of operations of the acquisitions are included in the Company’s results of operations beginning on the dates of acquisitions, and were not considered significant for the six months ended June 30, 2018.
During the six months ended June 30, 2017 (Predecessor), the Company completed acquisitions of three physician practices for a combined purchase price of $14.2 million. During the six months ended June 30, 2018 (Successor), no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2017, excluding the acquisition of NSH as discussed below.
2018 Disposals and Deconsolidation
During the six months ended June 30, 2018 (Successor), the Company sold its interests in two surgery centers for net cash proceeds of $9.7 million, and recognized a net pretax loss of $1.5 million included in loss on disposals and deconsolidations, net in the condensed consolidated statement of operations for the three and six months ended June 30, 2018 (Successor).
During the six months ended June 30, 2018 (Successor), the Company sold a portion of its interest in one surgery center for net cash proceeds of $0.5 million. As a result of this transaction, the Company lost control of the previously controlled entity but retains a noncontrolling interest, resulting in the deconsolidation of the previously consolidated entity. The remaining noncontrolling interest was accounted for as an equity method investment, and initially measured and recorded at fair value as of the date of the transaction.
The fair value measurement utilizes Level 3 inputs, which include unobservable data, to measure the fair value of the retained noncontrolling interest. The fair value determination was based on a combination of multiple valuation methods, which included discounted cash flow and market value approach, which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. The fair value of the investment of $2.0 million was recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets.
Further, the transaction resulted in a pretax gain on deconsolidation of $1.1 million, which is included in loss on disposals and deconsolidations, net, in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2018 (Successor). The gain was determined based on the difference between the fair value of the Company's retained interest in the entity and the carrying value of both the tangible and intangible assets of the entity immediately prior to the transaction less cash proceeds received.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition of NSH
On August 31, 2017 (Predecessor), the Company completed its acquisition of NSH Holdco, Inc. (“NSH”) for total cash consideration of $711.7 million, net of cash acquired, including $19.6 million funded to an escrow account. During the six months ended June 30, 2018 (Successor), information existing at the acquisition date became known to the Company as part of its continuing evaluation of the assets and liabilities existing at the date of acquisition, resulting in a net increase to goodwill of $2.6 million. The corresponding changes to certain classes of assets and liabilities from the preliminary allocation recorded at August 31, 2017 (Predecessor), are reflected in the table below. The increase to goodwill during the period includes a working capital settlement payment resulting in additional cash consideration of $1.2 million.
The acquisition date fair value for each major class of assets acquired and liabilities assumed, including post acquisition date adjustments, are as follows (in thousands):

Cash consideration	$764,007
Fair value of non-controlling interests	325,965
Acquisition date fair value	$1,089,972
Net assets acquired:
Cash and cash equivalents	51,159
Accounts receivable	71,875
Inventories	14,986
Prepaid expenses and other current assets	18,367
Property and equipment	174,499
Intangible assets	27,881
Goodwill	872,843
Investments in and advances to affiliates	29,737
Long-term deferred tax assets	18,971
Other long-term assets	26,988
Accounts payable	(29,652)
Accrued payroll and benefits	(30,753)
Other current liabilities	(23,937)
Current maturities of long-term debt	(16,416)
Long-term debt, less current maturities	(42,770)
Other long-term liabilities	(73,806)
Acquisition date fair value	$1,089,972
The Company is still in the process of evaluating all major classes of assets acquired and liabilities assumed. As such, the fair values assigned are subject to change as new facts and circumstances emerge that were present at the date of acquisition.
Change of Control - Pushdown Accounting
On August 31, 2017, BCPE Seminole Holdings LP (“Bain”), a fund advised by an affiliate of Bain Capital Private Equity, completed its purchase of 26,455,651 shares of the Company's common stock at a purchase price of $19.00 per share in cash (the “Private Sale”). As a result of the Private Sale and the Preferred Private Placement (defined in Note 4. Redeemable Preferred Stock), Bain became the controlling stockholder of the Company, holding preferred and common stock that collectively represent approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017. In connection with this change of control, the Company elected to apply “pushdown” accounting by applying the guidance in Accounting Standards Codification Topic ("ASC") 805, Business Combinations. In accordance with ASC 805, all identifiable assets and liabilities of the Company were measured at and adjusted to fair value as of August 31, 2017, and similarly goodwill was recognized based on the terms of the transaction and the fair value of the new basis of the net assets of the Company.
During the six months ended June 30, 2018 (Successor), information existing at the transaction date became known to the Company as part of its evaluation of the assets and liabilities existing at August 31, 2017, resulting in a net decrease to goodwill of $16.7 million and corresponding changes to certain classes of assets and liabilities from the preliminary allocation recorded, that are reflected in the table below.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The transaction date fair value recognized in connection with the application of pushdown accounting for each major class of assets and liabilities as of August 31, 2017, including post transaction date adjustments, are as follows (in thousands):

Equity attributable to Surgery Partners, Inc.	$721,764
Redeemable preferred stock	310,000
Fair value of non-controlling interests	939,083
Transaction date fair value	$1,970,847
Net assets:
Cash and cash equivalents	214,206
Accounts receivable	253,147
Inventories	44,310
Prepaid expenses and other current assets	61,438
Property and equipment	380,085
Intangible assets	63,978
Goodwill	3,283,198
Investments in and advances to affiliates	75,113
Restricted invested assets	315
Long-term deferred tax asset	204,831
Other long-term assets	50,666
Accounts payable	(64,921)
Accrued payroll and benefits	(56,435)
Other current liabilities	(97,617)
Current maturities of long-term debt	(49,942)
Long-term debt, less current maturities	(2,142,375)
Long-term tax receivable agreement liability	(78,498)
Other long-term liabilities	(170,652)
Transaction date fair value	$1,970,847
The post transaction date adjustments for pushdown accounting during the period includes a net increase of $3.9 million to the preliminary amounts assigned to intangible assets, which included an increase of $5.1 million to management rights agreements, offset by a decrease of $1.0 million to non-compete agreements and a decrease of $0.2 million to certificates of need. The remaining adjustments to goodwill are attributable to a $17.9 million decrease to the preliminary fair value assigned to non-controlling interests, a $2.6 million increase related to the Acquisition of NSH (discussed above), and a $2.5 million increase to other long-term liabilities.
The Company is still in the process of evaluating all major classes of assets and liabilities. As such, the fair values assigned are subject to change as new facts and circumstances emerge that were present at August 31, 2017.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Long-Term Debt
A summary of long-term debt follows (in thousands):

	Successor
	June 30, 2018	December 31, 2017

2017 Senior Secured Credit Facilities:
Revolver	$—	$—
Term Loan (1)	1,274,435	1,280,532
Senior Unsecured Notes due 2021 (2)	408,012	409,235
Senior Unsecured Notes due 2025	370,000	370,000
Notes payable and secured loans	98,384	101,921
Capital lease obligations	25,448	27,594
Total debt	2,176,279	2,189,282
Less: Current maturities	53,650	58,726
Total long-term debt	$2,122,629	$2,130,556

(1)
In connection with the application of pushdown accounting, the Company remeasured and recorded the Term Loan at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 input using quoted prices for identical liabilities in inactive markets. As a result, the Company recorded a fair value discount as of the measurement date, which is reported in the consolidated balance sheets as a direct deduction from the face amount the Term Loan and amortized to interest expense over the life of the Term Loan. The unamortized fair value discount as of June 30, 2018 (Successor) and December 31, 2017 (Successor) was $5.9 million and $6.2 million, respectively.

(2)
In connection with the application of pushdown accounting, the Company remeasured and recorded the Senior Unsecured Notes due 2021 at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 input using quoted prices for identical liabilities in inactive markets. As a result, the Company recorded a fair value premium as of the measurement date, which is reported in the consolidated balance sheets as a direct addition to the face amount the notes and amortized to interest expense over the life of the Senior Unsecured Notes due 2021. The unamortized fair value premium as of June 30, 2018 (Successor) and December 31, 2017 (Successor) was $8.0 million and $9.2 million, respectively.

4. Redeemable Preferred Stock
On August 31, 2017, the Company issued 310,000 shares of Series A Preferred Stock to Bain at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million (the "Preferred Private Placement"). The net proceeds from the issuance were used to finance a portion of the NSH acquisition.
A summary of activity related to the redeemable preferred stock follows (in thousands):

Successor
Balance at December 31, 2017	$330,806
Dividends accrued	15,728
Cash dividends declared	(3,886)
Balance at June 30, 2018	$342,648
There were no unpaid cash dividends declared at June 30, 2018 (Successor). The cash dividends declared but unpaid at December 31, 2017 (Successor) was $3.9 million, and were included in other current liabilities in the condensed consolidated balance sheet. The aggregate and per share amounts of unpaid cumulative preferred dividends as of June 30, 2018 (Successor) were $17.1 million and $55.10, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Successor	Predecessor	Successor	Predecessor

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(19,462)	$(4,471)	$(36,983)	$(7,225)
Less: amounts allocated to participating securities (1)	7,956	—	15,728	—
Net loss attributable to common stockholders	$(27,418)	$(4,471)	$(52,711)	$(7,225)

Denominator:
Weighted average shares outstanding- basic	48,016,264	48,145,729	48,011,593	48,112,909
Effect of dilutive securities (2)	—	—	—	—
Weighted average shares outstanding- diluted	48,016,264	48,145,729	48,011,593	48,112,909

Loss per share:
Basic	$(0.57)	$(0.09)	$(1.10)	$(0.15)
Diluted (2)	$(0.57)	$(0.09)	$(1.10)	$(0.15)

Dilutive securities outstanding not included in the computation of (loss) earnings per share as their effect is antidilutive:
Stock options	161,398	1,312	143,822	1,056
Restricted shares	85,903	209,858	82,864	188,342
Convertible preferred stock	—	N/A	—	N/A

(1)
Includes dividends accrued during the three and six months ended June 30, 2018 (Successor) for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses. There were no participating securities during the Predecessor periods.

(2)	The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in each period.
Share Repurchase Transactions
On December 15, 2017 (Successor), the Board of Directors authorized a share repurchase program of up to $50.0 million of the Company's issued and outstanding common stock from time to time. The timing and size of repurchases will be determined based on market conditions and other factors. The authorization does not obligate the repurchase of any shares and the Company may repurchase shares of common stock at any time without prior notice. The share repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice.
During the six months ended June 30, 2018 (Successor), the Company repurchased 156,818 shares of its common stock stock at an average price of $12.64 per share through market purchases. At June 30, 2018 (Successor), the Company had $46.0 million of repurchase authorization available under the December 2017 authorization.
6. Income Taxes
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50.0% of a corporation’s “stock” by its “5-percent shareholders” (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. As a result of the Symbion acquisition, approximately $179.0 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the NovaMed acquisition, approximately $17.0 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of the NSH acquisition, approximately $20.5 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. The Private Sale resulted in an ownership change as defined in Section 382. As a result, approximately $449.7 million in NOL carryforwards are subject to an annual Section 382 base limitation of $14.2 million. At this time, the Company does not believe this limitation, when combined with amounts allowable due to net unrecognized built in gains, will affect its ability to use any NOLs before they expire. However, no such assurances can be provided. If the Company's ability to utilize its NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on the Company's business, prospects, results of operations and financial condition.
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017 (Successor). The Tax Act reduces the US federal corporate tax rate from 35% to 21%, allows for 100% expensing of qualified capital expenditures, and limits interest expense deductions beginning in 2018.
The Company's accounting for the Tax Act is incomplete. As noted at year-end, however, the Company was able to reasonably estimate certain effects and, therefore, recorded a provisional adjustment associated with the tax rate change. The Company has not made any additional measurement-period adjustments to this item during the first or second quarter, because the Company requires additional time to complete the accounting for its 2017 temporary book/tax differences. However, the Company is continuing to gather information to complete its accounting for this item and expect to complete the accounting within the prescribed measurement period.
For the following tax reform items, the Company was able to reasonably estimate certain effects of the Tax Act in the second quarter and, therefore, recorded provisional adjustments as follows:
Interest Expense Limitation: Under the Tax Act, interest expense is limited to 30% of the Company’s adjusted taxable income beginning in 2018 resulting in a temporary book to tax difference. Any disallowed interest expense may be carried forward indefinitely. The Company was able to reasonably estimate the interest limitation and recorded an estimate for the disallowed interest expense. The provisional amount of disallowed interest expense as of June 30, 2018 is $46.3 million. The Company has recorded a valuation allowance of $6.9 million on a tax-effected basis against the deferred tax asset resulting from the disallowed interest expense. However, the Company is continuing to gather additional information to more precisely compute the amount of the interest limitation, and the accounting for this item is not yet complete as the Company is waiting for additional guidance to be released around the application of the law. The Company expects to complete its accounting within the prescribed measurement period.
100% Bonus Depreciation: Qualified capital expenditures placed in service after September 27, 2017 are eligible for 100% expensing under the Tax Act. The Company was able to reasonably estimate the 100% bonus depreciation expense and made a provisional estimate in the second quarter. However, the Company is continuing to gather additional information to more precisely compute the amount of 100% bonus depreciation, and the accounting for this item is not yet complete because the Company needs additional time to complete an accurate and thorough analysis of its fixed assets. The Company expects to complete its accounting within the prescribed measurement period.
The Company's effective tax rate was 35.0% for the six months ended June 30, 2018 (Successor), compared to 9.2% for the six months ended June 30, 2017 (Predecessor). The increase in the effective tax rate was primarily due to the Tax Act, which implemented an interest expense limitation resulting in a deferred tax asset that required a valuation allowance to be reported at its net realizable value. The Company recorded additional tax expense in 2018 to account for the gain on divestitures and valuation allowances on state tax attributes resulting from legislative changes enacted during the second quarter. The effective tax rate was further impacted by the Tax Act due to the reduced the U.S. federal corporate income tax rate, as discussed above, effective January 1, 2018.
7. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through third party commercial insurance carriers in amounts that management believes is sufficient for the Company's operations, although, potentially, some claims may exceed the scope of coverage in effect. The professional and general insurance coverage is on a claims-made basis. Workers' compensation insurance is on an occurrence basis. Plaintiffs in these matters may

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity.
Insurance Reserves
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of June 30, 2018 (Successor) and December 31, 2017 (Successor) are $22.5 million and $21.0 million, respectively. The balances include expected insurance recoveries of $14.3 million and $12.8 million, respectively.
Laws and Regulations
Laws and regulations governing the Company's business, including those relating to the Medicare and Medicaid programs, are complex and subject to interpretation. These laws and regulations govern every aspect of how the Company's surgical facilities conduct their operations, from licensing requirements to how and whether the Company's facilities may receive payments pursuant to the Medicare and Medicaid programs. Compliance with such laws and regulations can be subject to future government agency review and interpretation as well as legislative changes to such laws. Noncompliance with such laws and regulations may subject the Company to significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs. From time to time, governmental regulatory agencies will conduct inquiries of the Company's practices, including, but not limited to, the Company's compliance with federal and state fraud and abuse laws, billing practices and relationships with physicians. On October 23, 2017, the Company received a civil investigative demand (“CID”) from the federal government under the False Claims Act (“FCA”) for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. The government’s investigation remains ongoing and the Company intends to continue to respond to the CID and engage in further discussions with the U.S. Attorney’s Office in connection with the FCA investigation. In addition, the Company has been informed by CMS that payments to its diagnostic laboratory, Logan Laboratories, have been suspended pending further investigation by CMS. The Company is unable to predict the duration, scope or outcome of these investigations. While it is possible that a loss related to these matters may be incurred, given the ongoing nature of these investigations, management cannot reasonably estimate the potential magnitude of any such loss or range of loss, or the cost of the ongoing investigation, the entirety of which has been recorded in our operating expenses to date. An adverse outcome in these matters or any related litigation, including a determination that we were not, or are not, in compliance with the existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on the Company’s financial condition and results of operations. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2017 under the heading “Risk Factors - Risks Related to Government Regulation - Companies within the healthcare industry continue to be the subject of federal and state audits and investigations, and we may be subject to such audits and investigations, including actions for false and other improper claims.”
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Assuming the Company’s effective tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates that the total remaining amounts payable under the TRA was approximately $65.1 million as of both June 30, 2018 (Successor) and December 31, 2017 (Successor). As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $46.6 million as of June 30, 2018 (Successor) and $44.3 million as of December 31, 2017 (Successor).
Contingent Consideration
In connection with certain acquisitions during 2016, pursuant to the applicable purchase agreements, the Company was required to pay consideration to the prior owners of the applicable facilities should the requirements for continuing employment agreed to in the purchase agreements be met. In accordance with ASC 805, Business Combinations, contingent consideration with a continuing employment provision is recognized ratably over the defined performance period as compensation expense. As disclosed in the footnotes to the condensed consolidated statements of operations, the Company recognized contingent acquisition compensation expense of $0.5 million and $1.8 million for three months ended June 30, 2018 (Successor) and 2017 (Predecessor), respectively and $1.0 million and $3.8 million for six months ended June 30, 2018 (Successor) and 2017 (Predecessor), respectively.
Other
In connection with the Company's integration of the corporate office functions related to the acquisition of NSH, the Company incurred $4.5 million in estimated severance costs. The estimated costs were included as transaction and integration costs in the condensed consolidated statement of operations for the three and six months ended June 30, 2018 (Successor) and as a component of accrued payroll and benefits in the condensed consolidated balance sheet as of June 30, 2018 (Successor).

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Segment Reporting
The Company operates in three major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities, the operation of ancillary services and the operation of optical services. "All other" primarily consists of the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Successor	Predecessor	Successor	Predecessor
Revenues:
Surgical facility services	$420,404	$262,810	$814,470	$520,960
Ancillary services	21,592	22,640	41,936	47,852
Optical services	2,779	2,903	5,738	5,724
Total revenues	$444,775	$288,353	$862,144	$574,536

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Successor	Predecessor	Successor	Predecessor
Adjusted EBITDA:
Surgical facility services	$75,547	$49,946	$142,014	$98,187
Ancillary services	996	429	2,050	4,211
Optical services	691	883	1,516	1,659
All other (1)	(21,834)	(14,203)	(43,103)	(26,895)
Total Adjusted EBITDA (2)	$55,400	$37,055	$102,477	$77,162

(1)
Prior to the third quarter of 2017, the all other component was disaggregated and presented below the Adjusted EBITDA attributable to the reportable operating segments in the Adjusted EBITDA reconciliation table. The Company has conformed the prior periods to align to the current year presentation. These changes had no effect on the Company’s reportable operating segments, which are presented consistent with prior periods.

(2)
When the Company uses the term “Adjusted EBITDA,” it is referring to income before income taxes adjusted for (a) net income attributable to non-controlling interests, (b) depreciation and amortization, (c) interest expense, net, (d) equity-based compensation, (e) contingent acquisition compensation expense, (f) transaction, integration and acquisition costs, (g) gain on litigation settlement, (h) reserve adjustments and (i) loss on disposals and deconsolidations, net. Adjusted EBITDA is the primary profit/loss metric reviewed by the chief operating decision maker in making key business decisions and on allocation of resources. Adjusted EBITDA is not a measurement of financial performance under GAAP, and should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating the Company's financial performance. The Company's calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Successor	Predecessor	Successor	Predecessor

Adjusted EBITDA	$55,400	$37,055	$102,477	$77,162
Net income attributable to non-controlling interests	23,772	16,098	46,418	33,274
Depreciation and amortization	(16,685)	(11,417)	(32,434)	(22,525)
Interest expense, net	(35,933)	(25,600)	(70,209)	(50,782)
Equity-based compensation	(2,780)	(1,435)	(4,777)	(2,069)
Contingent acquisition compensation expense	(504)	(1,814)	(1,007)	(3,847)
Transaction, integration and acquisition costs (1)	(12,445)	(4,137)	(17,930)	(4,728)
Gain on litigation settlement	—	3,794	—	3,794
Reserve adjustments (2)	—	—	(4,779)	—
Loss on disposals and deconsolidations, net	(3,197)	(405)	(3,244)	(1,601)
Income before income taxes	$7,628	$12,139	$14,515	$28,678

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
This amount includes transaction and integration costs of $11.6 million and $2.9 million for the three months ended June 30, 2018 (Successor) and 2017 (Predecessor), respectively, and acquisition costs of $0.8 million and $1.2 million for the three months ended June 30, 2018 (Successor) and 2017 (Predecessor), respectively. This amount includes transaction and integration costs of $16.7 million and $3.2 million for the six months ended June 30, 2018 (Successor) and 2017 (Predecessor), respectively, and acquisition costs of $1.2 million and $1.5 million for the six months ended June 30, 2018 (Successor) and 2017 (Predecessor), respectively.

(2)	This amount represents adjustments to revenue in connection with applying consistent policies across the combined company as a result of the integration of Surgery Partners and NSH.

	Successor
	June 30, 2018	December 31, 2017
Assets:
Surgical facility services	$4,088,768	$4,072,521
Ancillary services	111,905	104,274
Optical services	51,029	48,309
All other	332,028	397,669
Total assets	$4,583,730	$4,622,773

	Six Months Ended June 30,
	2018	2017
	Successor	Predecessor
Cash purchases of property and equipment, net:
Surgical facility services	$13,200	$11,266
Ancillary services	266	1,740
Optical services	34	68
All other	2,443	2,028
Total cash purchases of property and equipment, net	$15,943	$15,102

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
Executive Overview
The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the transactions that were effective August 31, 2017. Accordingly, the discussion and analysis of historical periods do not reflect the significant impact the transactions had. As discussed in the notes to the condensed consolidated financial statements included in this report, in connection with the change of control effective August 31, 2017, we elected to apply “pushdown” accounting. You should read the following discussion together with our historical financial statements and related notes included elsewhere herein.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the six months ended June 30, 2018, we completed acquisitions of one surgical facility in a new market, a surgical facility in an existing market, which was merged into an existing facility, a physician practice, and an integrated physician practice, including multiple practice and surgical facility locations, in an existing market for an aggregate investment of $46.8 million.
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Patient service revenues:
Surgical facilities revenues	92.6%	90.5%	93.0%	90.1%
Ancillary services revenues	4.9%	7.9%	4.9%	8.3%
	97.5%	98.4%	97.9%	98.4%
Other service revenues:
Optical services revenues	0.6%	1.0%	0.7%	1.0%
Other	1.9%	0.6%	1.4%	0.6%
	2.5%	1.6%	2.1%	1.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Private insurance payors	53.5%	49.6%	53.5%	49.5%
Government payors	38.6%	41.7%	38.7%	41.6%
Self-pay payors	3.1%	2.0%	3.1%	2.1%
Other payors (1)	4.8%	6.7%	4.7%	6.8%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Gastrointestinal	21.7%	23.7%	21.4%	23.4%
General surgery	2.9%	2.3%	3.0%	2.3%
Ophthalmology	25.8%	28.8%	25.8%	28.6%
Orthopedic and pain management	37.0%	32.7%	37.3%	33.2%
Other	12.6%	12.5%	12.5%	12.5%
Total	100.0%	100.0%	100.0%	100.0%

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Case Growth
Same-facility Information
Same-facility revenues include revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior period) along with the revenues from our ancillary services comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services and optical services that complement our surgical facilities in our existing markets. The below table reflects the pro forma effect of the NSH acquisition for the three and six months ended June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Cases	$141,875	$143,933	$276,193	$283,843
Case growth	(1.4)%	N/A	(2.7)%	N/A
Revenue per case	$3,345	$3,201	$3,343	$3,210
Revenue per case growth	4.5%	N/A	4.1%	N/A
Number of facilities	113	N/A	113	N/A
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
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 59 days for the six months ended June 30, 2018 and 61 days for the year ended December 31, 2017.
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2017 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2017.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following table summarizes certain results from the statements of operations for the three months ended June 30, 2018 and 2017. The table also shows the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$444,775	100.0%	$288,353	100.0%
Operating expenses:
Cost of revenues	340,090	76.5%	216,452	75.1%
General and administrative expenses (1)	26,099	5.9%	18,655	6.5%
Depreciation and amortization	16,685	3.8%	11,417	4.0%
Provision for doubtful accounts	8,196	1.8%	5,788	2.0%
Income from equity investments	(2,560)	(0.6)%	(1,052)	(0.4)%
Loss on disposals and deconsolidations, net	3,197	0.7%	405	0.1%
Transaction and integration costs	11,639	2.6%	2,904	1.0%
Gain on litigation settlement	—	—%	(3,794)	(1.3)%
Other income	(2,132)	(0.5)%	(161)	(0.1)%
Total operating expenses	401,214	90.2%	250,614	86.9%
Operating income	43,561	9.8%	37,739	13.1%
Interest expense, net	(35,933)	(8.1)%	(25,600)	(8.9)%
Income before income taxes	7,628	1.7%	12,139	4.2%
Income tax expense	3,318	0.7%	512	0.2%
Net income	4,310	1.0%	11,627	4.0%
Less: Net income attributable to non-controlling interests	(23,772)	(5.3)%	(16,098)	(5.6)%
Net loss attributable to Surgery Partners, Inc.	$(19,462)	(4.4)%	$(4,471)	(1.6)%

(1)	Includes contingent acquisition compensation expense of $0.5 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively.
Overview. During the three months ended June 30, 2018, our revenues increased 54.2% to $444.8 million compared to $288.4 million for the three months ended June 30, 2017. Revenue growth for the period was primarily attributable to the acquisition of NSH (closed on August 31, 2017). We incurred a net loss attributable to Surgery Partners, Inc. of $19.5 million for the 2018 period, compared to $4.5 million for the 2017 period.
Revenues. Revenues for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Dollar Variance	Percent Variance

Patient service revenues	$433,535	$283,834	$149,701	52.7%
Optical service revenues	2,778	2,903	(125)	(4.3)%
Other service revenues	8,462	1,616	6,846	423.6%
Total revenues	$444,775	$288,353	$156,422	54.2%
Patient service revenues increased 52.7% to $433.5 million for the three months ended June 30, 2018 compared to $283.8 million for the three months ended June 30, 2017. The increase in patient service revenues was primarily attributable to the acquisition of NSH, which contributed $146.4 million, during the 2018 period.
Cost of Revenues. Cost of revenues increased 57.1%, to $340.1 million for the three months ended June 30, 2018 compared to $216.5 million for the three months ended June 30, 2017. The increase includes $117.4 million in the 2018 period related to the acquisition of NSH.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The remaining increase is primarily due to an increase in supply costs due to a higher acuity case mix. As a percentage of revenues, cost of revenues were 76.5% for the 2018 period and 75.1% for the 2017 period.
General and Administrative Expenses. General and administrative expenses increased 39.9%, to $26.1 million for the three months ended June 30, 2018 compared to $18.7 million for the three months ended June 30, 2017. The increase includes $3.0 million in the 2018 period related to the acquisition of NSH and an increase in stock compensation expense of $1.3 million. The remaining increase is primarily due to continued investment in our corporate infrastructure. As a percentage of revenues, general and administrative expenses decreased to 5.9% for the 2018 period compared to 6.5% for the 2017 period.
Depreciation and Amortization. Depreciation and amortization increased 46.1%, to $16.7 million for the three months ended June 30, 2018 compared to $11.4 million for the three months ended June 30, 2017. The increase includes $6.2 million in the 2018 period attributable to the acquisition of NSH, slightly offset by a decrease of $0.9 million primarily due to the remeasurement of assets at fair value in connection with the application of pushdown accounting. As a percentage of revenues, depreciation and amortization expenses decreased to 3.8% for the 2018 period compared to 4.0% for the 2017 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased 41.6%, to $8.2 million for the three months ended June 30, 2018 compared to $5.8 million for the three months ended June 30, 2017. The increase includes $3.1 million in the 2018 period attributable to the acquisition of NSH, offset by a decrease of $0.7 million as a result of favorable collection efforts. As a percentage of revenues, the provision for doubtful accounts decreased to 1.8% for the 2018 period compared to 2.0% for the 2017 period.
Income from Equity Investments. The income from equity investments increased 143.3%, to $2.6 million for the three months ended June 30, 2018 compared to $1.1 million for the three months ended June 30, 2017. The increase is primarily attributable to the acquisition of NSH which added four equity method investment entities to our structure, contributing $1.2 million in the 2018 period.
Loss on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $3.2 million for the three months ended June 30, 2018, including a net loss of $1.5 million on the sale of surgical facilities and $2.8 million on disposals of other long-lived assets, offset by a net gain of $1.1 million on the deconsolidation of a surgical facility. The net loss on disposals and deconsolidations for the 2017 period was attributable to disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $11.6 million of transaction and integration costs for the three months ended June 30, 2018 compared to $2.9 million for the three months ended June 30, 2017. The increase is primarily relates to reorganization costs as we continue to invest in our infrastructure and costs related to the integration of the NSH acquisition, which includes approximately $4.5 million in severance costs incurred during the period related to the integration of the corporate office functions.
Operating Income. Our operating income margin for the three months ended June 30, 2018 was 9.8% compared to 13.1% during the three months ended June 30, 2017. During the three months ended June 30, 2018, we recorded $11.6 million of transaction and integration costs, contingent acquisition compensation expense of $0.5 million, a net loss on disposals and deconsolidations of $3.2 million and an other income of $2.1 million. Excluding the impact of these items, our operating income margin was 12.8% for the three months ended June 30, 2018.
During the three months ended June 30, 2017, we recorded a gain on litigation settlement of $3.8 million, transaction and integration costs related to acquisitions of $2.9 million, contingent acquisition compensation expense of $1.8 million and a loss on disposals and deconsolidations, net, of $0.4 million. Excluding the impact of these items, our operating income margin was 13.5% for the three months ended June 30, 2017.
Interest Expense, Net. Interest expense, net, increased 40.4%, to $35.9 million for the three months ended June 30, 2018 compared to $25.6 million for the three months ended June 30, 2017. As a percentage of revenues, interest expense, net decreased to 8.1% for the 2018 period compared to 8.9% for the 2017 period. The increase primarily relates to the issuance of our $370 million Senior Unsecured Notes on June 30, 2017 due 2025 and an increase in our variable rate debt due to the refinancing of our Senior Secured Credit Facility as of August 31, 2017.
Income Tax Expense.  The income tax expense was $3.3 million for the three months ended June 30, 2018 compared to $0.5 million for the three months ended June 30, 2017. The effective tax rate was 43.5% for the three months ended June 30, 2018 compared to 4.2% for the three months ended June 30, 2017. The increase in the effective tax rate was primarily due to the Tax Act, which implemented an interest expense limitation resulting in a deferred tax asset that required a valuation allowance to be reported at its net realizable value. The Company recorded additional tax expense in 2018 to account for the gain on divestitures and valuation allowances on state tax attributes resulting from legislative changes enacted during the second quarter. The effective tax rate was further impacted by the Tax Act due to the reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $23.8 million for the three months ended June 30, 2018 compared to $16.1 million for the three months ended June 30, 2017. The increase includes $7.8 million in the 2018 period attributable to the acquisition of NSH, slightly offset by a decrease of $0.1 million primarily due to a decrease in operating income. As a percentage of revenues, net income attributable to non-controlling interests was 5.3% in the 2018 period and 5.6% for the 2017 period.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table summarizes certain results from the statements of operations for the six months ended June 30, 2018 and 2017. The table also shows the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$862,144	100.0%	$574,536	100.0%
Operating expenses:
Cost of revenues	667,402	77.4%	428,400	74.6%
General and administrative expenses (1)	50,251	5.8%	34,196	6.0%
Depreciation and amortization	32,434	3.8%	22,525	3.9%
Provision for doubtful accounts	14,233	1.7%	11,463	2.0%
Income from equity investments	(4,422)	(0.5)%	(2,252)	(0.4)%
Loss on disposals and deconsolidations, net	3,244	0.4%	1,601	0.3%
Transaction and integration costs	16,672	1.9%	3,241	0.6%
Gain on litigation settlement	—	—%	(3,794)	(0.7)%
Other income	(2,394)	(0.3)%	(304)	(0.1)%
Total operating expenses	777,420	90.2%	495,076	86.2%
Operating income	84,724	9.8%	79,460	13.8%
Interest expense, net	(70,209)	(8.1)%	(50,782)	(8.8)%
Income before income taxes	14,515	1.7%	28,678	5.0%
Income tax expense	5,080	0.6%	2,629	0.5%
Net income	9,435	1.1%	26,049	4.5%
Less: Net income attributable to non-controlling interests	(46,418)	(5.4)%	(33,274)	(5.8)%
Net loss attributable to Surgery Partners, Inc.	$(36,983)	(4.3)%	$(7,225)	(1.3)%

(1)	Includes contingent acquisition compensation expense of $1.0 million and $3.8 million for the six months ended June 30, 2018 and 2017, respectively.
Overview. During the six months ended June 30, 2018, our revenues increased 50.1% to $862.1 million compared to $574.5 million for the six months ended June 30, 2017. Revenue growth for the period was primarily attributable to the acquisition of NSH (closed on August 31, 2017). We incurred a net loss attributable to Surgery Partners, Inc. of $37.0 million for the 2018 period, compared to $7.2 million for the 2017 period.
Revenues. Revenues for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	Dollar Variance	Percent Variance

Patient service revenues	$844,281	$565,480	$278,801	49.3%
Optical service revenues	5,738	5,724	14	0.2%
Other service revenues	12,125	3,332	8,793	263.9%
Total revenues	$862,144	$574,536	$287,608	50.1%
Patient service revenues increased 49.3% to $844.3 million for the six months ended June 30, 2018 compared to $565.5 million for the six months ended June 30, 2017. The increase in patient service revenues was primarily attributable to the acquisition of NSH, which contributed $286.2 million during the 2018 period, offset by a decline in our ancillary service business and adjustments to revenue recorded in the first quarter in connection with applying consistent revenue policies across the combined company.
Cost of Revenues. Cost of revenues increased 55.8%, to $667.4 million for the six months ended June 30, 2018 compared to $428.4 million for the six months ended June 30, 2017. The increase includes $226.6 million in the 2018 period related to the acquisition of NSH.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The remaining increase is primarily due to an increase in supply costs due to a higher acuity case mix. As a percentage of revenues, cost of revenues were 77.4% for the 2018 period and 74.6% for the 2017 period.
General and Administrative Expenses. General and administrative expenses increased 46.9%, to $50.3 million for the six months ended June 30, 2018 compared to $34.2 million for the six months ended June 30, 2017. The increase includes $6.4 million in the 2018 period related to the acquisition of NSH and an increase in stock compensation expense of $2.7 million. The remaining increase is primarily due to continued investment in our corporate infrastructure. As a percentage of revenues, general and administrative expenses decreased to 5.8% for the 2018 period compared to 6.0% for the 2017 period.
Depreciation and Amortization. Depreciation and amortization increased 44.0%, to $32.4 million for the six months ended June 30, 2018 compared to $22.5 million for the six months ended June 30, 2017. The increase includes $12.7 million in the 2018 period attributable to the acquisition of NSH, offset by a decrease of $2.8 million primarily due to the remeasurement of assets at fair value in connection with the application of pushdown accounting. As a percentage of revenues, depreciation and amortization expenses were 3.8% for the 2018 period and 3.9% for the 2017 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased 24.2%, to $14.2 million for the six months ended June 30, 2018 compared to $11.5 million for the six months ended June 30, 2017. The increase includes $6.7 million in the 2018 period attributable to the acquisition of NSH, offset by a decrease of $3.9 million as a result of favorable collection efforts. As a percentage of revenues, the provision for doubtful accounts was 1.7% for the 2018 period and 2.0% for the 2017 period.
Income from Equity Investments. The income from equity investments increased 96.4%, to $4.4 million for the six months ended June 30, 2018 compared to $2.3 million for the six months ended June 30, 2017. The increase is primarily attributable to the acquisition of NSH which added four equity method investment entities to our structure, contributing $2.0 million in the 2018 period.
Loss on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $3.2 million for the six months ended June 30, 2018, including a net loss of $1.5 million on the sale of surgical facilities and $2.8 million on disposals of other long-lived assets, offset by a net gain of $1.1 million on the deconsolidation of a surgical facility. The net loss on disposals and deconsolidations for the 2017 period was attributable to disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $16.7 million of transaction and integration costs for the six months ended June 30, 2018 compared to $3.2 million for the six months ended June 30, 2017. The increase is primarily relates to reorganization costs as we continue to invest in our infrastructure and costs related to the integration of the NSH acquisition, which includes approximately $4.5 million in severance costs incurred during the period related to the integration of the corporate office functions.
Operating Income. Our operating income margin for the six months ended June 30, 2018 was 9.8% compared to 13.8% during the six months ended June 30, 2017. During the six months ended June 30, 2018, we recorded $16.7 million of transaction and integration costs, contingent acquisition compensation expense of $1.0 million, a net loss on disposals and deconsolidations of $3.2 million and an other income of $2.4 million. Excluding the impact of these items, our operating income margin was 12.0% for the six months ended June 30, 2018.
During the six months ended June 30, 2017, we recorded a gain on litigation settlement of $3.8 million, transaction and integration costs related to acquisitions of $3.2 million, contingent acquisition compensation expense of $3.8 million and a net loss on disposals and deconsolidations of $1.6 million. Excluding the impact of these items, our operating income margin was 14.7% for the six months ended June 30, 2017.
Interest Expense, Net. Interest expense, net, increased 38.3%, to $70.2 million for the six months ended June 30, 2018 compared to $50.8 million for the six months ended June 30, 2017. As a percentage of revenues, interest expense, net was 8.1% for the 2018 period compared to 8.8% for the 2017 period. The increase primarily relates to the issuance of our $370 million Senior Unsecured Notes on June 30, 2017 due 2025 and an increase in our variable rate debt due to the refinancing of our Senior Secured Credit Facility as of August 31, 2017.
Income Tax Expense.  The income tax expense was $5.1 million for the six months ended June 30, 2018 compared to $2.6 million for the six months ended June 30, 2017. The effective tax rate was 35.0% for the six months ended June 30, 2018 compared to 9.2% for the six months ended June 30, 2017. The increase in the effective tax rate was primarily due to the Tax Act, which implemented an interest expense limitation resulting in a deferred tax asset that required a valuation allowance to be reported at its net realizable value. The Company recorded additional tax expense in 2018 to account for the gain on divestitures and valuation allowances on state tax attributes resulting from legislative changes enacted during the second quarter. The effective tax rate was further impacted by the Tax Act due to the reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $46.4 million for the six months ended June 30, 2018 compared to $33.3 million for the six months ended June 30, 2017. The increase includes $17.2 million in the 2018 period attributable to the acquisition of NSH, offset by a decrease of $4.1 million primarily due to a decrease in operating income.As a percentage of revenues, net income attributable to non-controlling interests was 5.4% in the 2018 period and 5.8% for the 2017 period.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the six months ended June 30, 2018, our cash flow provided by operating activities was $69.6 million compared to $56.5 million in the six months ended June 30, 2017. The increase period over period is primarily attributable to the acquisition of NSH. At June 30, 2018, we had working capital of $176.0 million compared to $260.2 million at December 31, 2017.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2018 was $54.8 million, which included $15.9 million related to purchases of property and equipment. During the period, we paid approximately $47.9 million (net of cash acquired) related to acquisitions, which included: (a) purchase of two surgical facilities and a physician practice for $25.6 million, (b) purchase of an integrated physician practice, including multiple practice and surgical facility locations for $21.1 million, and (c) additional cash consideration related to the working capital settlement for the acquisition of NSH of $1.2 million. Further, we sold our controlling interests in three surgical facilities, retaining a non-controlling interest in one, for cash proceeds of $10.2 million.
Net cash used in investing activities during the six months ended June 30, 2017 was $29.2 million, which included $15.1 million related to purchases of property and equipment. Additionally, we purchased three physician practices for an aggregate purchase price of $14.2 million.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2018 was $93.7 million. During this period, we made distributions to non-controlling interest holders of $55.8 million and paid cash related to ownership transactions with consolidated affiliates of $0.1 million. Further, we made repayments on our long-term debt of $45.4 million offset by borrowings of $21.4 million. In addition, we made preferred dividend payments of $7.8 million and repurchased $2.0 million of our common stock pursuant to our $50 million repurchase program announced on December 15, 2017.
Net cash used in financing activities during the six months ended June 30, 2017 was $39.9 million. During this period, we made distributions to non-controlling interest holders of $36.8 million and paid cash related to ownership transactions with consolidated affiliates of $0.7 million. Further, we made repayments on our long-term debt of $113.4 million offset by borrowings of $119.8 million. Our repayments and borrowings include a $104.0 million draw down and subsequent repayment of $98.0 million on our Revolver during the period. In addition, we paid debt issuance costs of $0.9 million and paid $6.6 million to be held in escrow for the issuance of the 2025 Unsecured Notes.
Debt
As of June 30, 2018, the carrying value of our total indebtedness, including capital leases, was $2.176 billion, consisting of outstanding aggregate principal of $2.174 billion and net unamortized fair value premium of $2.1 million.
2017 Senior Secured Credit Facilities
We have term loan borrowings with a carrying value of $1.274 billion, consisting of outstanding aggregate principal of $1.280 billion and unamortized fair value discount of $5.9 million (the "Term Loan"). The Term Loan matures on August 31, 2024 (or, if at least 50.0% of the 2021 Unsecured Notes (as defined below) shall have not either been repaid or refinanced with permitted indebtedness having a maturity date not earlier than six months after the maturity date of the Term Loan by no later than October 15, 2020, then October 15, 2020). The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan.
We have a revolving credit facility providing for revolving borrowings of up to $75.0 million (the "Revolver" and, together with the Term Loan, the "2017 Senior Secured Credit Facilities"). The Revolver will mature on August 31, 2022 (or, if at least 50.0% of the 2021 Notes have not either been repaid or refinanced with permitted indebtedness having a maturity date not earlier than six months after the maturity date of the Term Loan by no later than October 15, 2020, then October 15, 2020). As of June 30, 2018, our availability on the Revolver was $71.9 million (including outstanding letters of credit of $3.1 million).
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Senior Unsecured Notes
We have senior unsecured notes due April 15, 2021 with a carrying value of $408.0 million, consisting of outstanding aggregate principal of $400.0 million and unamortized fair value premium of $8.0 million (the "2021 Unsecured Notes"). The 2021 Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year.
We have $370.0 million aggregate principal amount of senior unsecured notes due July 1, 2025 outstanding (the "2025 Unsecured Notes"). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year.
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $98.4 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and capital lease obligations of $25.4 million for which we are liable to various vendors for several property and equipment leases classified as capital leases.
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
When we use the term “EBITDA,” we are referring to income before income taxes, adjusted for net income attributable to non-controlling interests, interest expense, net and depreciation and amortization. Non-controlling interests represent the interests of third parties, such as physicians, and in some cases, healthcare systems that own an interest in surgical facilities that we consolidate for financial reporting purposes. Our operating strategy is to apply a market-based approach in structuring our partnerships with individual market dynamics driving the structure. We believe that it is helpful to investors to present EBITDA as defined above because it excludes the portion of net income attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by our surgical facilities and other operations.
When we use the term "Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for equity-based compensation expense, transaction, integration and acquisition costs, contingent acquisition compensation expense, reserve adjustments, loss on disposals and deconsolidations, net and gain on litigation settlement. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table reconciles EBITDA and Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in thousands and unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$7,628	$12,139	$14,515	$28,678
Minus:
Net income attributable to non-controlling interests	23,772	16,098	46,418	33,274
Plus:
Interest expense, net	35,933	25,600	70,209	50,782
Depreciation and amortization	16,685	11,417	32,434	22,525
EBITDA	36,474	33,058	70,740	68,711
Plus (minus):
Equity-based compensation	2,780	1,435	4,777	2,069
Transaction, integration and acquisition costs (1)	12,445	4,137	17,930	4,728
Reserve adjustments (2)	—	—	4,779	—
Loss on disposals and deconsolidations, net	3,197	405	3,244	1,601
Contingent acquisition compensation expense	504	1,814	1,007	3,847
Gain on litigation settlement	—	(3,794)	—	(3,794)
Adjusted EBITDA	$55,400	$37,055	$102,477	$77,162

(1)
This amount includes transaction and integration costs of $11.6 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively, and acquisition costs of $0.8 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively. This amount includes transaction and integration costs of $16.7 million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively, and acquisition costs of $1.2 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively.

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
When we use the term “Credit Agreement EBITDA,” we are referring to Adjusted EBITDA, as defined above, further adjusted for other items related to our historical financial performance during the trailing twelve month period, including gain on acquisition escrow release, gain on amendment to tax receivable agreement, tax receivable agreement benefit, loss on debt refinancing, and the estimated impact of the hurricanes and one-time adjustment to revenue that occurred in the third quarter of 2017. Also included are adjustments for acquisitions and non-cash expenses. These adjustments do not relate to our historical financial performance and instead relate to estimates compiled by our management and calculated in conformance with the definition of “Consolidated EBITDA” used in the credit agreements governing our credit facilities.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in thousands and unaudited):

Twelve Months Ended June 30, 2018

Cash flows from operating activities	$134,112
Minus:
Net income attributable to non-controlling interests	94,865
Plus (minus):
Non-cash interest income, net	172
Deferred income taxes	(54,261)
Provision for doubtful accounts	(31,522)
Income from equity investments, net of distributions received	(443)
Changes in operating assets and liabilities, net of acquisitions and divestitures	5,306
Income tax expense	56,001
Interest expense, net	137,096
Transaction, integration and acquisition costs	30,209
Reserve adjustments	4,779
Contingent acquisition compensation expense	4,199
Gain on acquisition escrow release	(1,167)
Hurricane estimated impact	5,000
Reserve impact	14,868
Acquisitions (1)	49,588
Non-cash expenses	2,105
Credit Agreement EBITDA	$261,177

(1)
Represents impact of acquired anesthesia entities, physician practices and surgical facilities as if each acquisition had occurred on July 1, 2017 including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with the NSH acquisition. Further, this includes revenue synergies from other business initiatives as defined in the Credit Agreement.

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
Certificates of Need and Licensure
Capital expenditures for the construction of new healthcare facilities, the addition of beds or new healthcare services or the acquisition of existing healthcare facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In these states, approvals, generally known as certificates of need ("CON"), are required for capital expenditures exceeding certain preset monetary thresholds for the development, acquisition and/or expansion of certain facilities, equipment, or services, including those involving surgical facilities. Failure to comply with CON requirements could result in fines and/or penalties, including loss of licensure. We have a concentration of surgical facilities in certificate of need states as we believe the regulations present a competitive advantage to existing operators.
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
Additionally, until Congress explicitly appropriates funding, President Trump ordered the Centers for Medicare and Medicaid Services (“CMS") to stop making payments to insurers that were designed to offset the cost of reductions in out-of-pocket expenses (deductibles and coinsurance) that insurers are required to provide to certain enrollees whose incomes are below certain specified levels. It is uncertain whether and when Congress will enact legislation appropriating such funds, and it is therefore uncertain whether these payments will be reinstated in the future. This uncertainty has reduced the number of health plans participating in the Exchanges and has reduced the total number of individuals covered through the Exchanges. The Trump administration has recently taken additional actions that may modify the impact of the Affordable Care Act. For example, the administration has revised federal regulations to create more opportunities for individuals to purchase insurance outside of the individual and small group insurance markets through short-term, limited duration health insurance policies and association health plans, which are subject to fewer regulations than comprehensive individual market health insurance plans. In addition, the Trump administration has taken steps to approve state requests to modify Medicaid eligibility standards, including the imposition of work and community engagement requirements, which may reduce Medicaid eligibility. These actions have added to market uncertainty, may reduce the number of health plans participating in the Exchanges, may increase insurance market premiums, and may reduce the number of individuals covered in the individual insurance market.
Initiatives to repeal the Affordable Care Act, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent and have increased as a result of the 2016 election. The ultimate outcomes of legislative attempts to repeal or amend the Affordable Care Act and legal challenges to the Affordable Care Act are unknown. There have been numerous pieces of legislation introduced in Congress for the repeal and replacement of the Affordable Care Act. Republicans and President Trump repealed the individual mandate, effective in calendar year 2019, as part of their tax reform legislation, but did not pass the broader repeal legislation that was being considered throughout 2017. The repeal of the individual mandate will provide tax relief to individuals who forgo insurance coverage, but it is also predicted to reduce the number of covered individuals and cause premiums to increase in the individual and small group insurance markets as healthier individuals choose to not purchase coverage. Republicans have continued to call for a substantial reduction in federal spending over the next ten years primarily related to the termination of federal funding for the expanded eligibility for Medicaid coverage. Such legislation, if enacted, may have a significant impact on the reimbursement for healthcare services generally, and may cause more individuals to become uninsured, rendering them unable to afford healthcare services offered by the Company. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on the Company.
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
Medicare and Medicaid Private Contractor Audits
CMS has implemented a number of programs that use private contractors that contract with CMS to identify overpayments and underpayments and other potential sources of billing fraud. These contractors, known as Recovery Audit Contractors (“RACs”) and Unified Program Integrity Contractors (“UPICs”) conduct both post-payment and pre-payment review of claims submitted by Medicare providers. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. Our facilities and providers continue to receive letters from auditors such as RACs and UPICs requesting repayment of alleged overpayments for services and incur expenses associated with responding to and appealing these determinations, as well as the costs of repaying any overpayments. Moreover, in recent years, the increase in Medicare payment appeals has created a backlog such that resolving appeals often takes multiple years.
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
Although all other repayments requested to date as a result of RAC, MIC and UPIC audits have not been material to our Company, we are unable to quantify the aggregate financial impact of these audits on our facilities given the pending appeals and uncertainty about the extent of future audits.
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
Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the Department of Health and Human Services (“HHS”). Among other things, these regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care. In addition, our facilities must maintain compliance with all applicable state and local laws and regulations. As of June 30, 2018, seven of our hospitals, which do not have an emergency room, have in place a protocol for the transfer of patients requiring emergency treatment that could be interpreted as inconsistent with a 2007 CMS survey and certification memorandum which clarified the expectation that even hospitals without emergency rooms are to appraise medical emergencies and provide initial treatment before facilitating a referral or transfer as appropriate. Such protocols could lead to an increased risk of a finding of noncompliance with CMS conditions of participation upon survey.
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
In addition, although we expect each physician-investor to utilize the ASC as an extension of his or her practice and ask each physician-investor to certify this practice, we cannot assure you that all physician-investors will derive at least one-third of their medical practice income from performing Medicare-covered ASC procedures, perform one-third of their procedures at the ASC (if multi-specialty) or inform their referred patients of their investment interests. Interests in our ASC joint ventures are purchased at what we believe to be fair market value. Investors who purchase at a later time generally pay more for a given percentage interest than founding investors. The result is that while all investors are paid distributions in accordance with their ownership interests, for ASCs where there are later purchases, we cannot meet the safe harbor requirement that return on investment is directly proportional to the amount of capital investment. The OIG has on several occasions reviewed investments relating to ASCs, and in Advisory Opinion No. 07-05, raised concerns that (a) purchases of interests from physicians might yield gains on investment rather than capital infusion to the ASCs, (b) such purchases could be meant to reward or influence the selling physicians’ referrals to the ASC or the hospital, and (c) such returns might not be directly proportional to the amount of capital invested. Nonetheless, we believe our fair market value purchase requirements and distribution policies comply with the Anti-Kickback Statute.
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
Federal Physician Self-Referral Law
Congress has enacted the federal physician self-referral law, or Stark Law, that prohibits certain self-referrals for healthcare services. As currently enacted, the Stark Law prohibits a practitioner, including a physician, dentist or podiatrist, from referring patients to an entity with which the practitioner or a member of his or her immediate family has a “financial relationship” for the provision of certain “designated health services” that are payable, in whole or in part, by Medicare unless an exception applies. The term “financial relationship” is broadly defined and includes most types of ownership and compensation relationships. The Stark Law also prohibits the entity from seeking payment from Medicare for services that are rendered through a prohibited referral and prohibits payment of federal financial participation payments to a state for designated health services payable by the state's Medicaid plan when the designated health service is furnished pursuant to a referral that would be prohibited by the Stark Law. If an entity is paid for services provided through a prohibited referral, it may be required to refund the payments. Violations of the Stark Law may also result in the imposition of damages equal to three times the amount improperly claimed and civil monetary penalties of up to $15,000 per prohibited claim and $100,000 per prohibited circumvention scheme and exclusion from

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

participation in state or federal healthcare programs. For the purposes of the Stark Law, the term “designated health services” is defined to include:

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
Eighteen of our facilities are licensed as hospitals as of June 30, 2018. The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation. Changes in the Affordable Care Act include:

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
Under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both whistleblower lawsuits and direct enforcement activity by the government have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs and other federal and state healthcare programs as a result of an investigation resulting from a whistleblower case. Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit or may otherwise be challenged or scrutinized by governmental authorities. Providers found liable for False Claims Act violations are subject to damages of up to three times the actual damage sustained by the government plus mandatory civil monetary penalties. The per claim penalties for False Claims Act violations occurring on or after November 2, 2015 and assessed after January 29, 2018 are between $11,181 and $22,363 per claim, and these penalty amounts are periodically readjusted for inflation. A determination that we have violated these laws could have a material adverse effect on us.
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
Federal and State Privacy and Security Requirements
The Health Insurance Portability and Accountability Act, Public Law 104-191, the Health Information Technology for Economic and Clinical Health Act, Public Law 111-5 § 13001 et seq., and their implementing regulations (collectively, “HIPAA”) govern the privacy, security, and breach of “protected health information” (“PHI”) by “covered entities” and “business associates”. A “covered entity” is a health plan, a health care clearinghouse, or a health care provider that engages in certain electronic transactions as described by HIPAA involving PHI. A “business associate” is a person that provides services to, or performs a function on behalf of, a covered entity involving the creation, receipt,

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

maintenance, or transmission of PHI by that person. Our affiliates and subsidiaries that own and operate surgical facilities or hospitals are generally covered entities. Our affiliates and subsidiaries that provide management or administrative services to surgical facilities or hospitals are generally business associates.
HIPAA requires that covered entities and business associates, such as our affiliates and subsidiaries, among other things: (i) appoint a privacy officer and a security officer; (ii) maintain written privacy, security, and breach notification compliance policies and procedures implementing the HIPAA privacy, security, and breach notification standards; (iii) conduct a comprehensive information security risk analysis and implement and review regularly the administrative, physical, and technical safeguards that the covered entity or business associate applies with respect to electronic PHI; (iv) report “breaches” of “unsecured PHI” to certain third parties; (v) enter into “business associate contracts” with upstream covered entities and downstream business associates or “subcontractors;” and (vi) train applicable “workforce” members regarding compliance with the HIPAA privacy, security, and breach notification standards, as well as the covered entity’s or business associate’s own written privacy, security, and breach notification compliance policies and procedures.
The HIPAA privacy standards apply to individually identifiable information held or disclosed by a covered entity or business associate in any form, whether communicated electronically, on paper or orally. These standards impose extensive administrative requirements on us. These standards require our compliance with rules governing the use and disclosure of this health information. They create rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf.
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
HIPAA breach notification standards require us to report breaches of unsecured PHI to certain third parties, including affected individuals, HHS, and the media.
Violations of the HIPAA privacy, security, and breach notification standards may result in civil money or criminal penalties. HHS has authority to impose civil money penalties against covered entities and business associates for failure to comply with HIPAA’s requirements. These penalties may range from $100 to $1.5 million per each violated requirement per year, depending on the culpability and knowledge of the covered entity or business associate. However, a single breach incident, investigation, or audit can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. HHS is required to conduct periodic compliance audits of covered entities and their business associates. HHS has allocated increased funding towards HIPAA enforcement activity, and such enforcement activity has seen an increase in recent years. We cannot predict whether our surgical facilities or hospitals will be selected for an audit, or the results of such an audit.
HIPAA authorizes state attorneys general to bring civil actions seeking either an injunction or damages in response to violations of the HIPAA privacy, security, and breach notification standards that affect their states’ residents.
Our facilities are also subject to any state laws that relate to privacy or the reporting of data breaches that are more restrictive than HIPAA. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain personal information, such as social security numbers, dates of birth and credit card information.
Adoption of Electronic Health Records
The HITECH Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009, included provisions designed to increase the use of EHR by both physicians and hospitals. Beginning in 2011 and extending through 2016, Medicare eligible hospitals and professionals could receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in 2015, those Medicare eligible hospitals and professionals that did not successfully demonstrate meaningful use of certified EHR technology began to be subject to reduced payments from Medicare. Starting in 2019, Medicare eligible professionals will no longer be subject to a downward payment adjustment for failing to demonstrate meaningful use. Instead, Medicare eligible professionals will receive a payment increase or reduction based on their participation in the Merit-based Incentive Payment System (“MIPS”) or an advanced alternative payment model (e.g., an accountable care organization meeting certain requirements). All Medicare eligible professionals that do not participate in an advanced alternative payment model will be subject to MIPS. MIPS evaluates Medicare eligible professionals on various quality and cost measures, as well as their use of certified EHR technology. These measures make up an overall MIPS performance score that is used by CMS to determine whether a Medicare eligible professional will receive an increase or reduction to its Medicare reimbursement. The payment increase or reduction in 2019 will be based on the Medicare eligible professional’s MIPS performance score in 2017. Our facilities licensed as hospitals began the implementation of certified EHR technology to qualify for incentives in 2012. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to avoid payment reductions. Continued implementation of certified EHR technology and compliance with the HITECH Act may result in significant costs.
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
A hospital found to have violated EMTALA may be subject to civil monetary penalties (“CMPs”) and termination of its Medicare provider agreement, which renders the hospital unable to participate in federal health care programs. CMPs for EMTALA violations found to have occurred in 2017 may be imposed against hospitals up to $104,826 per violation. This CMP amount is scheduled to increase annually in accordance with changes to the Consumer Price Index, as established by government mandate and published in the Federal Register. EMTALA also provides for a limited private right of action against hospitals, and as a result a hospital could be subject to claims for personal injury where an individual suffers harm as a result of an EMTALA violation, or where another medical facility suffers a financial loss as a direct result of a hospital’s violation of the law.
CMS has actively enforced EMTALA and has indicated that it will continue to do so in the future. Although we believe that our hospitals comply with EMTALA, given the complexities of the law and the heightened enforcement environment we cannot predict whether a particular patient care incident might trigger an investigation or whether CMS will implement even more stringent requirements in the future and, if so, whether our hospitals will be in a position to demonstrate continued compliance. See also Medicare and Medicaid Participation.
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
We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims. Many state insurance laws and regulations are broadly worded and could be implicated, for example, if our surgical facilities were to adjust an out-of-network co-payment or other patient responsibility amounts without fully disclosing the adjustment on the claim submitted to the payor. While some of our surgical facilities adjust the out-of-network costs of patient co-payment and deductible amounts to reflect in-network co-payment costs when providing services to patients whose health insurance is covered by a payor with which the surgical facilities are not contracted, our policy is to fully disclose adjustments in the claims submitted to the payors. Additionally, many states have adopted or are considering standards that may limit the amount of our costs we may recover from patients for whom we are an out-of-network provider. In such case, we may be limited in recovering our costs above and beyond what is paid by the non-contracted payor. The adoption of such standards may reduce our collections and negotiating power with payors. We believe that our surgical facilities are in compliance with all applicable state insurance laws and regulations regarding the submission of claims. We cannot assure you, however, that none of our surgical facilities’ insurance claims will ever be challenged. If we were found to be in violation of a state’s insurance laws or regulations, we could be forced to discontinue the violative practice, which could have an adverse effect on our financial position and results of operations, and we could be subject to fines and criminal penalties.
Fee Splitting; Corporate Practice of Medicine
Many states have enacted fee splitting laws that prohibit physicians from splitting professional fees with non-physicians. Many states have also implemented corporate practice of medicine restrictions, which generally prohibit non-professional entities (such as us) from practicing medicine, exercising control over clinical decision-making, or employing physicians. The existence, interpretation and enforcement of these laws vary significantly from state to state. In light of these restrictions, in certain states we enter into long-term management services agreements through our subsidiaries with affiliated medical practices, which employ or contract with physicians and other healthcare professionals. Under these arrangements, our subsidiary management companies perform only non-medical administrative services, do not represent that they offer medical services, and do not exercise influence or control over the practice of medicine. Although we believe that the management fees we receive from our affiliated medical practices have been structured in a manner that is compliant with applicable fee-splitting laws, it is possible that a government regulator could interpret such fee arrangements to be in violation of certain fee-splitting laws. Future interpretations of, or changes in, these laws might require structural and organizational modifications of our existing management

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

relationships, and we cannot assure you that we would be able to appropriately modify such relationships. In addition, statutes in some states could restrict our expansion into those states.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At June 30, 2018, we had outstanding principal amount of debt of $1.30 billion in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of June 30, 2018, our quarterly interest expense would increase by approximately $3.3 million. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2018 based on our indebtedness at June 30, 2018.
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
Other than our progress in our remediation efforts outlined above, there have been no changes during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Stockholder Litigation. On December 4, 2017, the Company, certain current and former members of the Company’s board of directors, H.I.G. Capital LLC and certain of its affiliates and Bain Capital Private Equity, L.P. and certain of its affiliates and advised funds (collectively, the “Defendants”) were named as defendants in a suit filed in the Delaware Court of Chancery (the “Delaware Action”) by a purported Company stockholder relating to the Transactions. The plaintiff in the Delaware Action claims that the Defendants breached their fiduciary duties in connection with the Transactions, and that, in the alternative, Bain Capital aided and abetted those purported breaches. The plaintiff in the Delaware Action purports to assert those claims on the Company’s behalf, as well as on behalf of a putative class of Company stockholders and requests that the Court award monetary damages to the purported class and/or the Company. On January 2, 2018 the defendants in the Delaware Action moved to dismiss all of the claims asserted in that suit. Briefing on that motion concluded on May 21, 2018. A hearing date on the motion has been set for September 13, 2018.
Other Litigation. In addition, we are, from time to time, subject to claims and suits, or threats of claims or suits, relating to our business, including claims for damages for personal injuries, breach of management contracts and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, which may not be covered by insurance or may otherwise have a material adverse effect on our business or results of operations. See Note 7. Commitments and Contingencies for additional information regarding pending legal proceedings, which information is incorporated herein by reference.
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

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(in thousands, except share and per share amounts)
April 1, 2018 to April 30, 2018	—	$—	—	$46,009
May 1, 2018 to May 31, 2018	1,494	$16.40	—	$46,009
June 1, 2018 to June 30, 2018	—	$—	—	$46,009
Total	1,494	$16.40	—	$46,009

(1)	Includes shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.

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
Date: August 9, 2018