Form 10-Q
period 2018-09-30
Surgery Partners, Inc.
filed 2018-11-09
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of November 8, 2018, there were 48,891,520 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Successor
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$79,123	$174,914
Accounts receivable, less allowance for doubtful accounts of $3,416 and $2,026, respectively	286,260	288,023
Inventories	44,360	44,951
Prepaid expenses and other current assets	53,575	55,337
Total current assets	463,318	563,225
Property and equipment, net of accumulated depreciation of $49,534 and $19,680, respectively	420,013	398,536
Intangible assets, net	55,607	58,908
Goodwill	3,372,606	3,346,838
Investments in and advances to affiliates	80,785	74,282
Long-term deferred tax assets	126,660	132,319
Other long-term assets	39,675	48,665
Total assets	$4,558,664	$4,622,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,979	$84,710
Accrued payroll and benefits	41,563	49,625
Other current liabilities	122,938	109,944
Current maturities of long-term debt	54,106	58,726
Total current liabilities	295,586	303,005
Long-term debt, less current maturities	2,118,567	2,130,556
Other long-term liabilities	247,311	222,480

Non-controlling interests—redeemable	317,541	299,316
Redeemable preferred stock - Series A, 310,000 shares authorized, issued and outstanding at both September 30, 2018 and December 31, 2017; redemption value of $350,893 and $330,806, respectively	350,893	330,806

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 48,891,520 shares issued and outstanding at September 30, 2018; 48,687,136 shares issued and outstanding at December 31, 2017	489	487
Additional paid-in capital	671,252	695,560
Accumulated other comprehensive loss	(1,389)	—
Retained deficit	(99,280)	(41,316)
Total Surgery Partners, Inc. stockholders' equity	571,072	654,731
Non-controlling interests—non-redeemable	657,694	681,879
Total stockholders' equity	1,228,766	1,336,610
Total liabilities and stockholders' equity	$4,558,664	$4,622,773
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share amounts)

	Successor		Predecessor	Successor	Predecessor
	Three Months Ended September 30,	September 1 to September 30,	July 1 to August 31,	Nine Months Ended September 30,	January 1 to August 31,
	2018	2017	2017	2018	2017

Revenues	$443,932	$132,258	$174,079	$1,306,076	$748,615
Operating expenses:
Salaries and benefits	131,441	41,784	61,240	395,196	241,149
Supplies	120,123	35,028	48,078	355,701	193,322
Professional and medical fees	34,902	11,254	14,229	107,294	57,931
Lease expense	21,629	6,858	9,203	64,910	36,503
Other operating expenses	26,194	8,000	11,022	78,590	43,267
Cost of revenues	334,289	102,924	143,772	1,001,691	572,172
General and administrative expenses	19,478	7,777	12,601	69,729	46,797
Depreciation and amortization	16,945	3,330	7,599	49,379	30,124
Provision for doubtful accounts	11,555	3,690	4,834	25,788	16,297
Income from equity investments	(1,861)	(712)	(896)	(6,283)	(3,148)
Loss on disposals and deconsolidations, net	12,631	333	114	15,875	1,715
Transaction and integration costs	7,099	2,983	2,343	23,771	5,584
Loss on debt refinancing	—	—	18,211	—	18,211
Gain on litigation settlement	—	—	—	—	(3,794)
Gain on acquisition escrow release	—	—	(1,000)	—	(1,000)
Other (income) expense	(1,207)	7	(3)	(3,601)	(307)
Total operating expenses	398,929	120,332	187,575	1,176,349	682,651
Operating income (loss)	45,003	11,926	(13,496)	129,727	65,964
Gain on amendment to tax receivable agreement	—	1,098	15,294	—	15,294
Interest expense, net	(37,159)	(15,883)	(18,147)	(107,368)	(68,929)
Income (loss) before income taxes	7,844	(2,859)	(16,349)	22,359	12,329
Income tax expense (benefit)	5,825	(211)	(20,718)	10,905	(18,089)
Net income (loss)	2,019	(2,648)	4,369	11,454	30,418
Less: Net income attributable to non-controlling interests	(23,000)	(6,492)	(8,813)	(69,418)	(42,087)
Net loss attributable to Surgery Partners, Inc.	(20,981)	(9,140)	(4,444)	(57,964)	(11,669)
Less: Amounts attributable to participating securities	(8,245)	(18,199)	—	(23,973)	—
Net loss attributable to common stockholders	$(29,226)	$(27,339)	$(4,444)	$(81,937)	$(11,669)

Net loss per share attributable to common stockholders
Basic	$(0.61)	$(0.57)	$(0.09)	$(1.71)	$(0.24)
Diluted (1)	$(0.61)	$(0.57)	$(0.09)	$(1.71)	$(0.24)
Weighted average common shares outstanding
Basic	48,037,634	48,314,746	48,146,611	48,020,369	48,121,404
Diluted (1)	48,037,634	48,314,746	48,146,611	48,020,369	48,121,404
(1) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Successor		Predecessor	Successor	Predecessor
	Three Months Ended September 30,	September 1 to September 30,	July 1 to August 31,	Nine Months Ended September 30,	January 1 to August 31,
	2018	2017	2017	2018	2017

Net income (loss)	$2,019	$(2,648)	$4,369	$11,454	$30,418
Other comprehensive income, net of tax:
Derivative activity	(1,389)	—	—	(1,389)	—
Comprehensive income (loss)	$630	$(2,648)	$4,369	$10,065	$30,418
Less: Comprehensive loss attributable to non-controlling interests	(23,000)	(6,492)	(8,813)	(69,418)	(42,087)
Comprehensive loss attributable to Surgery Partners, Inc.	$(22,370)	$(9,140)	$(4,444)	$(59,353)	$(11,669)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands, except shares)

				Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital		Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Successor
Balance at December 31, 2017	48,687,136	$487	$695,560	$—	$(41,316)	$681,879	$1,336,610
Net (loss) income	—	—	—	—	(57,964)	48,890	(9,074)
Equity-based compensation	—	—	6,303	—	—	—	6,303
Preferred dividends	—	—	(23,973)	—	—	—	(23,973)
Other comprehensive loss	—	—	—	(1,389)	—	—	(1,389)
Issuance of restricted and unrestricted shares	512,948	5	(5)	—	—	—	—
Cancellation of restricted shares	(151,746)	(1)	(1,126)	—	—	—	(1,127)
Repurchase of shares	(156,818)	(2)	(1,980)	—	—	—	(1,982)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(3,527)	—	—	(15,566)	(19,093)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(57,509)	(57,509)
Balance at September 30, 2018	48,891,520	$489	$671,252	$(1,389)	$(99,280)	$657,694	$1,228,766

(1)	Includes post acquisition date adjustments.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Successor		Predecessor
	Nine Months Ended September 30,	September 1 to September 30,	January 1 to August 31,
	2018	2017	2017

Cash flows from operating activities:
Net income (loss)	$11,454	$(2,648)	$30,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,379	3,330	30,124
Non-cash interest (income) expense, net	(1,041)	(130)	4,874
Equity-based compensation	6,303	1,683	3,697
Loss on disposals and deconsolidations, net	15,875	333	1,715
Loss on debt refinancing	—	—	18,211
Gain on amendment to tax receivable agreement	—	(1,098)	(15,294)
Deferred income taxes	9,464	(465)	(18,703)
Provision for doubtful accounts	25,788	3,690	16,297
Income from equity investments, net of distributions received	(186)	(203)	489
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(23,665)	(2,795)	8,837
Other operating assets and liabilities	5,683	(2,919)	(12,947)
Net cash provided by (used in) operating activities	99,054	(1,222)	67,718

Cash flows from investing activities:
Purchases of property and equipment	(26,618)	(1,840)	(18,773)
Payments for acquisitions, net of cash acquired	(55,213)	(1,163)	(725,853)
Proceeds from divestitures	18,031	—	70
Other investing activities	(2,811)	—	—
Net cash used in investing activities	(66,611)	(3,003)	(744,556)

Cash flows from financing activities:
Principal payments on long-term debt	(94,880)	(3,609)	(1,164,237)
Borrowings of long-term debt	62,759	—	1,805,966
Payments of debt issuance costs	—	(4)	(58,591)
Proceeds from preferred stock issuance	—	—	310,000
Payments of stock issuance costs	—	—	(18,347)
Payments of preferred dividends	(7,810)	—	—
Distributions to non-controlling interest holders	(80,091)	(6,444)	(50,343)
Payments related to ownership transactions with non-controlling interest holders	(483)	30	(1,518)
Repurchase of shares	(1,982)	—	—
Principal payments on financing lease obligations	(4,622)	(253)	(796)
Other financing activities	(1,125)	—	(789)
Net cash (used in) provided by financing activities	(128,234)	(10,280)	821,345
Net (decrease) increase in cash, cash equivalents and restricted cash	(95,791)	(14,505)	144,507
Cash, cash equivalents and restricted cash at beginning of period	175,229	214,521	70,014
Cash, cash equivalents and restricted cash at end of period	$79,438	$200,016	$214,521
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies
Organization
Surgery Partners, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates a national network of surgical facilities and ancillary services. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. The surgical hospitals also provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services and optical services. Unless context otherwise indicates, Surgery Partners, Inc. and its subsidiaries are referred to herein as the "Company."
As of September 30, 2018, the Company owned or operated a portfolio of 124 surgical facilities, comprised of 106 ASCs and 18 surgical hospitals in 32 states. The Company owns a majority of these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 84 of the surgical facilities and consolidated 105 of these facilities for financial reporting purposes.
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
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIEs") in which the Company is the primary beneficiary under the provisions of ASC 810, Consolidation. The Company has the power to direct the activities that most significantly impact a VIEs economic performance, and the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of September 30, 2018 (Successor), the consolidated VIEs include four surgical facilities, three anesthesia practices and four physician practices. During the nine months ended September 30, 2018 (Successor), the Company divested of one surgical facility and acquired a physician practice, which were classified as VIEs. As of December 31, 2017 (Successor), the consolidated VIEs included five surgical facilities, three anesthesia practices and three physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of September 30, 2018 (Successor) and December 31, 2017 (Successor), were $6.5 million and $13.1 million, respectively, and the total liabilities of the consolidated VIEs were $3.4 million and $5.8 million, respectively.
Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Successor
	Carrying Amount		Fair Value
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
2017 Senior Secured Credit Facilities:
Revolver	$11,000	$—	$11,000	$—
Term Loan	$1,271,397	$1,280,532	$1,272,986	$1,267,189
Senior Unsecured Notes due 2021	$407,372	$409,235	$423,667	$422,535
Senior Unsecured Notes due 2025	$370,000	$370,000	$355,200	$346,413
The fair values of the Term Loan, Senior Unsecured Notes due 2021 and the Senior Unsecured Notes due 2025 were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets at September 30, 2018 (Successor) and December 31, 2017 (Successor). The carrying amounts related to the Company's other long-term debt obligations, including the Revolver, approximate their fair values.
During the nine months ended September 30, 2018 (Successor), the Company entered into certain derivative financial instruments. A summary of the fair values of the Company's derivative financial instruments follows (in thousands):

	Successor
	Fair Value
	September 30, 2018	December 31, 2017
Derivative liabilities
Interest rate swap agreement	$1,389	$—
The fair value of the derivative financial instruments was based on a quoted market price, or a Level 2 computation. As of September 30, 2018 (Successor), the fair value of the derivative liabilities was included in other long-term liabilities in the condensed consolidated balance sheets. As of December 31, 2017 (Successor), the Company had no derivative financial instruments.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executives. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of both September 30, 2018 (Successor) and December 31, 2017 (Successor), the fair value of both the assets and liabilities in the SERP were $1.6 million and were included in other long-term assets and other long-term liabilities in the condensed consolidated balance sheets.
Revenues
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The Company adopted the new standard effective January 1, 2018, using the modified retrospective method. The adoption of the new standard did not have an impact on our recognition of net revenues for any periods prior to adoption. The majority of the “Provision for doubtful accounts” will continue to be recognized as an operating expense rather than as a direct reduction to revenues, given the Company’s practice of assessing a patient’s ability to pay prior to or on the date of providing healthcare services. After initial recognition, the Company’s accounts receivables are subject to impairment assessments periodically based on changes in credit risks using historical trends of cash collections, write-offs, accounts receivable agings and other factors.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of revenues by service type as a percentage of total revenues follows:

	Successor		Predecessor	Successor	Predecessor
	Three Months Ended September 30,	September 1 to September 30,	July 1 to August 31,	Nine Months Ended September 30,	January 1 to August 31,
	2018	2017	2017	2018	2017
Patient service revenues:
Surgical facilities revenues	93.2%	94.0%	95.5%	93.2%	91.4%
Ancillary services revenues	4.7%	4.2%	2.7%	4.8%	7.0%
	97.9%	98.2%	98.2%	98.0%	98.4%
Other service revenues:
Optical services revenues	0.6%	0.7%	1.1%	0.6%	1.0%
Other revenues	1.5%	1.1%	0.7%	1.4%	0.6%
	2.1%	1.8%	1.8%	2.0%	1.6%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
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
The Company determines the transaction price based on gross charges for services provided, net of estimated contractual adjustments, discounts from third-party payors, including Medicare and Medicaid. The Company estimates its contractual adjustments and discounts based on contractual agreements, its discount policies and historical experience. Changes in estimated contractual adjustments and discounts are recorded in the period of change. During the three and nine months ended September 30, 2018 (Successor), the Company recognized an increase in patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $1.4 million for both periods. There were no adjustments as a result of changes in estimates to third-party settlements related to prior years for the one month ended September 30, 2017 (Successor). During the two and eight months ended August 31, 2017 (Predecessor), the Company recognized an increase to patient service revenues as a result of changes in estimates to third-party settlements related to prior years of approximately $0.6 million and $1.1 million, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Successor				Predecessor
	Three Months Ended September 30,		September 1 to September 30,		July 1 to August 31,
	2018		2017		2017
	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$230,718	53.1%	$72,930	56.2%	$80,166	46.9%
Government	166,880	38.4%	46,162	35.5%	73,734	43.1%
Self-pay	12,742	2.9%	3,861	3.0%	4,119	2.4%
Other (1)	24,345	5.6%	6,883	5.3%	12,909	7.6%
Total patient service revenues	434,685	100.0%	129,836	100.0%	170,928	100.0%
Other service revenues:
Optical services revenues	2,699		888		1,905
Other revenues	6,548		1,534		1,246
Total revenues	$443,932		$132,258		$174,079

	Successor				Predecessor
	Nine Months Ended September 30,		September 1 to September 30,		January 1 to August 31,
	2018		2017		2017
	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$682,479	53.3%	$72,930	56.2%	$360,092	48.9%
Government	493,362	38.6%	46,162	35.5%	308,993	42.0%
Self-pay	39,050	3.1%	3,861	3.0%	15,949	2.2%
Other (1)	64,075	5.0%	6,883	5.3%	51,374	6.9%
Total patient service revenues	1,278,966	100.0%	129,836	100.0%	736,408	100.0%
Other service revenues:
Optical services revenues	8,437		888		7,629
Other revenues	18,673		1,534		4,578
Total revenues	$1,306,076		$132,258		$748,615

(1)	Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown within the condensed consolidated statement of cash flows (in thousands):

	Successor
	September 30, 2018	December 31, 2017

Cash and cash equivalents	$79,123	$174,914
Restricted invested assets included in other long-term assets	315	315
Total cash, cash equivalents and restricted cash in the statement of cash flows	$79,438	$175,229
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
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
With the Company's adoption of ASC 2014-09 on January 1, 2018, for those accounts in which the Company has an unconditional right to payment, subject only to the passage of time, the right is recorded as a receivable. Accounts receivable are recorded net of contractual adjustments and allowances for doubtful accounts to reflect accounts receivable at net realizable value. Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. The Company had a net third-party Medicaid settlements liability of $7.7 million and $1.0 million as of September 30, 2018 (Successor) and December 31, 2017 (Successor), respectively, included in other current liabilities in the condensed consolidated balance sheets.
The Company recognizes that final reimbursement of accounts receivable is subject to final approval by each third-party payor. However, because the Company has contracts with its third-party payors and also verifies insurance coverage of the patient before medical services are rendered, the amounts that are pending approval from third-party payors are not considered significant. The Company's policy is to collect co-payments and deductibles prior to providing medical services. It is also the Company's policy to verify a patient’s insurance prior to the patient’s procedure. Patient services of the Company are primarily non-emergency, which allows the surgical facilities to control the procedures for which third-party reimbursement is sought and obtained. The Company does not require collateral from self-pay patients.
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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $9.3 million and $7.6 million at September 30, 2018 (Successor) and December 31, 2017 (Successor), respectively.
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions for the nine months ended September 30, 2018 is included in Note 2. Acquisitions and Developments.
A summary of activity related to goodwill for the nine months ended September 30, 2018 (Successor) follows (in thousands):

Successor
Balance at December 31, 2017	$3,346,838
Acquisitions, including post acquisition adjustments	57,710
Divestitures and deconsolidations	(31,942)
Balance at September 30, 2018	$3,372,606

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	Successor
	September 30, 2018	December 31, 2017

Interest payable	$28,322	$20,537
Amounts due to patients and payors	22,400	18,096
Accrued expenses and other	72,216	71,311
Total	$122,938	$109,944
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	Successor
	September 30, 2018	December 31, 2017

Facility lease obligations	$138,116	$121,627
Other	109,195	100,853
Total	$247,311	$222,480
At four of the Company's surgical facilities, the Company has financing obligations payable to the lessors of certain land, buildings and improvements. Payments are allocated to principal adjustments of the financing obligations and interest expense. The current portions of the financing obligations were $6.8 million and $6.3 million at September 30, 2018 (Successor) and December 31, 2017 (Successor), respectively, and were included in other current liabilities in the condensed consolidated balance sheets. The long-term portions of the financing obligations are included as facility lease obligations in the table above.
In 2017, one of the Company's surgical facilities entered into a development agreement to construct a new hospital. Due to certain provisions of the agreement, the surgical facility is deemed the owner during construction, and as such, the Company records the ongoing costs as incurred as a deferred financing obligation. As of September 30, 2018 (Successor), the Company has recorded a total of $36.7 million of costs for this project, of which $23.1 million was recorded during the nine months ended September 30, 2018 (Successor). These project costs are included as non-cash additions to property and equipment, net in the condensed consolidated balance sheet and as a component of facility lease obligations.
Derivative Instruments and Hedging Activities
In accordance with ASC 815, Derivatives and Hedging (“ASC 815”), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Successor
Balance at December 31, 2017	$299,316
Net income attributable to non-controlling interests—redeemable	20,528
Acquisition and disposal of shares of non-controlling interests, net—redeemable (1)	20,279
Distributions to non-controlling interest—redeemable holders	(22,582)
Balance at September 30, 2018	$317,541

(1)	Includes post acquisition date adjustments.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," along with subsequent amendments, updates and an extension of the effective date (collectively the "New Revenue Standard"), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This five-step process requires significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The Company adopted this ASU on January 1, 2018 using the modified retrospective approach. The adoption of this standard did not have a significant impact on the recognition of net revenues for any period. Adoption of the standard resulted in the Company revising its related disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. In preparation of adopting the new standard, the Company has engaged outside consultants to assist in the identification of the Company's population of leases, implementing a new software for lease accounting and assisting in evaluating new accounting policy elections. The Company will adopt this ASU on January 1, 2019 and believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases with material increases in reported property and equipment and liabilities. The Company is still evaluating the effect of adoption on financial disclosures, policies, procedures and control framework.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company's business model.
Acquisitions
During the nine months ended September 30, 2018 (Successor), the Company acquired a controlling interest in two surgical facilities in new markets, a surgical facility in an existing market, which was merged into an existing facility and a physician practice for a combined cash purchase price of $32.9 million, net of cash acquired. The Company also acquired a controlling interest in an integrated physician practice, including multiple practice and surgical facility locations, in an existing market for a purchase price of $21.1 million, net of cash acquired. The purchase price for the 2018 acquisitions was funded through cash from operations. The total consideration related to these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective acquisition date fair values.
The aggregate amounts preliminarily recognized for each major class of assets acquired and liabilities assumed for acquisitions completed in the nine months ended September 30, 2018 (Successor), including post acquisition date adjustments, are as follows (in thousands):

Cash consideration	$54,308
Fair value of non-controlling interests	28,776
Aggregate acquisition date fair value	$83,084
Net assets acquired:
Current Assets	$4,708
Property and equipment	2,301
Goodwill	75,947
Other long-term assets	3,460
Current liabilities	(2,332)
Long-term liabilities	(1,000)
Aggregate acquisition date fair value	$83,084
The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. The goodwill acquired in connection with the 2018 acquisitions was allocated to the Company's reportable segments as follows: $68.6 million to surgical facility services and $7.4 million to ancillary services. Approximately $49.9 million of goodwill recorded for the 2018 acquisitions is deductible for tax purposes. The results of operations of the acquisitions are included in the Company’s results of operations beginning on the dates of acquisitions, and were not considered significant for the nine months ended September 30, 2018 (Successor).
During the one month ended September 30, 2017 (Successor), the Company completed acquisitions in existing markets of one physician practice and the assets of an endoscopy practice for a combined purchase price of $1.2 million. During the eight months ended August 31, 2017 (Predecessor), the Company completed acquisitions (excluding the NSH Holdco, Inc. acquisition) in existing markets of three physician practices for a combined cash purchase price of $14.2 million. During the nine months ended September 30, 2018 (Successor), no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2017, excluding the acquisition of NSH as discussed below.
2018 Disposals and Deconsolidation
During the nine months ended September 30, 2018 (Successor), the Company sold its interests in three surgery centers and its optical laboratory for net cash proceeds of $17.6 million, and recognized a net pretax loss of $9.5 million included in loss on disposals and deconsolidations, net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018 (Successor). This non-cash loss was primarily a result of the write-off of the net assets of the facility (net of proceeds received) and was primarily driven by the write-off of the associated goodwill.
During the nine months ended September 30, 2018 (Successor), the Company sold a portion of its interest in one surgery center for net cash proceeds of $0.5 million. As a result of this transaction, the Company lost control of the previously controlled entity but retains a noncontrolling interest, resulting in the deconsolidation of the previously consolidated entity. The remaining noncontrolling interest was accounted for as an equity method investment, and initially measured and recorded at fair value as of the date of the transaction.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Further, the transaction resulted in a pretax gain on deconsolidation of $1.1 million, which is included in loss on disposals and deconsolidations, net, in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2018 (Successor). The gain was determined based on the difference between the fair value of the Company's retained interest in the entity and the carrying value of both the tangible and intangible assets of the entity immediately prior to the transaction less cash proceeds received.
Acquisition of NSH
On August 31, 2017 (Predecessor), the Company completed its acquisition of NSH Holdco, Inc. (“NSH”) for total cash consideration of $711.7 million, net of cash acquired, including $19.6 million funded to an escrow account. During the nine months ended September 30, 2018 (Successor), information existing at the acquisition date became known to the Company as part of its continuing evaluation of the assets and liabilities existing at the date of acquisition, resulting in a net increase to goodwill of $1.1 million. The corresponding changes to certain classes of assets and liabilities from the preliminary allocation recorded at August 31, 2017 (Predecessor), are reflected in the table below, which has been finalized as of September 30, 2018 (Successor). The increase to goodwill during the period includes a working capital settlement payment resulting in additional cash consideration of $1.2 million.
The acquisition date fair value for each major class of assets acquired and liabilities assumed, including post acquisition date adjustments, are as follows (in thousands):

Cash consideration	$764,007
Fair value of non-controlling interests	325,965
Acquisition date fair value	$1,089,972
Net assets acquired:
Cash and cash equivalents	$51,159
Accounts receivable	71,639
Inventories	14,986
Prepaid expenses and other current assets	18,367
Property and equipment	174,100
Intangible assets	27,881
Goodwill	871,373
Investments in and advances to affiliates	29,737
Long-term deferred tax assets	20,212
Other long-term assets	26,988
Accounts payable	(29,652)
Accrued payroll and benefits	(30,853)
Other current liabilities	(23,937)
Current maturities of long-term debt	(16,416)
Long-term debt, less current maturities	(42,770)
Other long-term liabilities	(72,842)
Acquisition date fair value	$1,089,972
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
During the nine months ended September 30, 2018 (Successor), information existing at the transaction date became known to the Company as part of its evaluation of the assets and liabilities existing at August 31, 2017, resulting in a net decrease to goodwill of $18.2 million and corresponding changes to certain classes of assets and liabilities from the preliminary allocation recorded, that are reflected in the table below, which has been finalized as of September 30, 2018 (Successor).

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The transaction date fair value recognized in connection with the application of pushdown accounting for each major class of assets and liabilities as of August 31, 2017, including post transaction date adjustments, are as follows (in thousands):

Equity attributable to Surgery Partners, Inc.	$721,764
Redeemable preferred stock	310,000
Fair value of non-controlling interests	939,083
Transaction date fair value	$1,970,847
Net assets:
Cash and cash equivalents	214,206
Accounts receivable	252,911
Inventories	44,310
Prepaid expenses and other current assets	61,438
Property and equipment	379,685
Intangible assets	63,978
Goodwill	3,281,728
Investments in and advances to affiliates	75,113
Restricted invested assets	315
Long-term deferred tax asset	206,073
Other long-term assets	50,666
Accounts payable	(64,921)
Accrued payroll and benefits	(56,535)
Other current liabilities	(97,617)
Current maturities of long-term debt	(49,942)
Long-term debt, less current maturities	(2,142,375)
Long-term tax receivable agreement liability	(78,498)
Other long-term liabilities	(169,688)
Transaction date fair value	$1,970,847
The post transaction date adjustments for pushdown accounting during the period includes a net increase of $3.9 million to the preliminary amounts assigned to intangible assets. The remaining adjustments to goodwill are attributable to a $17.9 million decrease to the preliminary fair value assigned to non-controlling interests, a $1.1 million increase related to the Acquisition of NSH (discussed above), and a $2.5 million increase to other long-term liabilities.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Long-Term Debt
A summary of long-term debt follows (in thousands):

	Successor
	September 30, 2018	December 31, 2017

2017 Senior Secured Credit Facilities:
Revolver	$11,000	$—
Term Loan (1)	1,271,397	1,280,532
Senior Unsecured Notes due 2021 (2)	407,372	409,235
Senior Unsecured Notes due 2025	370,000	370,000
Notes payable and secured loans	88,068	101,921
Capital lease obligations	24,836	27,594
Total debt	2,172,673	2,189,282
Less: Current maturities	54,106	58,726
Total long-term debt	$2,118,567	$2,130,556

(1)
In connection with the application of pushdown accounting, the Company remeasured and recorded the Term Loan at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 input using quoted prices for identical liabilities in inactive markets. As a result, the Company recorded a fair value discount as of the measurement date, which is reported in the consolidated balance sheets as a direct rededuction from the face amount the Term Loan and amortized to interest expense over the life of the Term Loan. The unamortized fair value discount as of September 30, 2018 (Successor) and December 31, 2017 (Successor) was $5.7 million and $6.2 million, respectively.

(2)
In connection with the application of pushdown accounting, the Company remeasured and recorded the Senior Unsecured Notes due 2021 at fair value using a measurement date of August 31, 2017. The fair value was based on a Level 2 input using quoted prices for identical liabilities in inactive markets. As a result, the Company recorded a fair value premium as of the measurement date, which is reported in the consolidated balance sheets as a direct addition to the face amount the notes and amortized to interest expense over the life of the Senior Unsecured Notes due 2021. The unamortized fair value premium as of September 30, 2018 (Successor) and December 31, 2017 (Successor) was $7.4 million and $9.2 million, respectively.

4. Redeemable Preferred Stock
On August 31, 2017 (Predecessor), the Company issued 310,000 shares of Series A Preferred Stock to Bain at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million (the "Preferred Private Placement"). The net proceeds from the issuance were used to finance a portion of the NSH acquisition.
A summary of activity related to the redeemable preferred stock follows (in thousands):

Successor
Balance at December 31, 2017	$330,806
Dividends accrued	23,973
Cash dividends declared	(3,886)
Balance at September 30, 2018	$350,893
There were no unpaid cash dividends declared at September 30, 2018 (Successor). The cash dividends declared but unpaid at December 31, 2017 (Successor) was $3.9 million, and were included in other current liabilities in the condensed consolidated balance sheet. The aggregate and per share amounts of unpaid cumulative preferred dividends as of September 30, 2018 (Successor) were $25.3 million and $81.70, respectively.
5. Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recognition of excluded components is presented in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $1.1 million will be reclassified as a reduction to interest expense.
As of September 30, 2018 (Successor), the Company had one interest rate swap with a current notional amount of $330.0 million and a termination date of November 30, 2023. The Company had no derivative instruments as of December 31, 2017 (Successor).
The Company classifies its derivative financial instruments of $1.4 million as a long-term liability on the Balance Sheet as of September 30, 2018 (Successor). The Company had no derivative financial instruments as of December 31, 2017 (Successor).
The table below presents the effect of fair value and cash flow hedge accounting on the Company's consolidated balance sheets.

	Successor		Predecessor	Successor	Predecessor
	Three Months Ended September 30,	September 1 to September 30,	July 1 to August 31,	Nine Months Ended September 30,	January 1 to August 31,
	2018	2017	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships
Losses related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$(1,389)	$—	$—	$(1,389)	$—
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	—	—	—	—	—
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (in thousands except share and per share amounts):

	Successor		Predecessor	Successor	Predecessor
	Three Months Ended September 30,	September 1 to September 30,	July 1 to August 31,	Nine Months Ended September 30,	January 1 to August 31,
	2018	2017	2017	2018	2017
Numerator:
Net loss attributable to Surgery Partners, Inc.	$(20,981)	$(9,140)	$(4,444)	$(57,964)	$(11,669)
Less: amounts allocated to participating securities (1)	8,245	2,633	—	23,973	—
Less: mark to redemption adjustment	—	15,566	—	—	—
Net loss attributable to common stockholders	$(29,226)	$(27,339)	$(4,444)	$(81,937)	$(11,669)

Denominator:
Weighted average shares outstanding- basic	48,037,634	48,314,746	48,146,611	48,020,369	48,121,404
Effect of dilutive securities (2)	—	—	—	—	—
Weighted average shares outstanding- diluted	48,037,634	48,314,746	48,146,611	48,020,369	48,121,404

Loss per share:
Basic	$(0.61)	$(0.57)	$(0.09)	$(1.71)	$(0.24)
Diluted (2)	$(0.61)	$(0.57)	$(0.09)	$(1.71)	$(0.24)

Dilutive securities outstanding not included in the computation of (loss) earnings per share as their effect is antidilutive:
Stock options	144,795	—	—	153,884	—
Restricted shares	134,054	112,529	34,506	140,552	105,944
Convertible preferred stock	—	—	N/A	—	N/A

(1)
Includes dividends accrued during the Successor periods for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses. There were no participating securities during the Predecessor periods.

(2)	The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in each period.
Share Repurchase Transactions
On December 15, 2017 (Successor), the Company's Board of Directors authorized a share repurchase program of up to $50.0 million of the Company's issued and outstanding common stock from time to time. The timing and size of repurchases will be determined based on market conditions and other factors. The authorization does not obligate the repurchase of any shares and the Company may repurchase shares of common stock at any time without prior notice. The share repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice.
There were no share repurchases under the share repurchase program during the three months ended September 30, 2018 (Successor). During the nine months ended September 30, 2018 (Successor), the Company repurchased 156,818 shares of its common stock stock at an average price of $12.64 per share through market purchases. At September 30, 2018 (Successor), the Company had $46.0 million of repurchase authorization available under the December 2017 authorization.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2015 or state income tax examinations for years prior to 2014.
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
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduced the US federal corporate tax rate from 35% to 21%, allows for 100% expensing of qualified capital expenditures, and limits interest expense deductions beginning in 2018.
The Company's accounting for the Tax Act is incomplete. As of the year ended December 31, 2017 (Successor), the Company was able to reasonably estimate certain effects and, therefore, recorded a provisional adjustment associated with the tax rate change (as discussed further in the 2017 form 10-K). The Company has not made any additional measurement-period adjustments to this item during the nine months ended September 30, 2018. The Company completed its the accounting for its 2017 temporary book/tax differences when it filed its 2017 federal tax return during the third quarter. However, the Company requires additional time to complete the analysis of the tax impact of the deferred re-measurement and record the adjustment. The Company expects to complete the accounting within the prescribed measurement period.
For the following tax reform items, the Company was able to reasonably estimate certain effects of the Tax Act in the nine months ended September 30, 2018 and, therefore, recorded provisional adjustments as follows:
Interest Expense Limitation: Under the Tax Act, interest expense is limited to 30% of the Company’s adjusted taxable income beginning in 2018 resulting in a temporary book to tax difference. Any disallowed interest expense is carried forward indefinitely. The Company was able to reasonably estimate the interest limitation and recorded an estimate for the disallowed interest expense. The provisional amount of disallowed interest expense as of September 30, 2018 is $69.8 million. The Company has recorded a valuation allowance of $11.4 million on a tax-effected basis against the deferred tax asset resulting from the disallowed interest expense. However, the Company is continuing to gather additional information to more precisely compute the amount of the interest limitation, and the accounting for this item is not yet complete as the Company is waiting for additional guidance to be released around the application of the law. The Company expects to complete its accounting within the prescribed measurement period.
100% Bonus Depreciation: Qualified capital expenditures placed in service after September 27, 2017 are eligible for 100% expensing under the Tax Act. The Company was able to reasonably estimate the 100% bonus depreciation expense and made a provisional estimate. However, the Company is continuing to gather additional information to more precisely compute the amount of 100% bonus depreciation, and the accounting for this item is not yet complete because the Company needs additional time to complete an accurate and thorough analysis of its fixed assets. The Company expects to complete its accounting within the prescribed measurement period.
The Company's effective tax rate was 48.8% for the nine months ended September 30, 2018 (Successor), compared to 7.4% for the one month ended September 30, 2017 (Successor) and (146.7)% for the eight months ended August 31, 2018 (Predecessor). The increase in the effective tax rate was primarily due to the Tax Act, which implemented an interest expense limitation resulting in a deferred tax asset that required a valuation allowance to be reported at its net realizable value. The Company recorded additional tax expense in 2018 to account for the gain on divestitures and valuation allowances on state tax attributes resulting from legislative changes enacted during the second quarter. The effective tax rate was further impacted by the Tax Act due to the reduced the U.S. federal corporate income tax rate, as discussed above, effective January 1, 2018.
8. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains general liability and professional liability insurance in excess of self-

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

insured retentions, on a claims-made basis through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. The Company also maintains workers' compensation insurance, subject to a deductible. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity.
Insurance Reserves
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers' compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon periodic actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of September 30, 2018 (Successor) and December 31, 2017 (Successor) are $19.8 million and $21.0 million, respectively. The balances include expected insurance recoveries of $14.7 million and $12.8 million, respectively.
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
Assuming the Company’s effective tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates that the total remaining amounts payable under the TRA was approximately $65.1 million as of both September 30, 2018 (Successor) and December 31, 2017 (Successor). As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $47.8 million as of September 30, 2018 (Successor) and $44.3 million as of December 31, 2017 (Successor).
Contingent Consideration
In connection with certain prior period acquisitions, pursuant to the applicable purchase agreements, the Company was required to pay consideration to the prior owners of the applicable facilities should the requirements for continuing employment agreed to in the purchase agreements be met. In accordance with ASC 805, Business Combinations, contingent consideration with a continuing employment provision is recognized ratably over the defined performance period as compensation expense. As disclosed in the footnotes to the condensed consolidated statements of operations, the Company recognized contingent acquisition compensation expense of $0.5 million and $1.5 million for the three and nine months ended September 30, 2018 (Successor), respectively, $0.6 million for the one month ended September 30, 2017 (Successor), and $1.2 million and $5.1 million for the two and eight months ended August 31, 2017 (Predecessor), respectively.
Other
In connection with the Company's integration of the corporate office functions related to the acquisition of NSH, the Company closed it's Chicago, Illinois office on September 30, 2018 (Successor). As a result, the Company recognized a cease-use liability of $1.4 million, representing the estimated costs that will continue to be incurred under the office lease for its remaining term. The estimated costs were included as transaction and integration costs in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018 (Successor) and as a component of other current liabilities and other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2018 (Successor). During the second quarter 2018, the Company recognized a liability of $4.5 million for estimated severance costs in connection with the corporate office integration. The estimated costs were included as transaction and integration costs in the condensed consolidated statement of operations for the nine months ended September 30, 2018 (Successor) and the unpaid severance was included as a component of accrued payroll and benefits in the condensed consolidated balance sheet as of September 30, 2018 (Successor).

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Segment Reporting
The Company operates in three major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities, the operation of ancillary services and the operation of optical services. "All other" primarily consists of the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in thousands):

	Successor		Predecessor	Successor	Predecessor
	Three Months Ended September 30,	September 1 to September 30,	July 1 to August 31,	Nine Months Ended September 30,	January 1 to August 31,
	2018	2017	2017	2018	2017
Revenues:
Surgical facility services	$420,514	$125,595	$167,765	$1,234,984	$688,725
Ancillary services	20,719	5,775	4,409	62,655	52,261
Optical services	2,699	888	1,905	8,437	7,629
Total	$443,932	$132,258	$174,079	$1,306,076	$748,615

Adjusted EBITDA (1):
Surgical facility services	$74,525	$20,947	$27,726	$216,540	$125,912
Ancillary services	875	(1,265)	(10,737)	2,925	(6,526)
Optical services	571	193	555	2,087	2,214
All other	(16,983)	(5,033)	(9,142)	(60,087)	(36,036)
Total	$58,988	$14,842	$8,402	$161,465	$85,564

(1)
When the Company uses the term “Adjusted EBITDA,” it is referring to income before income taxes adjusted for (a) net income attributable to non-controlling interests, (b) depreciation and amortization, (c) interest expense, net, (d) equity-based compensation, (e) contingent acquisition compensation expense, (f) transaction, integration and acquisition costs, (g) gain on litigation settlement, (h) gain on acquisition escrow release, (i) reserve adjustments, (j) loss on disposals and deconsolidations, net, (k) gain on amendment to tax receivable agreement and (l) loss on debt refinancing. Adjusted EBITDA is the primary profit/loss metric reviewed by the chief operating decision maker in making key business decisions and on allocation of resources. Adjusted EBITDA is not a measurement of financial performance under GAAP, and should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating the Company's financial performance. The Company's calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of Adjusted EBITDA to income before income taxes included in the condensed consolidated statement of operations is as follows:

	Successor		Predecessor	Successor	Predecessor
	Three Months Ended September 30,	September 1 to September 30,	July 1 to August 31,	Nine Months Ended September 30,	January 1 to August 31,
	2018	2017	2017	2018	2017

Adjusted EBITDA	$58,988	$14,842	$8,402	$161,465	$85,564
Net income attributable to non-controlling interests	23,000	6,492	8,813	69,418	42,087
Depreciation and amortization	(16,945)	(3,330)	(7,599)	(49,379)	(30,124)
Interest expense, net	(37,159)	(15,883)	(18,147)	(107,368)	(68,929)
Equity-based compensation	(1,526)	(1,683)	(1,628)	(6,303)	(3,697)
Contingent acquisition compensation expense	(503)	(605)	(1,210)	(1,510)	(5,057)
Transaction, integration and acquisition costs (1)	(7,489)	(3,457)	(2,949)	(25,419)	(7,677)
Gain on litigation settlement	—	—	—	—	3,794
Gain on acquisition escrow release	—	—	1,000	—	1,000
Reserve adjustments (2)	2,109	—	—	(2,670)	—
Loss on disposals and deconsolidations, net	(12,631)	(333)	(114)	(15,875)	(1,715)
Gain on amendment to tax receivable agreement	—	1,098	15,294	—	15,294
Loss on debt refinancing	—	—	(18,211)	—	(18,211)
Income before income taxes	$7,844	$(2,859)	$(16,349)	$22,359	$12,329

(1)
This amount includes transaction and integration costs of $7.1 million and $23.8 million for the three and nine months ended September 30, 2018 (Successor), respectively, $3.0 million for the one month ended September 30, 2017 (Successor), and $2.3 million and $5.6 million for the two and eight months ended August 31, 2017 (Predecessor), respectively. This amount includes acquisition costs of $0.4 million and $1.6 million for the three and nine months ended September 30, 2018 (Successor), respectively, $0.5 million for the one month ended September 30, 2017 (Successor), and $0.6 million and $2.1 million for the two and eight months ended August 31, 2017 (Predecessor), respectively.

(2)	This amount represents adjustments to revenue in connection with applying consistent policies across the combined company as a result of the integration of Surgery Partners and NSH.

	Successor
	September 30, 2018	December 31, 2017
Assets:
Surgical facility services	$4,015,094	$4,072,521
Ancillary services	110,588	104,274
Optical services	34,811	48,309
All other	398,171	397,669
Total assets	$4,558,664	$4,622,773

	Successor		Predecessor
	Nine Months Ended September 30,	September 1 to September 30,	January 1 to August 31,
	2018	2017	2017
Cash purchases of property and equipment, net:
Surgical facility services	$21,590	$1,613	$14,582
Ancillary services	334	2	1,875
Optical services	42	23	73
All other	4,652	202	2,243
Total cash purchases of property and equipment, net	$26,618	$1,840	$18,773

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Subsequent Events
On October 23, 2018, Surgery Partners, Inc. (the “Company”) announced that SP Holdco I, Inc., a Delaware corporation (“Holdings”), and Surgery Center Holdings, Inc., a Delaware corporation (the “Borrower”), each a wholly-owned subsidiary of the Company, together with certain wholly-owned subsidiaries of the Borrower, entered into an incremental term loan amendment, dated as of October 23, 2018 (“the Amendment”), with Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto from time to time, which amended and supplemented the credit agreement, dated as of August 31, 2017, by and among the Borrower, Holdings, certain wholly-owned subsidiaries of the Borrower party thereto from time to time, Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto from time to time (the “Credit Agreement”) to provide for a $180.0 million senior secured incremental term loan (the “Incremental Term Loan”). The Incremental Term Loan was fully drawn on October 23, 2018 and bears interest at a rate per annum equal to (x) LIBOR plus a margin ranging from 3.00% to 3.25% per annum, depending on the Borrower's first lien net leverage ratio or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate, (iii) one-month LIBOR plus 1.00% per annum and (iv) 2.00% per annum) plus a margin ranging from 2.00% to 2.25% per annum, depending on the Borrower's first lien net leverage ratio. The Incremental Term Loan is subject to maturity, amortization and other terms consistent with the existing term loans outstanding under the Credit Agreement on the date of the Amendment.
Subsequent to the balance sheet date, the Company entered into two interest rate swaps with notional amounts of $330 million and $240 million and termination dates of November 30, 2023.
On October 31, 2018, the Company purchased three surgery centers for a combined purchase price of $50.0 million. The Company funded the purchase price with the cash flow received from the proceeds received from the $180.0 million Incremental Term Loan borrowings. As of the date of this filing, the Company has not completed its preliminary estimation of the fair values assigned to the assets acquired and liabilities assumed.

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
Executive Overview
The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the transactions that were effective August 31, 2017. Accordingly, the discussion and analysis of historical periods do not reflect the significant impact the transactions had. As discussed in the notes to the condensed consolidated financial statements included in this report, in connection with the change of control effective August 31, 2017, we elected to apply “pushdown” accounting. We have presented the information for the three and nine months ended September 30, 2017 on a Predecessor period and Successor period combined basis (each as defined in Note 1 of our condensed consolidated financial statements) to facilitate meaningful comparisons of operating results to the prior year period. You should read the following discussion together with our historical financial statements and related notes included elsewhere herein.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the nine months ended September 30, 2018, we completed acquisitions of two surgical facilities in a new market, a surgical facility in an existing market, which was merged into an existing facility, a physician practice, and an integrated physician practice, including multiple practice and surgical facility locations, in an existing market for an aggregate investment of $54.3 million.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Patient service revenues:
Surgical facilities revenues	93.2%	95.5%	93.2%	91.4%
Ancillary services revenues	4.7%	2.7%	4.8%	7.0%
	97.9%	98.2%	98.0%	98.4%
Other service revenues:
Optical services revenues	0.6%	1.1%	0.6%	1.0%
Other	1.5%	0.7%	1.4%	0.6%
	2.1%	1.8%	2.0%	1.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Private insurance payors	53.1%	50.8%	53.3%	50.0%
Government payors	38.4%	39.9%	38.6%	41.0%
Self-pay payors	2.9%	2.7%	3.1%	2.3%
Other payors (1)	5.6%	6.6%	5.0%	6.7%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Gastrointestinal	22.0%	22.8%	21.6%	23.2%
General surgery	2.9%	2.8%	3.0%	2.5%
Ophthalmology	25.4%	28.8%	25.7%	28.5%
Orthopedic and pain management	37.6%	33.9%	37.4%	33.5%
Other	12.1%	11.7%	12.3%	12.3%
Total	100.0%	100.0%	100.0%	100.0%

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Case Growth
Same-facility Information
Same-facility revenues include revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior period) along with the revenues from our ancillary services comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services and optical services that complement our surgical facilities in our existing markets. The below table reflects the pro forma effect of the NSH acquisition for the three and nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Cases	136,919	135,742	412,599	418,919
Case growth	0.9%	N/A	(1.5)%	N/A
Revenue per case	$3,460	$3,132	$3,376	$3,178
Revenue per case growth	10.5%	N/A	6.2%	N/A
Number of facilities	113	N/A	113	N/A
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
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 61 days for both the nine months ended September 30, 2018 and year ended December 31, 2017.
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2017 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in the nature of our critical accounting policies or the application of those policies other than the addition of the derivatives and hedging policy discussed below since December 31, 2017.
Derivative Instruments and Hedging Activities
In accordance with ASC 815, Derivatives and Hedging (“ASC 815”), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following table summarizes certain results from the statements of operations for the three months ended September 30, 2018 and 2017. The table also shows the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$443,932	100.0%	$306,337	100.0%
Operating expenses:
Cost of revenues	334,289	75.3%	246,696	80.5%
General and administrative expenses	19,478	4.4%	20,378	6.7%
Depreciation and amortization	16,945	3.8%	10,929	3.6%
Provision for doubtful accounts	11,555	2.6%	8,524	2.8%
Income from equity investments	(1,861)	(0.4)%	(1,608)	(0.5)%
Loss on disposals and deconsolidations, net	12,631	2.8%	447	0.1%
Transaction and integration costs	7,099	1.6%	5,326	1.7%
Loss on debt refinancing	—	—%	18,211	5.9%
Gain on acquisition escrow release	—	—%	(1,000)	(0.3)%
Other income	(1,207)	(0.3)%	4	—%
Total operating expenses	398,929	89.9%	307,907	100.5%
Operating income (loss)	45,003	10.1%	(1,570)	(0.5)%
Gain on amendment to tax receivable agreement	—	—%	16,392	5.4%
Interest expense, net	(37,159)	(8.4)%	(34,030)	(11.1)%
Income (loss) before income taxes	7,844	1.8%	(19,208)	(6.3)%
Income tax expense (benefit)	5,825	1.3%	(20,929)	(6.8)%
Net income	2,019	0.5%	1,721	0.6%
Less: Net income attributable to non-controlling interests	(23,000)	(5.2)%	(15,305)	(5.0)%
Net loss attributable to Surgery Partners, Inc.	$(20,981)	(4.7)%	$(13,584)	(4.4)%
Overview. During the three months ended September 30, 2018, our revenues increased 44.9% to $443.9 million compared to $306.3 million for the three months ended September 30, 2017. Revenue growth for the period was primarily attributable to the acquisition of NSH (closed on August 31, 2017). We incurred a net loss attributable to Surgery Partners, Inc. of $21.0 million for the 2018 period, compared to $13.6 million for the 2017 period.
Revenues. Revenues for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Dollar Variance	Percent Variance

Patient service revenues	$434,685	$300,763	$133,922	44.5%
Optical service revenues	2,699	2,794	(95)	(3.4)%
Other service revenues	6,548	2,780	3,768	135.5%
Total revenues	$443,932	$306,337	$137,595	44.9%
Patient service revenues increased 44.5% to $434.7 million for the three months ended September 30, 2018 compared to $300.8 million for the three months ended September 30, 2017. The increase in patient service revenues was primarily attributable to the acquisition of NSH.
Cost of Revenues. Cost of revenues increased 35.5%, to $334.3 million for the three months ended September 30, 2018 compared to $246.7 million for the three months ended September 30, 2017. The increase is primarily due to the acquisition of NSH and an increase in

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

supply costs due to a higher acuity case mix. As a percentage of revenues, cost of revenues were 75.3% for the 2018 period and 80.5% for the 2017 period.
General and Administrative Expenses. General and administrative expenses decreased 4.4%, to $19.5 million for the three months ended September 30, 2018 compared to $20.4 million for the three months ended September 30, 2017. The decrease is primarily due a decrease in stock compensation expense of $1.8 million offset slightly by the acquisition of NSH. As a percentage of revenues, general and administrative expenses decreased to 4.4% for the 2018 period compared to 6.7% for the 2017 period.
Depreciation and Amortization. Depreciation and amortization increased 55.0%, to $16.9 million for the three months ended September 30, 2018 compared to $10.9 million for the three months ended September 30, 2017. The increase is primarily attributable to the acquisition of NSH. As a percentage of revenues, depreciation and amortization expenses increased to 3.8% for the 2018 period compared to 3.6% for the 2017 period.
Provision for Doubtful Accounts. The provision for doubtful accounts increased 35.6%, to $11.6 million for the three months ended September 30, 2018 compared to $8.5 million for the three months ended September 30, 2017. The increase primarily attributable to the acquisition of NSH. As a percentage of revenues, the provision for doubtful accounts decreased to 2.6% for the 2018 period compared to 2.8% for the 2017 period.
Income from Equity Investments. The income from equity investments increased 15.7%, to $1.9 million for the three months ended September 30, 2018 compared to $1.6 million for the three months ended September 30, 2017. The increase is primarily attributable to the acquisition of NSH which added four equity method investment entities to our structure.
Loss on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $12.6 million for the three months ended September 30, 2018, including a net loss of $8.0 million on the sale of surgical and other facilities and $4.6 million on disposals of other long-lived assets. The net loss on disposals and deconsolidations for the 2017 period was attributable to disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $7.1 million of transaction and integration costs for the three months ended September 30, 2018 compared to $5.3 million for the three months ended September 30, 2017. The increase is primarily relates to reorganization costs as we continue to invest in our infrastructure and costs related to the integration of the NSH acquisition.
Operating Income (Loss). Our operating income margin for the three months ended September 30, 2018 was 10.1% compared to (0.5)% during the three months ended September 30, 2017. During the three months ended September 30, 2018, we recorded $7.1 million of transaction and integration costs, contingent acquisition compensation expense of $0.5 million, a net loss on disposals and deconsolidations of $12.6 million and other income of $1.2 million. Excluding the impact of these items, our operating income margin was 14.3% for the three months ended September 30, 2018.
During the three months ended September 30, 2017, we recorded transaction and integration costs related to acquisitions of $5.3 million, contingent acquisition compensation expense of $1.8 million, loss on debt refinancing of $18.2 million, a gain on acquisition escrow release of $1.0 million and a loss on disposals and deconsolidations, net, of $0.4 million. Excluding the impact of these items, our operating income margin was 7.6% for the three months ended September 30, 2017. Operating income margin for the 2017 period included the impact of hurricanes Irma and Harvey and the impact associated with an increase in reserves for certain accounts receivables.
Interest Expense, Net. Interest expense, net, increased 9.2%, to $37.2 million for the three months ended September 30, 2018 compared to $34.0 million for the three months ended September 30, 2017. As a percentage of revenues, interest expense, net decreased to 8.4% for the 2018 period compared to 11.1% for the 2017 period. The increase primarily relates to the issuance of our $370 million Senior Unsecured Notes on June 30, 2017 due 2025 and an increase in our variable rate debt due to the refinancing of our Senior Secured Credit Facility as of August 31, 2017.
Income Tax Expense (Benefit).  The income tax expense was $5.8 million for the three months ended September 30, 2018 compared to an income tax benefit of $20.9 million for the three months ended September 30, 2017. The effective tax rate was 74.3% for the three months ended September 30, 2018 compared to 109.0% for the three months ended September 30, 2017. The decrease in the effective tax rate was primarily due to the tax effect of the gain on amendment of the tax receivable agreement recognized in the three months ended September 30, 2017.  The effective tax rate was further impacted by the Tax Act due to the reduced U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018.  Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $23.0 million for the three months ended September 30, 2018 compared to $15.3 million for the three months ended September 30, 2017. The increase is primarily attributable to the acquisition of NSH. As a percentage of revenues, net income attributable to non-controlling interests was 5.2% in the 2018 period and 5.0% for the 2017 period.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table summarizes certain results from the statements of operations for the nine months ended September 30, 2018 and 2017. The table also shows the percentage relationship to revenues for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,306,076	100.0%	$880,873	100.0%
Operating expenses:
Cost of revenues	1,001,691	76.7%	675,096	76.6%
General and administrative expenses	69,729	5.3%	54,574	6.2%
Depreciation and amortization	49,379	3.8%	33,454	3.8%
Provision for doubtful accounts	25,788	2.0%	19,987	2.3%
Income from equity investments	(6,283)	(0.5)%	(3,860)	(0.4)%
Loss on disposals and deconsolidations, net	15,875	1.2%	2,048	0.2%
Transaction and integration costs	23,771	1.8%	8,567	1.0%
Loss on debt refinancing	—	—%	18,211	2.1%
Gain on litigation settlement	—	—%	(3,794)	(0.4)%
Gain on acquisition escrow release	—	—%	(1,000)	(0.1)%
Other income	(3,601)	(0.3)%	(300)	—%
Total operating expenses	1,176,349	90.1%	802,983	91.2%
Operating income	129,727	9.9%	77,890	8.8%
Gain on amendment to tax receivable agreement	—	—%	16,392	1.9%
Interest expense, net	(107,368)	(8.2)%	(84,812)	(9.6)%
Income before income taxes	22,359	1.7%	9,470	1.1%
Income tax expense (benefit)	10,905	0.8%	(18,300)	(2.1)%
Net income	11,454	0.9%	27,770	3.2%
Less: Net income attributable to non-controlling interests	(69,418)	(5.3)%	(48,579)	(5.5)%
Net loss attributable to Surgery Partners, Inc.	$(57,964)	(4.4)%	$(20,809)	(2.4)%
Overview. During the nine months ended September 30, 2018, our revenues increased 48.3% to $1,306.1 million compared to $880.9 million for the nine months ended September 30, 2017. Revenue growth for the period was primarily attributable to the acquisition of NSH (closed on August 31, 2017). We incurred a net loss attributable to Surgery Partners, Inc. of $58.0 million for the 2018 period, compared to $20.8 million for the 2017 period.
Revenues. Revenues for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	Dollar Variance	Percent Variance

Patient service revenues	$1,278,966	$866,244	$412,722	47.6%
Optical service revenues	8,437	8,518	(81)	(1.0)%
Other service revenues	18,673	6,111	12,562	205.6%
Total revenues	$1,306,076	$880,873	$425,203	48.3%
Patient service revenues increased 47.6% to $1.28 billion for the nine months ended September 30, 2018 compared to $866.2 million for the nine months ended September 30, 2017. The increase in patient service revenues was primarily attributable to the acquisition of NSH, offset by a decline in our ancillary service business and adjustments to revenue recorded in the first quarter in connection with applying consistent revenue policies across the combined company.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cost of Revenues. Cost of revenues increased 48.4%, to $1.00 billion for the nine months ended September 30, 2018 compared to $675.1 million for the nine months ended September 30, 2017. The increase is primarily related to the acquisition of NSH and an increase in supply costs due to a higher acuity case mix. As a percentage of revenues, cost of revenues were 76.7% for the 2018 period and 76.6% for the 2017 period.
General and Administrative Expenses. General and administrative expenses increased 27.8%, to $69.7 million for the nine months ended September 30, 2018 compared to $54.6 million for the nine months ended September 30, 2017. The increase is primarily related to the acquisition of NSH and an increase in stock compensation expense of $0.9 million. The remaining increase is primarily due to continued investment in our corporate infrastructure. As a percentage of revenues, general and administrative expenses decreased to 5.3% for the 2018 period compared to 6.2% for the 2017 period.
Depreciation and Amortization. Depreciation and amortization increased 47.6%, to $49.4 million for the nine months ended September 30, 2018 compared to $33.5 million for the nine months ended September 30, 2017. The increase is primarily attributable to the acquisition of NSH. As a percentage of revenues, depreciation and amortization expenses were 3.8% for both the 2018 and 2017 periods.
Provision for Doubtful Accounts. The provision for doubtful accounts increased 29.0%, to $25.8 million for the nine months ended September 30, 2018 compared to $20.0 million for the nine months ended September 30, 2017. The increase is primarily attributable to the acquisition of NSH. As a percentage of revenues, the provision for doubtful accounts was 2.0% for the 2018 period and 2.3% for the 2017 period.
Income from Equity Investments. The income from equity investments increased 62.8%, to $6.3 million for the nine months ended September 30, 2018 compared to $3.9 million for the nine months ended September 30, 2017. The increase is primarily attributable to the acquisition of NSH which added four equity method investment entities to our structure.
Loss on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $15.9 million for the nine months ended September 30, 2018, including a net loss of $9.5 million on the sale of surgical and other facilities and $7.5 million on disposals of other long-lived assets, offset by a net gain of $1.1 million on the deconsolidation of a surgical facility. The net loss on disposals and deconsolidations for the 2017 period was attributable to disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $23.8 million of transaction and integration costs for the nine months ended September 30, 2018 compared to $8.6 million for the nine months ended September 30, 2017. The increase is primarily relates to reorganization costs as we continue to invest in our infrastructure and costs related to the integration of the NSH acquisition, which includes approximately $4.5 million in severance costs incurred during the period related to the integration of the corporate office functions.
Operating Income. Our operating income margin for the nine months ended September 30, 2018 was 9.9% compared to 8.8% during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we recorded $23.8 million of transaction and integration costs, contingent acquisition compensation expense of $1.5 million, a net loss on disposals and deconsolidations of $15.9 million and an other income of $3.6 million. Excluding the impact of these items, our operating income margin was 12.7% for the nine months ended September 30, 2018.
During the nine months ended September 30, 2017, we recorded a gain on litigation settlement of $3.8 million, transaction and integration costs related to acquisitions of $8.6 million, loss on debt refinancing of $18.2 million, gain on acquisition escrow release of $1.0 million, contingent acquisition compensation expense of $5.7 million and a net loss on disposals and deconsolidations of $2.0 million. Excluding the impact of these items, our operating income margin was 12.2% for the nine months ended September 30, 2017.
Interest Expense, Net. Interest expense, net, increased 26.6%, to $107.4 million for the nine months ended September 30, 2018 compared to $84.8 million for the nine months ended September 30, 2017. As a percentage of revenues, interest expense, net was 8.2% for the 2018 period compared to 9.6% for the 2017 period. The increase primarily relates to the issuance of our $370 million Senior Unsecured Notes on June 30, 2017 due 2025 and an increase in our variable rate debt due to the refinancing of our Senior Secured Credit Facility as of August 31, 2017.
Income Tax Expense (Benefit).  The income tax expense was $10.9 million for the nine months ended September 30, 2018 compared to an income tax benefit of $18.3 million for the nine months ended September 30, 2017. The effective tax rate was 48.8% for the nine months ended September 30, 2018 compared to (193.2)% for the nine months ended September 30, 2017. The increase in the effective tax rate was primarily due to the Tax Act, which implemented an interest expense limitation resulting in a deferred tax asset that required a valuation allowance to be reported at its net realizable value. The Company recorded additional tax expense in 2018 to account for the gain on divestitures and valuation allowances on state tax attributes resulting from legislative changes enacted during the second quarter. The effective tax rate was further impacted by the Tax Act due to the reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $69.4 million for the nine months ended September 30, 2018 compared to $48.6 million for the nine months ended September 30, 2017. The increase is primarily attributable to the acquisition of NSH.As a percentage of revenues, net income attributable to non-controlling interests was 5.3% in the 2018 period and 5.5% for the 2017 period.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the nine months ended September 30, 2018, our cash flow provided by operating activities was $99.1 million compared to $66.5 million in the nine months ended September 30, 2017. The increase period over period is primarily attributable to the acquisition of NSH. At September 30, 2018, we had working capital of $167.7 million compared to $260.2 million at December 31, 2017.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2018 was $66.6 million, which included $26.6 million related to purchases of property and equipment. During the period, we paid approximately $55.2 million (net of cash acquired) related to acquisitions, which included: (a) purchase of three surgical facilities and a physician practice for $32.9 million, (b) purchase of an integrated physician practice, including multiple practice and surgical facility locations for $21.1 million, and (c) additional cash consideration related to the working capital settlement for the acquisition of NSH of $1.2 million. Further, we sold our controlling interests in four surgical facilities, retaining a non-controlling interest in one, and our optical laboratory for cash proceeds of $18.0 million.
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
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2018 was $128.2 million. During this period, we made distributions to non-controlling interest holders of $80.1 million and paid cash related to ownership transactions with consolidated affiliates of $0.5 million. Further, we made repayments on our long-term debt of $94.9 million offset by borrowings of $62.8 million. In addition, we made preferred dividend payments of $7.8 million and repurchased $2.0 million of our common stock pursuant to our $50 million repurchase program announced on December 15, 2017.
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
Debt
As of September 30, 2018, the carrying value of our total indebtedness, including capital leases, was $2.173 billion, consisting of outstanding aggregate principal of $2.171 billion and net unamortized fair value premium of $1.7 million.
2017 Senior Secured Credit Facilities
We have term loan borrowings with a carrying value of $1.271 billion, consisting of outstanding aggregate principal of $1.277 billion and unamortized fair value discount of $5.7 million (the "Term Loan"). The Term Loan matures on August 31, 2024 (or, if at least 50.0% of the 2021 Unsecured Notes (as defined below) shall have not either been repaid or refinanced with permitted indebtedness having a maturity date not earlier than six months after the maturity date of the Term Loan by no later than October 15, 2020, then October 15, 2020). The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan.
We have a revolving credit facility providing for revolving borrowings of up to $75.0 million (the "Revolver" and, together with the Term Loan, the "2017 Senior Secured Credit Facilities"). The Revolver will mature on August 31, 2022 (or, if at least 50.0% of the 2021 Notes have not either been repaid or refinanced with permitted indebtedness having a maturity date not earlier than six months after the maturity date of the Term Loan by no later than October 15, 2020, then October 15, 2020). As of September 30, 2018, our availability on the Revolver was $60.5 million (including outstanding letters of credit of $3.5 million).
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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Senior Unsecured Notes
We have senior unsecured notes due April 15, 2021 with a carrying value of $407.4 million, consisting of outstanding aggregate principal of $400.0 million and unamortized fair value premium of $7.4 million (the "2021 Unsecured Notes"). The 2021 Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year.
We have $370.0 million aggregate principal amount of senior unsecured notes due July 1, 2025 outstanding (the "2025 Unsecured Notes"). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year.
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $88.1 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and capital lease obligations of $24.8 million for which we are liable to various vendors for several property and equipment leases classified as capital leases.
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
When we use the term "Adjusted EBITDA", we are referring to EBITDA, as defined above, adjusted for equity-based compensation expense, transaction, integration and acquisition costs, contingent acquisition compensation expense, reserve adjustments, loss on disposals and deconsolidations, net, gain on litigation settlement, gain on acquisition escrow release, gain on amendment to tax receivable agreement and loss on debt refinancing. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table reconciles EBITDA and Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in thousands and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$7,844	$(19,208)	$22,359	$9,470
Minus:
Net income attributable to non-controlling interests	23,000	15,305	69,418	48,579
Plus:
Interest expense, net	37,159	34,030	107,368	84,812
Depreciation and amortization	16,945	10,929	49,379	33,454
EBITDA	38,948	10,446	109,688	79,157
Plus (minus):
Equity-based compensation	1,526	3,311	6,303	5,380
Transaction, integration and acquisition costs (1)	7,489	6,406	25,419	11,134
Reserve adjustments (2)	(2,109)	—	2,670	—
Loss on disposals and deconsolidations, net	12,631	447	15,875	2,048
Contingent acquisition compensation expense	503	1,815	1,510	5,662
Gain on litigation settlement	—	—	—	(3,794)
Gain on acquisition escrow release	—	(1,000)	—	(1,000)
Gain on amendment to tax receivable agreement	—	(16,392)	—	(16,392)
Loss on debt refinancing	—	18,211	—	18,211
Adjusted EBITDA	$58,988	$23,244	$161,465	$100,406

(1)
This amount includes transaction and integration costs of $7.1 million and $5.3 million for the three months ended September 30, 2018 and 2017, respectively, and acquisition costs of $0.4 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. This amount includes transaction and integration costs of $23.8 million and $8.6 million for the nine months ended September 30, 2018 and 2017, respectively, and acquisition costs of $1.6 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in thousands and unaudited):

Twelve Months Ended September 30, 2018

Cash flows from operating activities	$153,501
Minus:
Net income attributable to non-controlling interests	102,560
Plus (minus):
Non-cash interest income, net	1,691
Deferred income taxes	(80,960)
Provision for doubtful accounts	(34,553)
Income from equity investments, net of distributions received	(695)
Changes in operating assets and liabilities, net of acquisitions and divestitures	29,274
Income tax expense	82,755
Interest expense, net	140,225
Transaction, integration and acquisition costs	31,292
Reserve adjustments	2,670
Contingent acquisition compensation expense	2,887
Gain on acquisition escrow release	(167)
Acquisitions (1)	38,660
Credit Agreement EBITDA	$264,020

(1)
Represents impact of acquired anesthesia entities, physician practices and surgical facilities as if each acquisition had occurred on October 1, 2017 including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with the NSH acquisition. Further, this includes revenue synergies from other business initiatives as defined in the Credit Agreement.

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
Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by the Department of Health and Human Services (“HHS”). Among other things, these regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care. In addition, our facilities must maintain compliance with all applicable state and local laws and regulations. As of September 30, 2018, seven of our hospitals, which do not have an emergency room, have in place a protocol for the transfer of patients requiring emergency treatment that could be interpreted as inconsistent with a 2007 CMS survey and certification memorandum which clarified the expectation that even hospitals without emergency rooms are to appraise medical emergencies and provide initial treatment before facilitating a referral or transfer as appropriate. Such protocols could lead to an increased risk of a finding of noncompliance with CMS conditions of participation upon survey.
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
Federal Physician Self-Referral Law
Congress has enacted the federal physician self-referral law, or Stark Law, that prohibits certain self-referrals for healthcare services. As currently enacted, the Stark Law prohibits a practitioner, including a physician, dentist or podiatrist, from referring patients to an entity with which the practitioner or a member of his or her immediate family has a “financial relationship” for the provision of certain “designated health services” that are payable, in whole or in part, by Medicare unless an exception applies. The term “financial relationship” is broadly defined and includes most types of ownership and compensation relationships. The Stark Law also prohibits the entity from seeking payment from Medicare for services that are rendered through a prohibited referral and prohibits payment of federal financial participation payments to a state for designated health services payable by the state's Medicaid plan when the designated health service is furnished pursuant to a referral that would be prohibited by the Stark Law. If an entity is paid for services provided through a prohibited referral, it may be required to refund the payments. Violations of the Stark Law may also result in the imposition of damages equal to three times the amount improperly claimed and civil monetary penalties of up to $15,000 per prohibited claim and $100,000 per prohibited circumvention scheme and exclusion from participation in state or federal healthcare programs. For the purposes of the Stark Law, the term “designated health services” is defined to include:

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
Eighteen of our facilities are licensed as hospitals as of September 30, 2018. The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the Whole Hospital Exception have been the subject of recent regulatory action and legislation. Changes in the Affordable Care Act include:

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
Federal and State Privacy and Security Requirements
The Health Insurance Portability and Accountability Act, Public Law 104-191, the Health Information Technology for Economic and Clinical Health Act, Public Law 111-5 § 13001 et seq., and their implementing regulations (collectively, “HIPAA”) govern the privacy, security, and breach of “protected health information” (“PHI”) by “covered entities” and “business associates”. A “covered entity” is a health plan, a health care clearinghouse, or a health care provider that engages in certain electronic transactions as described by HIPAA involving PHI. A “business associate” is a person that provides services to, or performs a function on behalf of, a covered entity involving the creation, receipt, maintenance, or transmission of PHI by that person. Our affiliates and subsidiaries that own and operate surgical facilities or hospitals are generally covered entities. Our affiliates and subsidiaries that provide management or administrative services to surgical facilities or hospitals are generally business associates.

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
Fee Splitting; Corporate Practice of Medicine
Many states have enacted fee splitting laws that prohibit physicians from splitting professional fees with non-physicians. Many states have also implemented corporate practice of medicine restrictions, which generally prohibit non-professional entities (such as us) from practicing medicine, exercising control over clinical decision-making, or employing physicians. The existence, interpretation and enforcement of these laws vary significantly from state to state. In light of these restrictions, in certain states we enter into long-term management services agreements through our subsidiaries with affiliated medical practices, which employ or contract with physicians and other healthcare professionals. Under these arrangements, our subsidiary management companies perform only non-medical administrative services, do not represent that they offer medical services, and do not exercise influence or control over the practice of medicine. Although we believe that the management fees we receive from our affiliated medical practices have been structured in a manner that is compliant with applicable fee-splitting laws, it is possible that a government regulator could interpret such fee arrangements to be in violation of certain fee-splitting laws. Future interpretations of, or changes in, these laws might require structural and organizational modifications of our existing management relationships, and we cannot assure you that we would be able to appropriately modify such relationships. In addition, statutes in some states could restrict our expansion into those states.

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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At September 30, 2018, we had outstanding principal amount of debt of $962.8 million in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of September 30, 2018, our quarterly interest expense would increase by approximately $2.4 million. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2018 based on our indebtedness at September 30, 2018.
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
Other than our progress in our remediation efforts outlined above, there have been no changes during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Stockholder Litigation. On December 4, 2017, the Company, certain current and former members of the Company’s board of directors, H.I.G. Capital LLC and certain of its affiliates and Bain Capital Private Equity, L.P. and certain of its affiliates and advised funds (collectively, the “Defendants”) were named as defendants in a suit filed in the Delaware Court of Chancery (the “Delaware Action”) by a purported Company stockholder relating to the Transactions. The plaintiff in the Delaware Action claims that the Defendants breached their fiduciary duties in connection with the Transactions, and that, in the alternative, Bain Capital aided and abetted those purported breaches. The plaintiff in the Delaware Action purports to assert those claims on the Company’s behalf, as well as on behalf of a putative class of Company stockholders and requests that the Court award monetary damages to the purported class and/or the Company. On January 2, 2018 the defendants in the Delaware Action moved to dismiss all of the claims asserted in that suit. The defendants' motions to dismiss have been fully briefed and argued, and the parties await a decision from the court.
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

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(in thousands, except share and per share amounts)
July 1, 2018 to July 30, 2018	—	$—	—	$—
August 1, 2018 to August 31, 2018	18,441	$12.84	—	$—
September 1, 2018 to September 30, 2018	—	$—	—	$—
Total	18,441	$12.84	—	$46,009

(1)	Includes shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.

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
Date: November 9, 2018