Form 10-K
period 2018-12-31
Surgery Partners, Inc.
filed 2019-03-15
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company . See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2018, was $316.5 million.
As of March 12, 2019, there were 48,801,400 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held May 29, 2019 are incorporated by reference into Part III of this report.

SURGERY PARTNERS, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "projections," "believe," "continue," "drive," "estimate," "expect," "intend," "may," "plan," "will," "could," "would" and similar expressions are generally intended to identify forward-looking statements.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the "Risk Factors" section of this Annual Report, which include but are not limited to the following:

•	the impact of future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory actions on our business;

•	our ability to comply with current healthcare laws and regulations;

•	reductions in payments from government healthcare programs and managed care organizations;

•	our ability to contract with private third-party payors;

•	changes in our payor mix or surgical case mix;

•	failure to maintain or develop relationships with our physicians on beneficial terms, or at all;

•	the impact of payor controls designed to reduce the number of surgical procedures;

•	our efforts to integrate operations of acquired businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities;

•	shortages or quality control issues with surgery-related products, equipment and medical supplies;

•	competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts;

•	our ability to attract and retain qualified healthcare professionals;

•	our ability to enforce non-compete restrictions against our physicians;

•	our ability to manage material liabilities whether known or unknown incurred as a result of acquiring surgical facilities;

•	economic and competitive conditions;

•	the outcome of legal and regulatory proceedings that have been or may be brought against us;

•	changes in the regulatory, economic and other conditions of the states where our surgical facilities are located;

•	substantial payments we are required to make under the tax receivable agreement; and

•	our substantial indebtedness.
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by known or unknown risks, uncertainties and assumptions, including, among other things, the risks, uncertainties and assumptions described in Item 1A. "Risk Factors."
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

PART I
Item 1. Business
Overview
Surgery Partners, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates a national network of surgical facilities and ancillary services. Surgery Partners, Inc. was formed April 2, 2015, as a holding company for the purpose of facilitating an initial public offering of shares of common stock. Prior to September 30, 2015, we conducted business through Surgery Center Holdings, Inc. and its subsidiaries. Unless the context otherwise indicates, Surgery Partners, Inc. and its subsidiaries are referred to herein as "Surgery Partners," "we," "us," "our" or the "Company."
On August 31, 2017, we completed the acquisition of NSH Holdco, Inc. (the “NSH Merger” or "acquisition of NSH"). Also on August 31, 2017, (i) we completed the sale and issuance of 310,000 shares of our 10.00% Series A Convertible Perpetual Participating Preferred Stock (the “Series A Preferred Stock”) to a fund advised by an affiliate of Bain Capital Private Equity LP (“Bain Capital”), at a purchase price of $1,000 per share in cash (the “Preferred Private Placement”), and (ii) Bain Capital completed its purchase of 26,455,651 shares (the “Purchased Shares”) of our common stock from H.I.G. Surgery Centers, LLC (“H.I.G.”) ("Private Sale"). As a result, Bain Capital became our controlling stockholder, holding Series A Preferred Stock and Common Stock that collectively represented approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017, and H.I.G. and its affiliated investment funds no longer own any capital stock of the Company. We refer to the Preferred Private Placement and the Private Sale collectively in this Annual Report on Form 10-K as the “Transactions.”
The following discussion of our business covers periods both prior to and subsequent to the Transactions. As discussed in the notes to the consolidated financial statements included in this report, in connection with the change of control effected by the Private Sale, we elected to apply “pushdown” accounting. We have presented the information for the year ended December 31, 2017 on a Predecessor period and Successor period combined basis (each as defined in Note 1. "Organization and Summary of Accounting Policies" of our consolidated financial statements) to facilitate meaningful comparisons of operating results to the prior year periods. You should read the following discussion together with our consolidated financial statements and related notes included elsewhere herein.
As of December 31, 2018, we owned or operated primarily in partnership with physicians, a portfolio of 123 surgical facilities in the United States comprised of 108 ambulatory surgical centers ("ASCs") and 15 surgical hospitals (“surgical hospitals,” and together with ASCs referred to as “surgical facilities” or “facilities”) across 31 states and we owned a majority interest in 84 of these facilities. During 2018, our physicians provided services to patients in our surgical facilities generating approximately $1.7 billion in revenue.
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
In addition, we believe favorable industry trends such as an aging population and advancements in medical technology will further drive growth.
Operations
We operate in three reporting segments: surgical facility services, ancillary services and optical services.

•
Our surgical facility services segment consists of the operation of ASCs and surgical hospitals, and includes our anesthesia services. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology, general surgery, ophthalmology, orthopedics, and pain management.

•
Our ancillary services segment consists of a diagnostic laboratory and multi-specialty physician practices. These physician practices include our owned and operated physician practices pursuant to long-term management service agreements.

•	Our optical services segment consists of an optical products group purchasing organization, and until October 2018, an optical laboratory that manufactured eyewear.
Surgical Facility Services Segment
Surgical Facility Operations
As of December 31, 2018, we owned (primarily with physician investors or healthcare systems) or operated 123 surgical facilities, including 15 licensed hospitals. Our surgical facility services segment contributed approximately 95%, 93% and 91% of our total revenue in 2018, 2017 and 2016, respectively.
Our typical ASC is a free-standing facility that performs planned surgical procedures on an outpatient basis for patients not requiring hospitalization and for whom an overnight stay is not expected after surgery. Each center typically has one to four operating or procedure rooms with areas for reception, pre-operative care, recovery and administration. The staff of our ASCs generally includes a center administrator, registered nurses, operating room technicians, as well as other administrative staff.
Our surgical hospitals are generally larger than our ASCs and include inpatient hospital rooms and, in two cases, a limited scope emergency department. Our surgical hospitals also provide ancillary services such as diagnostic imaging, pharmacy, laboratory, obstetrics, physical therapy, oncology and wound care.
We operate both multi-specialty and single-specialty facilities. In multi-specialty facilities, a variety of surgical procedures are performed, including, among others, GI, general surgery, ophthalmology, orthopedics and pain management. We have diversified the mix of procedures performed at our facilities by strategically introducing select specialties that will complement existing facilities. In many cases, we keep certain facilities as single-specialty where it suits an individual facility or market demand.
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
Surgical Facility Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups and healthcare systems. One of our wholly-owned subsidiaries typically serves as the general partner or managing member of our surgical facilities.  We generally seek to own a majority interest in our surgical facilities, or otherwise have sufficient control over the facilities to be able to consolidate the financial results of operations of the facilities with ours. In some instances, we will acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or healthcare systems. We hold majority ownership in 84 of the 123 surgical facilities in which we own an interest. We provide intercompany loans to some of the surgical facilities which often are secured by a pledge of assets of the facility. We also have a management agreement with the majority of our surgical facilities, under which we provide day-to-day management services for a management fee, which is typically equal to a percentage of the facility revenue.
Strategic Relationships
When attractive opportunities arise, we may develop, acquire or operate surgical facilities through strategic relationships with payors, healthcare systems, and other healthcare providers. We believe that forming such relationships can enhance our ability to attract physicians and access favorable managed care contracts for our surgical facilities in that market.
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
Sources of Revenue
Revenue from our surgical facilities is earned from facility fees related to healthcare services performed in our surgical facilities and is included in our patient service revenues. The fee charged for surgical services varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and/or medications. Our fees do not typically include professional fees charged by the patient's surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor.
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

The following table sets forth the percentage of total patient service revenues for our consolidated surgical facilities by type of payor for the periods indicated:

	Year Ended December 31,
	2018	2017	2016

Private Insurance	54.6%	53.6%	51.5%
Government	37.6%	38.3%	39.9%
Self-pay	2.9%	2.4%	1.8%
Other	4.9%	5.7%	6.8%
Total patient service revenues	100.0%	100.0%	100.0%
We receive reimbursement from Medicare for surgical services based on three different payment systems depending on the site of service: hospital outpatient surgical services, hospital inpatient surgical services and outpatient surgical services generally provided in our ASCs.
Medicare Reimbursement - Hospital Outpatient Departments
Surgical services that are provided in hospital outpatient departments (“HOPDs”) are generally reimbursed by the Centers for Medicare and Medicaid Services ("CMS") using the Outpatient Prospective Payment System (the “OPPS”). The OPPS, established by the Secretary of the Department of Health and Human Services (“HHS”), determines payment amounts prospectively (generally the following calendar year) for various categories of medical services performed in HOPDs. On November 21, 2018, CMS published its OPPS final rule for 2019. The final rule provides for a payment rate increase of 1.35%. Hospitals that do not meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program will be subject to a 2.0% payment rate decrease.
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
Medicare Reimbursement - Hospital Inpatient Services
Fifteen of our surgical facilities are licensed as hospitals. Most inpatient services provided by hospitals are reimbursed by Medicare under the inpatient prospective payment system (“IPPS”). Under the IPPS, a hospital receives a fixed amount for inpatient hospital services based on each patient's final assigned Medicare-severity diagnosis related group (“MS-DRG”). Each MS-DRG is assigned a payment rate that is prospectively set by CMS using national average resources used per case for treating a patient with a particular diagnosis. This assignment also affects the prospectively determined capital rate paid with each MS-DRG. MS-DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. The index used to adjust the MS-DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services.
On August 17, 2018, CMS published the IPPS final rule for federal fiscal year (“FFY”) 2019, which began on October 1, 2018. Under the FFY 2019 final rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting (“IQR”) Program and demonstrate meaningful use of certified electronic health record ("EHR") technology will be increased by 1.35%. Those hospitals that do not successfully report quality data under the IQR Program (but are meaningful EHR users) may receive a payment rate increase of only 0.625%. In addition to the IQR Program, hospitals will be subject to payment adjustments under the Value Based Purchasing Program, Readmissions Reduction Program and Hospital Acquired Conditions Reduction Programs that have been implemented by HHS.
Medicare Reimbursement - ASCs
Payments under the Medicare program to ASCs are also made based on the OPPS. However, the payment received from CMS is a percentage of the payment to HOPDs. Reimbursement rates for ASCs are updated annually based on changes in the consumer price index offset by multifactor productivity adjustments. Based on the OPPS Final Rule, ASC reimbursement rates will increase by 1.35% for 2019. CMS has established the Ambulatory Surgical Center for Quality Reporting ("ASCQR") Program as a pay-for-reporting, quality data program. Our ASCs that participate in the ASCQR Program receive the full annual update to the ASC payment rate. Those ASCs that do not successfully report quality data under the ASCQR Program may receive a payment reduction.
Annual Cost Reports
Hospitals participating in Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, may be required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Annual cost reports required under the Medicare and Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be payable to us under these reimbursement programs. Finalization of these audits often takes several years. Providers may appeal any final determination made in connection with an audit. While

ASCs are not currently subject to federal cost reporting requirements, it is possible that such requirements, which could be costly for us, will be implemented by CMS in the future.
Ancillary Services and Optical Services Segments
Ancillary Services
Our portfolio of outpatient surgical facilities is complemented by a suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. Rather than contracting with third-party providers, in some geographies we own ancillary businesses including a diagnostic laboratory, multi-specialty physician practices, urgent care facilities and anesthesia services. Our Company, physicians and patients benefit from these services through improved clinical efficiency and scheduling, and from incremental revenue associated with retaining these fees. Our ancillary services segment contributed approximately 4%, 6% and 8% of our total revenue in 2018, 2017 and 2016, respectively. Our ancillary services includes a diagnostic laboratory and multi-specialty physician practices.

•
We offer physicians toxicology testing services through our wholly-owned diagnostic laboratory, based in Tampa, Florida. Advanced toxicology screening provides physicians with the ability to identify when a patient is taking too much of a prescribed substance, when a patient is non-compliant with a prescribed substance or when a patient is taking unprescribed or illicit substances. Our diagnostic laboratory offerings support the needs of our physicians across our existing specialties and new service lines.

•
We employ two models in connection with our network of multi-specialty physician practices. In the state of Florida, where the law does not preclude a business corporation from employing physicians, we own and operate Tampa Pain Relief Center, Inc., a wholly-owned business with several locations throughout Florida. In states other than Florida, we operate physician practices pursuant to long-term management service agreements with separate professional corporations that are wholly-owned by physicians.

Optical Services
Our optical services segment contributed approximately 1% of our total revenue in each of 2018, 2017 and 2016.
Sources of Revenue - Ancillary Services and Optical Services Segments
The fees charged for services in our other segments depend on a variety of factors, including the type of service provided, the location in which the service is provided and the provider of the service. Service fees are received from both private and government third-party sources of payment. The amounts that we receive in payment for the provision of ancillary and optical services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations cost containment and utilization decisions and reduced reimbursement schedules of third-party payors.
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
Certain of our laboratory ancillary services are reimbursed by Medicare under the Medicare Clinical Laboratory Fee Schedule (“CLFS”). Under a June 23, 2016 final rule that implemented the Protecting Access to Medicare Act of 2014 (“PAMA”), as of January 1, 2018 the CLFS payment methodology was adjusted so that payment amounts for laboratory tests on the CLFS is determined by calculating a weighted median of private payor rates using reported private payor rates and associated volume (number of tests). For tests that were paid on the CLFS prior to the implementation of PAMA, any reduction in payment amount will be phased in over the first 6 years of payment under the new system.
Acquisitions and Developments
On August 31, 2017, we completed the acquisition of NSH Holdco, Inc. for approximately $760 million, adding NSH’s surgical facilities to our portfolio. At the same time, we completed the Transactions. In the last five years we have also completed the acquisition of Symbion, which materially expanded our network of existing facilities and ancillary services.
Acquisition Program. In addition to our corporate strategy, we continuously evaluate opportunities to expand our presence in the surgical facility market by making strategic acquisitions of existing surgical facilities and by developing new surgical facilities in cooperation with local physician partners and, when appropriate, healthcare systems and other strategic partners. We generally structure our partnerships as two-way arrangements where either we are a majority owner partnered with physicians or we are a minority owner with buy-up rights. These buy-up rights give us the option to own a controlling interest at some point in the future. Alternatively, we may choose to pursue a three-way arrangement with physicians and a healthcare system.
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
Development Program. We develop surgical facilities in markets that we identify as having substantial interest by physicians and payors. We have experience in developing both single and multi-specialty surgical facilities. When we develop a new surgical facility, we generally provide all of the services necessary to complete the project. We offer in-house capabilities for structuring partnerships and financing facilities and work with architects and construction firms in the design and development of surgical facilities. Before and during the development phase of a new surgical facility, we analyze the competitive environment in the local market, review market data to identify appropriate services to provide, prepare and analyze financial forecasts, evaluate regulatory and licensing issues and assist in designing the surgical facility and identifying appropriate equipment to purchase or lease. After the surgical facility is developed, we typically provide general startup operational support, including information systems, equipment procurement and financing.
Marketing
We primarily direct our sales and marketing efforts at physicians who would utilize our surgical facilities. Marketing activities directed at physicians and other healthcare providers are coordinated locally by the individual surgical facility and are supplemented by our dedicated corporate personnel. These activities generally emphasize the benefits offered by our surgical facilities compared to other facilities in the market, such as the proximity of our surgical facilities to physicians’ offices, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the efficient turnaround time between cases, our advanced surgical equipment and our simplified administrative procedures. Although the facility administrator is the primary point of contact, physicians who utilize our surgical facilities are important sources of recommendations to other physicians regarding the benefits of using our surgical facilities. Recruiting teams develop a target list of physicians, and we continually review our progress in successfully recruiting additional local physicians.
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
Competition
In each market in which we operate a surgical facility, we compete with hospitals and operators of other surgical facilities to attract physicians and patients. We believe that the competitive factors that affect our surgical facilities’ ability to compete for physicians are convenience of location of the surgical facilities, quality of care offered, convenience of scheduling, professionalism and cleanliness of facilities, access to capital and participation in managed care programs. In addition, we believe the national prominence, scale and reputation of our company are instrumental in attracting physicians. We believe that our surgical facilities attract patients based upon our quality of care, the specialties and reputations of the physicians who operate in our surgical facilities, participation in managed care programs, ease of access and convenient scheduling and registration procedures.
In developing or acquiring existing surgical facilities, we compete with other public and private surgical facility and hospital companies.  Several large national companies own and/or manage surgical facilities, in some cases in connection with other lines of business with which we do not compete, including HCA Holdings, Inc., Envision Healthcare Corporation and Tenet Healthcare Corporation. We also face competition from local hospitals, physicians and other providers who may compete with us in the ownership and operation of surgical facilities, as well as the trend of physicians choosing to perform procedures in an office-based setting rather than in a surgical facility.
Seasonality
Our revenue fluctuates based on the number of business days in each calendar quarter, because the majority of services provided by physicians in our surgical facilities consist of scheduled procedures and office visits that occur during business hours. In addition, revenue in the fourth quarter could also be impacted by an increased utilization of services due to annual deductibles which are not usually met until later in the year and also as patients utilize their healthcare benefits before they expire at year-end.
Employees
At December 31, 2018, we had approximately 11,000 employees, including approximately 7,900 full-time employees. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.
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
Insurance
We maintain liability insurance in amounts that we believe are appropriate for our operations. Currently, we maintain professional liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence with a retention of $100,000 per occurrence and $3.0 million in annual aggregate coverage per surgical facility, including the facility and employed staff. We maintain general liability insurance that provides coverage on an occurrence basis of $1.0 million per occurrence with a retention of $25,000 per occurrence and $3.0 million in annual aggregate coverage per surgical facility, as well as an additional umbrella liability insurance policy in the aggregate amount of $33.0 million. We also maintain business interruption insurance and property damage insurance. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred.
In addition, physicians who provide professional services in our surgical facilities are required to maintain separate malpractice coverage with defined minimum coverage limits. While we believe that our insurance policies are adequate in amount and coverage for our operations, we cannot assure you that the insurance coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.
Private Third-Party Payors
Most private third-party payors reimburse us for services pursuant to written contracts. These contracts generally require that we offer discounts from our established charges. Some of our payments come from third-party payors with which we do not have written contracts. In those situations, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had we had a contract with the third-party payor. We also submit a claim for the services to the third-party payor along with full disclosure that we have charged the patient an in-network patient responsibility amount.
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
Our surgical facilities also are subject to state licensing requirements for medical providers. Our ASCs have licenses to operate in the states in which they operate and must meet all applicable requirements for ASCs. In addition, even though our surgical facilities that are licensed as hospitals primarily provide surgical services, they must meet all applicable requirements for general hospital licensure. To assure continued compliance with these regulations, governmental and other authorities periodically inspect our surgical facilities. The failure to comply with these regulations could result in the suspension or revocation of a facility’s license. In addition, based on the specific operations of our surgical facilities, some of these facilities maintain a pharmacy license, a controlled substance registration, a clinical laboratory certification waiver, and environmental protection permits for biohazards and/or radioactive materials, as required by applicable law.
As of December 31, 2018, the majority of our facilities were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care, two of the major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. The effect of accreditation by these organizations is to exempt the facilities from routine surveys by state agencies to determine compliance with CMS requirements. These accredited facilities are subject to periodic surveys by the accrediting organization to ensure that they are in compliance with the applicable standards. Many commercial health plans require our facilities to be accredited by one or both of these organizations in order to be participating providers. Failure to maintain accreditation would cause a facility to become subject to state survey agency oversight and potentially subject to increased scrutiny by CMS, and could result in a loss of payment from commercial health plans.
Affordable Care Act Repeal Efforts
Initiatives to repeal or modify the Affordable Care Act have been persistent over the past several years. As of December 31, 2018, legislative efforts to repeal and replace the Affordable Care Act in full have not been successful. However, as a result of the enactment of the

Tax and Jobs Act of 2017, the so-called “individual mandate,” which requires most individuals to obtain qualifying health insurance coverage or pay a tax penalty, was repealed effective as of calendar year 2019. The repeal of the individual mandate and any other future repeal or replacement of the Affordable Care Act may have significant impact on the reimbursement for healthcare services generally, and may cause more individuals to become uninsured, rendering them unable to afford healthcare services offered by the Company. The Affordable Care Act also remains subject to various lawsuits challenging its enforcement and constitutionality. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation, or any ruling by a court with respect to the Affordable Care Act, will not have a negative financial impact on the Company.
Medicare and Medicaid Private Contractor Audits
CMS has implemented a number of programs that use private contractors that contract with CMS to identify overpayments and underpayments and other potential sources of billing fraud. These contractors, known as Recovery Audit Contractors (“RACs”) and Zone Program Integrity Contractors (“ZPICs”) conduct both post-payment and pre-payment review of claims submitted by Medicare providers. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. Our facilities and providers continue to receive letters from auditors such as RACs and ZPICs requesting repayment of alleged overpayments for services and incur expenses associated with responding to and appealing these determinations, as well as the costs of repaying any overpayments. Moreover, in recent years, the increase in Medicare payment appeals has created a backlog such that resolving appeals often takes multiple years. For instance, we recently settled claims resulting from an audit for the period July 1, 2009 through May 31, 2012 in the second quarter of fiscal 2017. See Note 14. Commitments and Contingencies to our consolidated financial statements included in this Annual Report.
Although all other repayments requested to date as a result of RAC, MIC and ZPIC audits have not been material to our Company, we are unable to quantify the aggregate financial impact of these audits on our facilities given the pending appeals and uncertainty about the extent of future audits.
Medicare and Medicaid Participation
The majority of our revenue is expected to continue to be received from third-party payors, including federal and state programs, such as Medicare and Medicaid, and commercial payors. To participate in the Medicare program and receive Medicare payment, our surgical facilities must comply with regulations promulgated by HHS. Among other things, these regulations, known as “conditions for coverage” or “conditions of participation,” impose numerous requirements on our facilities, their equipment, their personnel and their standards of medical care, as well as compliance with all applicable state and local laws and regulations. On April 26, 2007, CMS issued a policy memorandum (the "2007 CMS policy memorandum") that reaffirmed its prior interpretation of its conditions of participation that all hospitals (other than critical access hospitals) participating in the Medicare program are required to provide basic emergency care interventions regardless of whether or not the hospital maintains an emergency department. Our facilities licensed as hospitals are required to meet this requirement to maintain their participating provider status in the Medicare program. As of December 31, 2018, six of our hospitals, which do not have an emergency room, maintain a protocol for the transfer of patients requiring emergency treatment. While we believe such protocols satisfy CMS requirements, CMS could interpret such protocols to be inconsistent with the 2007 CMS policy memorandum, which could jeopardize each facility's participation in the Medicare program. Our surgical facilities must also satisfy the conditions of participation to be eligible to participate in the various state Medicaid programs. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, we may have to make changes from time to time in our facilities, equipment, personnel or services. Although we intend to continue to participate in these reimbursement programs, we cannot assure you that our surgical facilities will continue to qualify for participation.
The Affordable Care Act and its associated regulations require a hospital to provide written disclosure of physician ownership interests to the hospital’s patients and on the hospital’s website and in any advertising, along with annual reports to the government detailing such interests. Additionally, hospitals that do not have 24/7 physician coverage are required to inform patients of this fact and receive signed acknowledgment from the patients of the disclosure. A hospital’s provider agreement may be terminated if it fails to provide the required notices.
Utilization Review
Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of MS-DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided or assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.
Federal Anti-Kickback Statute and Medicare Fraud and Abuse Laws
The Social Security Act of 1935 includes provisions addressing false statements, illegal remuneration and other instances of fraud and abuse in federal health care programs. These provisions include the statute commonly known as the federal Anti-Kickback statute (the “Anti-Kickback Statute”). The Anti-Kickback Statute prohibits providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for, or ordering or arranging for, or recommending the order of, any item or service covered by a federal healthcare program, including, but not limited to, the Medicare and Medicaid programs. Violations of the Anti-Kickback Statute are criminal offenses punishable by imprisonment and fines of up to $25,000 for each violation. Civil violations are punishable by fines of up to $50,000 for each violation, as well as damages of up to three times the total amount of remuneration received from the government for healthcare claims.
Because physician-owners of our surgical facilities are in a position to generate referrals to the facilities, the distribution of available cash to those investors could come under scrutiny under the Anti-Kickback Statute. Some courts have held that the Anti-Kickback Statute is violated if one purpose (as opposed to a primary or the sole purpose) of a payment to a provider is to induce referrals. Further, Section 6402(f)(2) of the Affordable Care Act amends the Anti-Kickback Statute by adding a provision to clarify that a person need not have actual knowledge of such section or specific intent to commit a violation of the Anti-Kickback Statute. Because none of these cases involved a joint venture such as those owning and operating our surgical facilities, it is not clear how a court would apply these holdings to our activities. It is clear, however, that a physician’s investment income from a surgical facility may not vary with the number of his or her referrals to the surgical facility.
Under regulations issued by the Office of the Inspector General of the U.S. Department of Health and Human Services (the "OIG"), certain categories of activities are deemed not to violate the Anti-Kickback Statute (commonly referred to as the safe harbors). According to the preamble to these safe harbor regulations, the failure of a particular business arrangement to comply with the regulations does not determine whether the arrangement violates the Anti-Kickback Statute. The safe harbor regulations outline standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-Kickback Statute. When a transaction or relationship does not fit within a safe harbor, it does not mean that an Anti-Kickback Statute violation has occurred; rather, it means that the facts and circumstances as well as the intent of the parties related to a specific transaction or relationship must be examined to determine whether or not any illegal conduct has occurred.
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
We believe that the ownership and operations of our surgical facilities will not fully satisfy the ASC Safe Harbor requirements for investment interests in ASCs because, among other things, we or one of our subsidiaries will generally be an investor in and provide management services to each ASC. While we believe our ASCs would nonetheless be found to be compliant with the Anti-Kickback Statute, we cannot assure you that the OIG would view our activities favorably even though we strive to achieve compliance with the remaining elements of this safe harbor.
In addition, although we expect each physician-investor to utilize the ASCs as an extension of his or her practice and ask each physician-investor to certify this practice, we cannot assure you that all physician-investors will derive at least one-third of their medical practice income from performing Medicare-covered ASC procedures, perform one-third of their procedures at the centers or inform their referred patients of their investment interests. Interests in our ASC joint ventures are purchased at what we believe to be fair market value. Investors who purchase at a later time generally pay more for a given percentage interest than founding investors. The result is that while all investors are paid distributions in accordance with their ownership interests, for ASCs where there are later purchases, we cannot meet the safe harbor requirement that return on investment is directly proportional to the amount of capital investment. The OIG has on several occasions reviewed investments relating to ASCs, and in Advisory Opinion No. 07-05 (June 19, 2007), raised concerns that (a) purchases of interests from physicians might yield gains on investment rather than capital infusion to the ASCs, (b) such purchases could be meant to reward or influence the selling physicians’ referrals to the ASC or the hospital, and (c) such returns might not be directly proportional to the amount of capital invested.
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
Certain of our ASCs have entered into arrangements for professional services, including arrangements for anesthesia services. In a Special Advisory Bulletin issued in April 2003, the OIG focused on “questionable” contractual arrangements where a health care provider in one line of business (the “Owner”) expands into a related health care business by contracting with an existing provider of a related item or service (the “Manager/Supplier”) to provide the new item or service to the Owner’s existing patient population, including federal health care program patients (so called “suspect Contractual Joint Ventures”). The Manager/Supplier not only manages the new line of business, but may also supply it with inventory, employees, space, billing, and other services. In other words, the Owner contracts out substantially the entire operation of the related line of business to the Manager/Supplier-otherwise a potential competitor-receiving in return the profits of the business as remuneration for its referrals. Through an Advisory Opinion, the OIG extended this suspect contractual joint venture analysis to arrangements between anesthesiologists and physician owners of ASCs. In Advisory Opinion No. 12-06 (May 25, 2012), the OIG concluded that certain proposed arrangements between anesthesia groups and physician-owned ASCs could result in prohibited remuneration under the federal Anti-Kickback Statute. We believe our arrangements for anesthesia services are distinguishable from those described in Advisory Opinion 12-06 (May 25, 2012) and are in compliance with the requirements of the federal Anti-Kickback Statute. However, we cannot assure you that regulatory authorities would agree with that position.

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
Evolving interpretations of current, or the adoption of new, federal or state laws or regulations, such as the Eliminating Kickbacks in Recovery Act (discussed below), could affect many of our arrangements. Law enforcement authorities, including the OIG, the courts and Congress, are increasing their scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals or opportunities. Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.
Eliminating Kickbacks in Recovery Act
In addition to the Anti-Kickback Statute, the United States recently enacted a new law known as the Eliminating Kickbacks in Recovery Act (the "EKRA"). The EKRA is contained within the broader “Substance Use Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act” (“SUPPORT Act”). The EKRA creates a new federal crime for knowingly and willfully: (1) soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or (2) paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Each conviction under the EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both.  Unlike the Anti-Kickback Statute, the EKRA is not limited to services reimbursable under a government healthcare program. While the SUPPORT Act targets substance abuse disorder prevention and recovery, Congress did not limit the EKRA to substance abuse drug testing (only one service line of a multitude provided by labs), and therefore it appears to prohibit payment for any patient referral to any laboratory for any service, unless an exception applies. While the EKRA does contain certain exceptions similar to the Anti-Kickback Statute Safe Harbors, those exceptions are more narrow than the Anti-Kickback Statute Safe Harbors.
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
Notably, "designated health services" does not include surgical services that are provided in an ASC. Furthermore, Stark Law regulations specifically define the term “designated health services” to not include services that are reimbursed by Medicare as part of a composite rate, such as services that are provided in an ASC. However, if designated health services are provided by an ASC and separately billed, referrals to the ASC by a physician-investor would be prohibited by the Stark Law. Because our facilities that are licensed as ASCs do not have independent laboratories and do not provide designated health services apart from surgical services, we do not believe referrals to these facilities by physician-investors are prohibited. If legislation or regulations are implemented that prohibit physicians from referring patients to surgical facilities in which the physician has a beneficial interest, our business and financial results could be materially adversely affected.
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

•
a prohibition from expanding the number of beds, operating rooms, and procedure rooms for which it is licensed after March 23, 2010, unless the hospital obtains an exception from the Secretary of the Department of Health & Human Services (the "Secretary");

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
Other Fraud and Abuse Laws
The Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and the Balanced Budget Act of 1997, impose civil monetary penalties and exclusion from state and federal healthcare programs on providers who commit violations of fraud and abuse laws. HIPAA authorizes the Secretary, and in some cases requires the Secretary, to exclude individuals and entities that the Secretary determines have “committed an act” in violation of applicable fraud and abuse laws or improperly filed claims in violation of such laws from participating in any federal healthcare program. HIPAA also expanded the Secretary’s authority to exclude a person involved in fraudulent activity from participating in a program providing health benefits, whether directly or indirectly, in whole or in part, by the U.S. government. Additionally, under HIPAA, individuals who hold a direct or indirect ownership or controlling interest in an entity that is found to violate these laws may also be excluded from Medicare and Medicaid and other federal and state healthcare programs if the individual knew or should have known, or acted with deliberate ignorance or reckless disregard of, the truth or falsity of the information of the activity leading to the conviction or exclusion of the entity, or where the individual is an officer or managing employee of such entity. This standard does not require that specific intent to defraud be proven by OIG. Under HIPAA it is also a crime to defraud any commercial healthcare benefit program.
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
Adoption of Electronic Health Records
The HITECH Act includes provisions designed to increase the use of electronic health records ("EHR") by both physicians and hospitals. Beginning in 2011 and extending through 2016, eligible hospitals may receive incentive payments based upon successfully demonstrating meaningful use of its certified EHR technology. Beginning in 2015, those hospitals that did not successfully demonstrate meaningful use of EHR technology were subject to reduced payments from Medicare. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments were implemented in three stages taking full effect in 2018. Our facilities licensed as hospitals began the implementation of EHR initiatives in 2012. We strive to comply with the EHR meaningful use requirements of the HITECH Act so as to qualify for incentive payments. Continued implementation of EHR and compliance with the HITECH Act may result in significant costs.
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
Where You Can Find More Information
We make available on or through the “Investors-SEC Filings” page of our website at www.surgerypartners.com, free of charge, copies of reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports (along with certain other Company filings with the SEC), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report or any other document that we file with the SEC.

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
We depend upon private and governmental third-party sources of payment for the services provided by physicians in our physician network, to patients in our surgical facilities, including surgical hospitals, and by our laboratory and diagnostic services. The amount that we receive in payment for our services may be adversely affected by market and cost factors that we do not control, including Medicare, Medicaid and state regulation changes, cost containment decisions and changes in reimbursement schedules of payors, legislative changes, refinements to the Medicare Ambulatory Surgery Center payment system and refinements made by CMS to Medicare’s reimbursement policies. For instance, cuts to the federal budget caused a 2.0% reduction in Medicare provider payments starting in 2013. Similarly, private third-party payors may be successful in negotiating reduced reimbursement schedules with our facilities. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreements with managed care programs, reduction or elimination of payments or an increase in the payments at a rate that is less than the increase in our costs, or other factors affecting payments for healthcare services over which we have no control could have a material adverse effect on our business, prospects, results of operations and financial condition.
If we are unable to negotiate and enter into favorable contracts or maintain satisfactory relationships and renew existing contracts on favorable terms with managed care organizations or other private third-party payors, our revenue and profitability may decrease.
Payments from private third-party payors, including state workers’ compensation programs and managed care organizations, represented approximately 55%, 54% and 52% of our patient service revenue in 2018, 2017 and 2016, respectively. Most of these payments came from private third-party payors with which our facilities have contracts. Managed care companies such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private third-party payors. If we fail to enter into favorable contracts or maintain satisfactory relationships with managed care organizations, our revenue may decrease. Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of healthcare services, including insurance companies and employers, to revise payment methods and monitor healthcare expenditures in an effort to contain healthcare costs. For instance, managed care payors may lower reimbursement rates in response to increased obligations on payors imposed by the Affordable Care Act or future reductions in Medicare reimbursement rates. Further, managed care payors may narrow their provider networks in response to the need to negotiate lower reimbursement rates with providers. If we are unable to maintain strong relationships with these payors, we may not be able to ensure participation in these narrow provider networks. Cost containment measures, such as fixed fee schedules, capitation payment arrangements, reductions in reimbursement schedules by private third-party payors and closed provider networks, could also cause a reduction of our revenue in the future.
Some of our payments from private third-party payors come from payors with which our facilities or subsidiaries do not have a contract. If we provide services to a patient that does not use a third-party payor with which we have contracted, commonly known as “out-of-network” services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had our facilities had a contract with the payor. In accordance with insurance laws and regulations, we submit a claim for the services to the payor along with full disclosure that our surgical facility has charged the patient an in-network patient responsibility amount. Historically, those private third-party payors who do not have contracts with our surgical facilities typically have paid our claims at higher than comparable contracted rates. However, over the past five years we have observed an increase in private third-party payors adopting out-of-network fee schedules that are more comparable to our contracted rates or to take other steps to discourage their enrollees from seeking treatment at out-of-network surgical facilities. We are not always successful in securing contracts with payors. If the proportion of our services subject to out-of-network fee schedules increases, we may experience a decrease in volume at our ASCs or other facilities due to fewer referrals of out-of-network patients.
Additionally, payments from workers’ compensation payors represented approximately 5% of our patient service revenue in 2018. A majority of states have implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If states reduce the amounts paid to providers under the workers’ compensation fee schedules, it could have an adverse impact on our operating results.
Significant changes in our payor mix or surgical case mix resulting from fluctuations in the types of cases performed at our facilities could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our results may change from period to period due to fluctuations in payor mix or case mix or other factors relating to the type of cases performed at our facilities. Payor mix refers to the relative share of total cases provided to patients with no insurance, commercial insurance, Medicare coverage, Medicaid coverage and workers’ compensation insurance. Since, generally speaking, we receive relatively higher payment rates from commercial and workers’ compensation insurers than Medicare, Medicaid and other government-funded programs, a significant shift in our payor mix toward a higher percentage of Medicare and Medicaid cases, which could occur for reasons beyond our control, could have an adverse effect on our business, prospects, results of operations and financial condition.
Case mix refers to the relative share of total cases performed by specialty, such as GI, general surgery, ophthalmology, orthopedic and pain management. Generally speaking, certain types of our cases, such as orthopedic cases, generate relatively higher revenue than other types of cases, such as pain management and GI cases. Therefore, a significant shift in our case mix toward a higher percentage of lower revenue cases, which could occur for reasons beyond our control, could result in a material adverse effect on our business, prospects, results of operations and financial condition.
As we operate in multiple markets, each with a different competitive landscape, shifts within our payor mix or case mix may not be uniform across all of our affiliated facilities. Rather, these shifts may be concentrated within certain markets due to local competitive factors. Therefore, the results of our individual affiliated facilities, including facilities that are material to our results, may be volatile, which could result in a material adverse effect on our business, prospects, results of operations and financial condition.
We have a history of net losses and may not achieve or sustain profitability in the future.
We had net losses attributable to Surgery Partners, Inc. of $205.7 million and $53.0 million and net income of $9.5 million, in 2018, 2017 and 2016, respectively. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. Growth of our revenue may slow or revenue may decline and expenses may increase for a number of possible reasons, including reduced demand for our services, regulatory shifts, failure to successfully continue to integrate the operations of Surgery Partners and NSH and other risks and uncertainties. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. All of these factors could contribute to future net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.
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
Our business depends, among other things, upon the efforts and success of affiliated physicians who provide medical services at our surgical facilities and the strength of our relationships with these physicians. Most physicians are not employees of our surgical facilities and are not contractually required to use our facilities. We generally do not enter into contracts with physicians who use our surgical facilities, other than partnership and operating agreements with physicians who own interests in our surgical facilities, provider agreements with anesthesiology groups that provide anesthesiology services in our surgical facilities and medical director agreements, among others. Physicians who use our surgical facilities also use other facilities or hospitals and may choose to perform procedures in an office-based setting that might otherwise be performed at our surgical facilities. In recent years, pain management and gastrointestinal procedures have been performed increasingly in an office-based setting because of potential cost savings or better access. Although physicians who own interests in our surgical facilities are subject to agreements restricting ownership of competing facilities, these agreements may not restrict procedures performed in a physician office or in other unrelated facilities. Also, these agreements restricting ownership of competing facilities are difficult to enforce, and we may be unsuccessful in preventing physicians who own interests in our surgical facilities from acquiring interests in competing facilities.
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
As of December 31, 2018, we and our subsidiaries had approximately $2.3 billion aggregate principal amount of indebtedness outstanding, which includes approximately $1.4 billion principal amount of senior secured term loans (the “Term Loan”) outstanding, $400.0 million principal amount of senior unsecured notes due 2021 (the “2021 Unsecured Notes”) and $370.0 million senior unsecured notes due 2025 (the "2025 Unsecured Notes"). As of December 31, 2018, we had no outstanding borrowings under our $75.0 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loan, the “Senior Secured Credit Facilities” and, together with the 2025 Unsecured Notes and the 2021 Unsecured Notes, the “Senior Indebtedness”). After giving effect to the $3.8 million principal amount of outstanding letters of credit issued under our Revolver, we had $71.2 million of unused commitments available to be borrowed under the Revolver. In addition to the Senior Indebtedness, our aggregate principal amount of indebtedness outstanding includes approximately $104.7 million of notes payable and capital lease obligations primarily related to property and equipment for operations. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. In addition, subject to applicable restrictions under our Senior Indebtedness, we may incur significant additional indebtedness, which may be secured, from time to time, which could have important consequences, including:

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
If our business does not generate sufficient cash flow or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our history of net losses may impair our ability to service our indebtedness or repay outstanding amounts when they become due. In addition, our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, and also might include incurring additional fees in connection with refinancing, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, may adversely affect our business, financial condition and results of operations.
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
In addition, as of December 31, 2018 we had approximately $71.2 million available for additional borrowings under the Revolver (after giving effect to the $3.8 million aggregate principal amount of outstanding letters of credit issued under our Revolver at such time). If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
We are a holding company with no operations of our own.
We are a holding company, and our ability to service our debt is dependent upon the earnings from the business conducted by our subsidiaries that operate the surgical facilities. The effect of this structure is that we depend on the earnings of our subsidiaries, and the distribution or payment to us of a portion of these earnings to meet our obligations, including those under the Term Loans and Revolving Facility and any of our other debt obligations. The distributions of those earnings, advances or other distributions of funds by these entities to us, all of which are contingent upon our subsidiaries’ earnings, are subject to various business considerations. In addition, distributions by our subsidiaries could be subject to statutory restrictions, including state laws requiring that such subsidiaries be solvent, or contractual restrictions. Some of our subsidiaries may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders, partners or members.
We make significant loans to, and are generally liable for debts and other obligations of, the partnerships and limited liability companies that own and operate some of our surgical facilities.
We own and operate our surgical facilities through limited partnerships and limited liability companies. Local physicians, physician groups and healthcare systems also own an interest in all but three of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. For some of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide. At December 31, 2018, our intercompany loans totaled $36.5 million. Through these loans we may have a security interest in the partnership’s or limited liability company’s assets, depending upon the terms thereof in each instance. However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans, or such loans are challenged under certain health care laws. Additionally, at December 31, 2018, our global intercompany note, which we use to transfer debt balances between our subsidiaries, had a $0.8 million balance.

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
Borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities.
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
The Senior Secured Credit Facilities bear interest at a rate per annum equal to (x) LIBOR plus a margin ranging from 3.00% to 3.25% per annum, depending on the Company’s first lien net leverage ratio or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (solely with respect to the Term Loan, the alternate base rate shall not be less than 2.00% per annum)) plus a margin ranging from 2.00% to 2.25% per annum. In addition, the Company is required to pay a commitment fee of 0.50% per annum in respect of unused commitments under the Revolver. The 2021 Unsecured Notes bear interest at the fixed rate of 8.875% per year. The 2025 Unsecured Notes bear interest at the fixed rate of 6.750% per year.
Discontinuation, reform or replacement of LIBOR may adversely affect our business.
The credit agreement governing the Senior Secured Credit Facilities permits interest on borrowings to be calculated based on LIBOR. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The U.K.’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.
Physician treatment methodologies and governmental or commercial health insurance controls designed to reduce the number of surgical procedures may reduce our revenue and profitability.
Controls imposed by Medicare and Medicaid, employer-sponsored healthcare plans and commercial health insurance payors designed to reduce surgical and other procedure volumes, in some instances referred to as “utilization review,” could adversely affect our facilities. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees may reduce our revenue and profitability. Additionally, trends in physician treatment protocols and commercial health insurance plan design, such as plans that shift increased costs and accountability for care to patients, could reduce our surgical and other procedure volumes in favor of lower intensity and lower cost treatment methodologies, each of which could, in turn, have a material adverse effect on our business, prospects, results of operations and financial condition.
Our growth strategy depends in part on our ability to integrate operations of acquired surgical facilities, attract new physician partners, and to acquire and develop additional surgical facilities, on favorable terms. If we are unable to achieve any of these goals, our future growth could be limited and our operating results could be adversely affected.
We believe that an important component of our financial performance and growth is our ability to provide physicians who use our surgical facilities with the opportunity to purchase ownership interests in our facilities. We may not be successful in attracting new physician investment in our surgical facilities, and that failure could result in a reduction in the quality, efficiency and profitability of our facilities. Based on competitive factors and market conditions, physicians may be able to negotiate relatively higher levels of equity ownership in our facilities, consequently limiting or reducing our share of the profits from these facilities. In addition, physician ownership in our facilities is subject to certain regulatory restrictions.

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
Our acquisition activities, and our limited development activities, require substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. Historically, we have funded acquisition and development activities through our credit facilities. As a result, we may take actions to fund future acquisitions and development activities that could have a material adverse effect on our business, prospects, results of operations and financial condition, including incurring substantial debt with certain restrictive terms. Further, sufficient capital or financing may not be available to us on satisfactory terms, if at all. In addition, our ability to acquire and develop additional surgical facilities may be limited by state certificate of need programs, licensure requirements, antitrust laws, and other regulatory restrictions on expansion. We also face significant competition from local, regional and national health systems and other owners of surgical facilities in pursuing attractive acquisition candidates. The limited number of surgical facilities we develop typically incur losses in their early months of operation (more so in the case of surgical hospitals) and, until their case loads grow, they generally experience lower total revenue and operating margins than established surgical facilities, and we expect this trend to continue.
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
Our operations depend significantly upon our ability to obtain sufficient surgery-related products, drugs, equipment and medical supplies from suppliers on a timely and cost-effective basis. If we are unable to obtain such necessary products, or if we fail to properly manage existing inventory levels, the surgical facilities may be unable to perform certain surgeries, which could adversely affect case volume or result in a negative shift in surgical case mix. In addition, as a result of shortages, we could suffer, among other things, operational disruptions, disruptions in cash flows, increased costs and reductions in profitability. At times, supply shortages have occurred in our industry, and such shortages may be expected to recur from time to time.
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
We face competition from other healthcare facilities and providers.
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
Competition for physicians and clinical personnel, including nurses, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.
Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities and in contracting with managed care payors in each of our markets. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the year-ended December 31, 2018, our salary and benefit expenses represented approximately 30% of our revenue. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.
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
From time-to-time we are involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims. We may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources and adversely affect our business condition. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims for the activities of an acquired business prior to our acquisition of such business. These lawsuits, claims, audits or investigations, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.
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
Our case volume and surgical case mix may be adversely affected by patients’ unwillingness to pay for procedures in our facilities. Higher numbers of unemployed individuals generally translates into more individuals without healthcare insurance to help pay for procedures, thereby increasing the potential for persons to elect not to have procedures performed. Even procedures normally thought to be non-elective may be delayed or may not be performed if the patient cannot afford the procedure due to a lack of insurance or money to pay their portion of our facilities’ fee. It is difficult to predict the degree to which our business will continue to be impacted by economic conditions in the future.
In addition, certain conditions of the U.S. economy have adversely affected and could continue to adversely affect the budgets of individual states and the federal government, which has resulted in and could continue to result in attempts to reduce payments made to us by federal and state government healthcare programs, including Medicare, military services, Medicaid and workers’ compensation programs, a reduction in the scope of services covered by those programs and an increase in taxes and assessments on our activities. Additionally, there continues to be uncertainty regarding the Affordable Care Act, and any such result could adversely affect our business by exacerbating the financial pressures on patients, leading them to further delay or cancel non-emergency surgical procedures.
Our surgical facilities are sensitive to regulatory, economic and other conditions in the states where they are located. In addition, three of our surgical facilities account for a significant portion of our patient service revenue.
Our revenue is particularly sensitive to regulatory, economic and other conditions in the states of Florida, Georgia and Texas. As of December 31, 2018, we owned and operated 11 consolidated surgical facilities in Texas, 9 consolidated surgical facilities in Georgia and 26 consolidated surgical facilities in Florida. The Texas facilities represented approximately 16% of our revenue in fiscal 2018, the Georgia facilities represented approximately 12.7% of our revenue in fiscal 2018, and the Florida facilities represented approximately 10% of our revenue in fiscal 2018.

In addition, our surgical hospital in Idaho Falls, Idaho represented 16% of our revenue during fiscal 2018. This surgical hospital also provides ancillary services, including physician practices, radiation oncology and anesthesia services. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, including Idaho, our case volumes could decline in such states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
Certain of the agreements governing the limited partnerships ("LPs"), general partnerships ("GPs") and limited liability companies ("LLCs") through which we own and operate our facilities contain provisions that give our partners or other members rights that may, in certain circumstances, be adverse to our interests. These rights include, but are not limited to, rights to purchase our interest in the partnership or LLC, rights to require us to purchase the interests of our partners or other members, or rights requiring the consent of our partners and other members prior to our transferring our ownership interest in a facility or prior to a change in control of us or certain of our subsidiaries. With respect to these purchase rights, the agreements generally include a specified formula or methodology to determine the applicable purchase price, which may or may not reflect fair market value.
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
We generally hold our ownership interests in facilities through LPs, GPs, LLCs or limited liability partnerships (“LLPs”) in which we maintain an ownership interest along with physicians and, in some cases, physicians and health systems. As general partner and manager of most of these entities, we may have a fiduciary duty, to manage these entities in the best interests of the other owners. We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our responsibility to the other owners and our responsibility to our stockholders. For example, we have entered into management agreements to provide management services to our surgical facilities in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we may be obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests or the stockholders best interest. Disputes may also arise between us and our physician investors with respect to a particular business decision or regarding the interpretation of the provisions of the applicable partnership or limited liability company agreement. We seek to avoid these disputes but have not implemented any measures to resolve these conflicts if they arise. If we are unable to resolve a dispute on terms favorable or satisfactory to us, it could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
As a result of purchase accounting for our various acquisition transactions, including the NSH Merger, our balance sheet at December 31, 2018 contained intangible assets designated as either goodwill or intangibles totaling approximately $3.4 billion in goodwill and approximately $54.3 million in intangibles. Any other additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2018, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $516.8 million and state NOL carryforwards of approximately $589.9 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, as a result of the Symbion acquisition, approximately $179 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the Novamed acquisition, approximately $17 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of the NSH acquisition, approximately $20.5 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. Further, the sale of H.I.G.'s shares to Bain Capital in connection with the Transactions resulted in an ownership change as defined in Section 382. As a result, we will not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. These limitations, when combined with amounts allowable due to net unrecognized built in gains, are not expected to impact the realization of the deferred tax assets associated with these NOLs. Our federal NOL carryforwards will begin to expire in 2025 and will completely expire in 2037, and our state NOL carryforwards will begin to expire in 2019 and will completely expire in 2038. Future ownership changes may subject our NOL carryforwards to further annual limitations, which could restrict our ability to use them to offset our taxable income in periods following the ownership changes.
We entered into a tax receivable agreement that will require us to make payments to the pre-IPO owners of Surgery Center Holdings, LLC (the "Pre-IPO Owners"), which amounts are expected to be material.
On September 30, 2015, Surgery Partners, Inc. became the direct parent and sole member of Surgery Center Holdings, LLC (the "Reorganization"). We indirectly acquired favorable tax attributes in connection with the Reorganization. These tax attributes would not be available to us in the absence of the consummation of the Reorganization. As part of the Reorganization, we entered into a tax receivable agreement with the Pre-IPO Owners. In connection with the Transactions completed in in August 2017, we entered into an agreement to amend the tax receivable agreement (as amended, the “TRA”), which became effective on August 31, 2017.
Pursuant the TRA, we agreed to make annual payments to H.I.G. in its capacity as the stockholders representative on behalf of the other pre-Reorganization stockholders pursuant to a fixed payment schedule. The final payment is scheduled to be made in 2024. The amounts payable under the TRA are calculated to equal the product of (i) an annual base amount and (ii) the sum of (x) the maximum corporate federal income tax rate for the applicable year and (y) three percent. The amounts payable under the TRA are related to our projected realized tax savings over the next five years and are not dependent on our actual tax savings over the next five years. The calculations of amounts payable pursuant to the TRA is thus dependent on the maximum corporate federal income tax rate. To the extent that we are unable to make payments under the TRA and such inability is a result of the terms of credit agreements and other debt documents that are materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 500 basis points until paid. If the terms of such credit agreements and other debt documents cause us to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid. We estimate that the total remaining amounts payable under the TRA as of December 31, 2018 may be as high as $64.6 million, but the ultimate amounts payable are likely to vary if there are further changes in law as to the income tax rates applicable to domestic corporations.
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
The laws of various states in which we operate or may operate in the future do not permit business corporations to practice medicine, to exercise control over or employ physicians who practice medicine or to engage in various business practices, such as fee-splitting with physicians (i.e., sharing in a percentage of professional fees). The interpretation and enforcement of these laws vary significantly from state to state. We provide management services to a network of physicians. If our arrangements with this network were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws are enacted rendering our arrangements illegal, we may be subject to civil and/or criminal penalties and could be required to restructure or terminate these arrangements, any of which may result in a significant loss of revenue and divert management and business resources.
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
In 2018, 2017 and 2016, we derived approximately 38%, 38% and 40% of our revenue, respectively, from government payors, including Medicare and Medicaid programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, any of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.
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
By way of example, under the Medicare program, physician payments were previously updated on an annual basis according to a statutory formula. Because application of the statutory formula for the update factor would result in a decrease in total physician payments, Congress would intervene with interim legislation on an annual basis to prevent the reductions. In April 2015, however, MACRA, was signed into law, which repealed and replaced the statutory formula for Medicare payment adjustments to physicians. MACRA provides a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the MPFS. MACRA extended previous payment rates through June 30, 2015, with a 0.5% update for each calendar year through 2018. In addition, MACRA requires the establishment of MIPS, beginning in 2019, under which physicians may receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of electronic health records. For more information on the implementation of MACRA, see “Business - Sources of Revenue - Ancillary and Optical Services,” elsewhere in this report.
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
The Anti-Kickback statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referrals for items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. Additionally, the Anti-Kickback Statute prohibits any form of remuneration in return for purchasing, leasing or ordering, or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Moreover, the Anti-Kickback Statute can be violated if only one purpose (not necessarily the primary purpose) of a transaction is to induce or reward a referral of business, notwithstanding other legitimate purposes. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (discussed below). Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including up to five years imprisonment and criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in all federally funded healthcare programs. Our exclusion from participation in such programs would have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, many of the states in which we operate have also adopted laws, similar to the Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties, including the loss of a license to do business in the state.
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
Certain of our ASCs have entered into arrangements for professional services, including arrangements for anesthesia services. In a Special Advisory Bulletin issued in April 2003, the OIG focused on “questionable” contractual arrangements where a health care provider in one line of business (the “Owner”) expands into a related health care business by contracting with an existing provider of a related item or service (the “Manager/Supplier”) to provide the new item or service to the Owner’s existing patient population, including federal health care program patients (so called “suspect Contractual Joint Ventures”). The Manager/Supplier not only manages the new line of business, but may also supply it with inventory, employees, space, billing, and other services. In other words, the Owner contracts out substantially the entire operation of the related line of business to the Manager/Supplier-otherwise a potential competitor-receiving in return the profits of the business as remuneration for its referrals. Through an Advisory Opinion, the OIG extended this suspect contractual joint venture analysis to arrangements between anesthesiologists and physician owners of ASCs. In Advisory Opinion No. 12-06 (May 25, 2012), the OIG concluded that certain proposed arrangements between anesthesia groups and physician-owned ASCs could result in prohibited remuneration under the federal Anti-Kickback Statute. We believe our arrangements for anesthesia services are distinguishable from those described in Advisory Opinion 12-06 (May 25, 2012) and are in compliance with the requirements of the federal Anti-Kickback Statute. However, we cannot assure you that regulatory authorities would agree with that position.
The Eliminating Kickbacks in Recovery Act may affect our financial relationships with referral sources utilizing our clinical laboratories
In addition to the Anti-Kickback Statute, the United States recently enacted a new law known as the Eliminating Kickbacks in Recovery Act, or the EKRA. The EKRA creates a new federal crime for knowingly and willfully: (1) soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or (2) paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Each conviction under the EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both. Unlike the Anti-Kickback Statute, the EKRA is not limited to services reimbursable under a government healthcare program. While the EKRA does contain certain exceptions similar to the Anti-Kickback Statute Safe Harbors, those exceptions are more narrow than the Anti-Kickback Statute Safe Harbors. As a result, the operations at our clinical laboratories may be impacted by the EKRA.

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
Companies within the healthcare industry, including us, continue to be the subject of federal and state audits and investigations, including actions for false and other improper claims.
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
Moreover, another trend impacting healthcare providers is the increased use of the FCA, particularly by individuals who bring actions under that law. Under the “qui tam,” or whistleblower, provisions of the FCA, private parties may bring actions on behalf of the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $10,957 and $21,916 for each false claim submitted to the government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits under the FCA have increased significantly in recent years; thus, the risk that we will have to defend a false claims action, pay significant fines or be excluded from the Medicare and Medicaid programs has increased.
In addition, the Fraud Enforcement and Recovery Act of 2009 (“FERA”) further expanded the scope of the FCA to create liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government and FERA, along with statutory provisions found in the Acts, created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or, in certain cases, the date by which a corresponding cost report is due, whichever is later. Governmental authorities have and may continue to challenge or scrutinize our operations. An allegation or determination that we have violated the law could have a material adverse effect on our business, prospects, results of operations and financial condition.
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

On October 23, 2017, the Company received a series of civil investigative demands (“CIDs”) from the federal government under the False Claims Act (“FCA”) for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. The Company has been providing information to the government in response to the CIDs and currently has a non-binding agreement in principle with the DOJ on the financial terms of a settlement with the goal of resolving these matters. Based on those discussions, which are still ongoing, the Company has recorded a litigation-related charge of $46.0 million relating to an anticipated resolution of claims the government could assert arising out of these matters on the consolidated statements of operations. In addition, as part of any resolution of this investigation, the government may request that laboratories owned and operated by the Company enter into a corporate integrity agreement with the Office of Inspector General (“OIG”), which would impose additional compliance and related costs in the future. Until this matter is finally resolved, there can be no assurance that the amount the Company has reserved will be sufficient to cover the Company’s losses related to this matter. Losses could increase or decrease depending on a number of factors, including whether or not a settlement is reached, the terms of the settlement, the parties to the settlement and whether any potential excluded party seeks indemnification from the Company, the cost of complying with the terms of the settlement, including potential monitoring fees related to any potential corporate integrity agreement, and other factors. For additional information, please refer to Note 14. Commitments and Contingencies to our audited financial statements included elsewhere in the report.
Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of program payment or other governmental sanctions.
To participate in and receive payment from the Medicare program, our facilities must comply with regulations promulgated by CMS. These regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, set forth specific requirements with respect to, among other things, the facility’s physical plant, equipment, personnel and standards of medical care. All of our surgery centers and surgical hospitals are certified to participate in the Medicare program. As such, these facilities are subject to on-site, unannounced surveys by state survey agencies working on behalf of CMS, which may lead to deficiency citations requiring remedy with appropriate action plans. Failure to comply with Medicare’s conditions for coverage or conditions of participation may result in loss of payment or other governmental sanctions, including termination from participation in the Medicare program. We have established ongoing quality assurance activities to monitor our facilities’ compliance with these conditions and respond to surveys, but we cannot be sure that our facilities are or will always remain in full compliance with the requirements. In addition, pending a determination regarding our compliance with these conditions, payment to us may be suspended and we may be required to devote significant time, effort and expense to demonstrate satisfactory compliance.
Our facilities could face decreased Medicare payments if they fail to report and meet various quality metrics.
The Medicare program presently requires hospitals and ASCs to report performance data on a variety of quality metrics. Facilities that fail to report are penalized with reduced Medicare payments. Additionally, payments to hospitals are adjusted based on the hospital’s performance on these quality measures. A substantial portion of hospital payment is at risk depending on its individual performance relative to benchmarks and other hospitals’ performance. There is a substantial risk that our Medicare payments could be reduced if our hospitals fail to perform adequately on these measures. Additionally, there is a risk that Medicare payments could be reduced if our facilities (hospitals and ASCs) fail to adequate report data as required by CMS. ASC payments are not yet adjusted based on performance against quality measures, but there is a substantial risk that Congress may soon link ASC Medicare payments to actual performance, in addition to reporting.
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
HIPAA requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to

HHS and, in certain situations involving large breaches, to the media. The HIPAA rules created a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches. HIPAA imposes mandatory civil and criminal penalties for violations of its requirements ranging up to $50,000 per violation, with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. However, a single breach incident can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. In addition, the HITECH Act authorized state attorneys general to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.
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
Cybersecurity attacks or intrusions could adversely impact our businesses.
We, independently and through third-party vendors, collect and store on our networks and devices sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients and employees. Information security risks have generally increased in recent years because of threats from malicious persons and groups, new vulnerabilities, the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems as a result of cyber-attacks or information security breaches could disrupt our business, result in the loss, disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or lead to fines and financial losses. As a result, cybersecurity and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.
We and our third-party vendors have been and likely will continue to be subject to attempted cybersecurity attacks. While there has been no material impact on our business or operations from these attempted attacks. There can be no assurance that we or our third-party vendors will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to provide various health care services.
The market for cybersecurity insurance is relatively new and coverage available for cybersecurity events may evolve as the industry matures. While we maintain insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damage we experience. As cyber threats continue to evolve, we will be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities.
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
As of December 31, 2018, Bain Capital controlled a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than a majority of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements including:

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
As of December 31, 2018, we have availed ourselves of certain of these exemptions. For example, as a result, we did not have a majority of independent directors for the entire period covered by this report (and may, in the future, have less than a majority of independent directors) and we do not have a nominating and corporate governance committee. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
There can be no assurance as to the period of time during which we will remain a “controlled company”.
Our controlling stockholder has significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2018, we were controlled by Bain Capital. As of that time, Bain Capital beneficially owned approximately 67% of our outstanding common stock. For as long as Bain Capital continues to control a majority of the voting power of our common stock, it will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, Bain Capital will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to it. Even if Bain Capital ceases to beneficially own a majority of the voting power of our common stock, it will continue to be able to strongly influence or effectively control our decisions.

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
Securities class action litigation is often initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation. For example, see Part I, Item 3. Legal Proceedings - Stockholder Litigation.
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
Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine (each, a “Covered Proceeding”). In addition, our amended and restated certificate of incorporation provides that if any action, the subject matter of which is a Covered Proceeding, is filed in a court other than the specified Delaware courts without the approval of our board of directors (each, a “Foreign Action”), the claiming party will be deemed to have consented to (i) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (ii) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the Foreign Action as agent for such claiming party. Any person or entity purchasing or otherwise acquiring any interest in shares of our stock shall be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
If we identify a material weakness in our internal control over financial reporting, then it could, if not remediated, result in material misstatements in our financial statements.
As a public company, we are required to evaluate our internal controls over financial reporting and to comply with Section 404 of the Sarbanes-Oxley Act. As disclosed in Item 9A. “Controls and Procedures”, in connection with management's assessment of our internal control over financial reporting as of December 31, 2017, management recognized certain control deficiencies in our internal control over financial reporting that resulted in material weaknesses as of December 31, 2017. We implemented plans to successfully remediate these control deficiencies as of December 31, 2018.
There can be no assurance that additional material weaknesses in internal control will not be discovered or occur in the future. If we identify a material weakness, then our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, or the accuracy of our financial reporting could be adversely affected resulting in reputational harm, distractions to management and our board of directors, and disruptions to our business.
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts' ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Brentwood, Tennessee, where we currently lease approximately 85,000 square feet of office space pursuant to an agreement with an initial term expiring December 31, 2027. In addition, certain of our corporate operational functions are located in Tampa, Florida. Our Tampa, Florida office contains approximately 31,000 square feet of leased office space, pursuant to an agreement with an initial term expiring in 2027. Our surgical facilities typically are located on real estate leased by the partnership or limited liability company that operates the facility. The average facility size is 8,000 to 12,000 square feet, and is specifically tailored to meet the needs of physician-partners and their specialties. Of our 123 surgical facilities, 118 utilize leased real property. These leases generally have initial terms of ten years, but range from 2 to 15 years. Most of the leases contain options to extend the lease period for up to ten additional years. We generally guarantee the lease obligations of the partnerships and limited liability companies that own our surgical facilities. We expect to be able to renew or replace a substantial majority of these leases on substantially similar terms as they come due. We believe these spaces are sufficient and adequate for our needs at this time.
Item 3. Legal Proceedings
Stockholder Litigation. On December 4, 2017, a purported Company stockholder filed an action in the Delaware Court of Chancery (the “Delaware Action”). That action is captioned Klein v. H.I.G. Capital, L.L.C., et al., C.A. No. 2017-0862. The plaintiff in the Delaware Action asserted claims against (i) certain current and former members of the Company’s Board of Directors (together, the “Directors”); (ii) H.I.G. Capital, LLC and certain of its affiliates (collectively, “H.I.G.”); and (iii) Bain Capital Private Equity, L.P. and certain of its affiliates (collectively, “Bain Capital” and, together with the Directors and H.I.G., the “Defendants”). The plaintiff asserted derivative claims on behalf of the Company, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of Company stockholders. The plaintiff in the Delaware Action asserted that the Defendants breached their fiduciary duties in connection with the Transactions, and that, in the alternative, Bain Capital aided and abetted those purported breaches. The plaintiff also asserted an unjust enrichment claim against Bain Capital.
On January 2, 2018, the Defendants moved to dismiss the plaintiff’s complaint. On December 19, 2018, the Court of Chancery issued a decision on that motion. Following that decision, all of the Directors have been dismissed from the Delaware Action. The Court did not dismiss the plaintiff’s breach of fiduciary duty claim against H.I.G. or the aiding and abetting claim asserted against Bain Capital. However, the Court dismissed the plaintiff’s breach of fiduciary duty and unjust enrichment claims against Bain Capital. In addition, the Court dismissed all of the plaintiff’s claims that were asserted on behalf of a putative class of Company stockholders. Accordingly, all of the plaintiff’s remaining claims in the Delaware Action are asserted derivatively on the Company’s behalf.
Government Investigation. On October 23, 2017, the Company received several civil investigative demands (“CIDs”) from the federal government under the False Claims Act (“FCA”) for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. In addition, the Company has been informed by CMS that payments to its diagnostic laboratory, Logan Laboratories, have been suspended pending further investigation by CMS.
The Company has been providing information to the government in response to the CIDs and currently has a non-binding agreement in principle with the DOJ on the financial terms of a settlement with the goal of resolving these matters. Based on those discussions, which are still ongoing, we recorded a litigation-related charge of $46.0 million relating to these matters on the consolidated statements of operations. We believe that this reserve is sufficient to cover a potential resolution of the investigation relating to these matters, including legal expenses relating to the settlement that have not previously been recorded in our operating expenses. The ultimate timing, amount and/or final terms of any such resolution may differ materially from those anticipated or we may not be able to reach a resolution at all. It is reasonably possible that we will incur additional losses above the amount reserved, but we are not able to estimate such amounts at this time. See Item 1A “Risk Factors” elsewhere in this report under the heading “Risk Factors - Risks Related to Government Regulation - Companies within the healthcare industry, including us, continue to be the subject of federal and state audits and investigations, including actions for false and other improper claims.”
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
See Note 14. Commitments and Contingencies for additional information regarding pending legal proceedings, which information is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades under the symbol “SGRY” on the Nasdaq Global Select Market.
Stockholders
As of March 13, 2019, there were 117 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

	10/1/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Surgery Partners, Inc.	$100.00	$113.14	$87.52	$66.81	$54.06
Nasdaq Composite Index	$100.00	$108.22	$116.34	$149.20	$143.40
Dow Jones U.S. Health Care Providers Index	$100.00	$100.34	$107.40	$141.60	$153.10
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
The following table presents information related to our repurchases of common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(in thousands, except share and per share amounts)
October 1, 2018 to October 31, 2018	—	$—	—	$46,009
November 1, 2018 to November 30, 2018	—	$—	—	$46,009
December 1, 2018 to December 31, 2018	7,976	$9.79	—	$46,009
Total	7,976	$9.79	—	$46,009
(1) Includes shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.

Item 6. Selected Financial Data
The table below contains selected consolidated financial and other data that has been derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2018. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. The following table covers periods both prior to and subsequent to the Transactions. As discussed in the notes to the consolidated financial statements included in this report, in connection with the change of control effected by the Private Sale, we elected to apply “pushdown” accounting. We have presented the information for the year ended December 31, 2017 on a Predecessor period and Successor period combined basis (each as defined in Note 1. "Organization and Summary of Accounting Policies" of our consolidated financial statements) to facilitate meaningful comparisons of selected consolidated financial and other data to the prior year periods. The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the related notes included elsewhere in this report. The results presented below are not necessarily indicative of future results (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenues (1)	$1,771,456	$1,341,219	$1,145,438	$959,891	$403,289

Net (loss) income	$(95,626)	$28,736	$85,083	$72,845	$(27,052)
Less: Net income attributable to non-controlling interests	(110,080)	(81,721)	(75,630)	(71,416)	(38,845)
Net (loss) income attributable to Surgery Partners, Inc.	(205,706)	(52,985)	9,453	1,429	(65,897)
Less: Amounts attributable to participating securities (2)	(32,426)	(26,047)	—	—	—
Net (loss) income attributable to common stockholders	$(238,132)	$(79,032)	$9,453	$1,429	$(65,897)

Per common share data:
Basic	$(4.96)	$(1.64)	$0.20	$0.04	$(2.04)
Diluted (3)	$(4.96)	$(1.64)	$0.20	$0.04	$(2.04)

Consolidated Balance Sheets Data:
Working capital	$239,023	$260,220	$175,230	$129,668	$127,258
Total assets	4,676,267	4,622,773	2,304,958	2,104,443	1,855,771
Long-term debt, less current maturities	2,270,898	2,130,556	1,414,421	1,228,112	1,336,243
Redeemable preferred stock	359,346	330,806	—	—	—
Total stockholders’ equity	1,098,945	1,336,610	324,674	297,927	29,536

Statements of Cash Flows Data:
Net cash provided by operating activities	$144,600	$120,943	$125,239	$84,481	$21,949
Net cash used in investing activities	(128,862)	(783,449)	(184,749)	(134,842)	(271,106)
Net cash (used in) provided by financing activities	(6,344)	767,721	71,276	33,374	310,961

Other Data:
Adjusted EBITDA (4)	$234,768	$164,301	$179,263	$158,053	$77,034
Adjusted EBITDA as a % of revenues	13.3%	12.3%	15.7%	16.5%	19.1%
Number of surgical facilities as of the end of period (5)	123	124	104	101	103
Number of consolidated surgical facilities included as of the end of period	106	108	94	90	91
(1) Revenues in 2018 reflect changes related to adoption of ASU 2014-09 as discussed in Note 1. "Organization and Summary of Accounting Policies."
(2) Includes accrued dividends for the Series A Preferred Stock for the year ended December 31, 2018. Includes accrued dividends of $10.4 million and a mark to redemption adjustment of $15.6 million for the year ended December 31. 2017. There were no participating securities during 2016, 2015 and 2014.
(3) The impact of potentially dilutive securities for the years ended December 31, 2018, 2017 and 2014 was not considered because the effect would be anti-dilutive in each of those periods.
(4) See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain non-GAAP Metrics” for a table showing the reconciliation of Adjusted EBITDA to income before income taxes.

(5)	Includes surgical facilities that we manage but in which we have no ownership interest.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding certain of the risks and uncertainties that affect our business and the industry in which we operate, please see Item 1A. “Risk Factors” and Item 9A. “Controls and Procedures” found elsewhere in this report. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Partners, Inc., and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term “employees” refers to employees of affiliates of Surgery Partners, Inc.
The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the Transactions (as defined in Item 1. Business above). Accordingly, the discussion and analysis of historical periods do not reflect the significant impact the Transactions had on the Company. As discussed in the notes to the consolidated financial statements included in this report, in connection with the change of control effected by the Private Sale, we elected to apply “pushdown” accounting. We have presented the information for the year ended December 31, 2017 on a Predecessor period and Successor period combined basis (each as defined in Note 1. "Organization and Summary of Accounting Policies" of our consolidated financial statements) to facilitate meaningful comparisons of operating results to the prior year period. You should read the following discussion together with our historical financial statements and related notes included elsewhere herein.
Executive Overview
As of December 31, 2018, we owned and operated a national network of surgical facilities, physician practices and a suite of ancillary services in 31 states. Our surgical facilities, which include ASCs and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology ("GI"), general surgery, ophthalmology, orthopedics and pain management. Our surgical hospitals provide services, such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Our portfolio of outpatient surgical facilities is complemented by our suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. As a result, we believe we are well positioned to benefit from rising consumerism and payors’ and patients’ focus on the delivery of high quality care and superior clinical outcomes in the lowest cost and care setting.
As of December 31, 2018, we owned or operated, primarily in partnership with physicians, a portfolio of 123 surgical facilities comprised of 108 ASCs and 15 surgical hospitals across 31 states. We owned a majority interest in 84 of the surgical facilities and consolidated 106 of these facilities for financial reporting purposes. During the year ended December 31, 2018, approximately 521,000 surgical procedures were performed in our surgical facilities, generating approximately $1.7 billion in revenue.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the year ended December 31, 2018, we acquired five surgical facilities in new markets, two surgical facilities in existing markets, one of which was merged into an existing facility and multiple physician practices for a total investment of $106.4 million. Further, during the year ended December 31, 2018 (Successor), we disposed of four surgery centers, two surgical hospitals and our optical laboratory for net cash proceeds of $18.7 million, and recognized a net pretax loss of $21.2 million. This non-cash loss was primarily a result of the write-off of the net assets of the facility (net of proceeds received) and was primarily driven by the write-off of the associated goodwill.
Revenues
Our revenues consist of patient service revenues and other service revenues. Patient service revenues consist of revenue from our surgical facility services and ancillary services segments. Specifically, patient service revenues include fees for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes, as well as for patient visits to our physician practices, anesthesia services, pharmacy services and diagnostic screens ordered by our physicians. Other service revenues consist of product sales from our optical laboratories, which were sold in 2018, as well as the discounts and handling charges billed to the members of our optical products purchasing organization. Other service revenues also include management and administrative service fees derived from our non-consolidated facilities that we account for under the equity method, management of surgical facilities and physician practices in which we do not own an interest and management services we provide to physician practices for which we are not required to provide capital or additional assets.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The following table summarizes revenues by service type as a percentage of total revenues:

	Year Ended December 31,
	2018	2017	2016
Patient service revenues:
Surgical facilities revenues	93.6%	92.7%	90.3%
Ancillary services revenues	4.5%	5.7%	7.9%
	98.1%	98.4%	98.2%
Other service revenues:
Optical services revenues	0.5%	0.8%	1.1%
Other	1.4%	0.8%	0.7%
	1.9%	1.6%	1.8%
Total revenues	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes:

	Year Ended December 31,
	2018	2017	2016

Private insurance payors	54.6%	53.6%	51.5%
Government payors	37.6%	38.3%	39.9%
Self-pay payors	2.9%	2.4%	1.8%
Other payors (1)	4.9%	5.7%	6.8%
Total	100.0%	100.0%	100.0%
(1) Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
Surgical Case Mix
We primarily operate multi-specialty surgical facilities where physicians perform a variety of procedures in various specialties. We believe this diversification helps to protect us from adverse pricing and utilization trends in any individual procedure type and results in greater consistency in our case volume.
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes:

	Year Ended December 31,
	2018	2017	2016

Gastrointestinal	21.4%	22.3%	22.7%
General surgery	3.0%	2.7%	2.4%
Ophthalmology	25.3%	27.9%	29.4%
Orthopedics and pain management	37.8%	34.5%	32.4%
Other	12.5%	12.6%	13.1%
Total	100.0%	100.0%	100.0%

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Case Growth
Same-facility Information
Same-facility revenues include revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior periods) along with the revenues from our ancillary services. The below table reflects the pro forma effect of the NSH acquisition for a full period in the year ended December 31, 2017.

	Year Ended December 31,
	2018	2017

Cases	542,335	546,719
Case growth	(0.8)%	N/A
Revenues per case	$3,408	$3,220
Revenues per case growth	5.8%	N/A
Number of facilities	109	N/A
Segment Information
Our business is comprised of three segments: (1) surgical facility services, (2) ancillary facility services and (3) optical services. For more information about the components of each segment, please see Part I, Item 1. Business--Operations included elsewhere in this report.
"All other" primarily consists of the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
Surgical facility services	$1,682,278	$1,253,183	$1,042,097
Ancillary services	79,633	76,921	90,836
Optical services	9,545	11,115	12,505
Total revenues	$1,771,456	$1,341,219	$1,145,438

Adjusted EBITDA:
Surgical facility services	$309,513	$229,672	$214,218
Ancillary services	3,008	(8,781)	12,685
Optical services	2,500	2,950	3,308
All other	(80,253)	(59,540)	(50,948)
Total Adjusted EBITDA (1)	$234,768	$164,301	$179,263

Supplemental Information:
Cash purchases of property and equipment, net:
Surgical facility services	$34,178	$23,916	$29,157
Ancillary services	419	2,066	5,388
Optical services	46	156	351
All other	5,162	3,462	4,213
Total cash purchases of property and equipment, net	$39,805	$29,600	$39,109
(1) For a reconciliation of Adjusted EBITDA to income before income taxes as reflected in the audited consolidated statements of operations see "Certain Non-GAAP Metrics" below.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

	December 31, 2018	December 31, 2017
Assets:
Surgical facility services	$4,204,344	$4,072,521
Ancillary services	52,733	104,274
Optical services	20,084	48,309
All other	399,106	397,669
Total assets	$4,676,267	$4,622,773
Critical Accounting Policies
Our significant accounting policies and practices are described in Note 1 of our consolidated financial statements included elsewhere in this report. In preparing our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates. Our actual results could differ from those estimates. We believe that the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used. This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment regarding accounting policy.
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
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. We adopted the new standard effective January 1, 2018, using the modified retrospective method. The presentation of the amount of earnings from operations and net earnings were unchanged upon adoption of the new standard; however, during the year of adoption, we determined that amounts historically considered to be bad debt should be considered an implicit price concession, as defined in FASB Accounting Standards Codification 606, “Revenue From Contracts With Customers”. This resulted in changes to the presentation of revenues and the provision for bad debts in the consolidated statements of operations. Previously, the estimate for unrealizable amounts was recorded to the provision for bad debts and presented as a component of operating expenses. Upon reassessment during the year of adoption, the estimate for unrealizable amounts is now reflected as an implicit price concession as a reduction to arrive at net revenue. This change in presentation was not material to the financial statements.
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
Accounts Receivable
Our patient service revenues and other receivables from third-party payors are recorded net of estimated implicit price concessions which are estimated based on the historical trend of our surgical facilities’ cash collections and contractual write-offs, established fee schedules, relationships with payors and procedure statistics. While changes in estimated reimbursement from third-party payors remain a possibility, we expect that any such changes would be minimal and, therefore, would not have a material effect on our financial condition or results of operations.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding was 63 days for the year ended December 31, 2018 and 61 days for the year ended December 31, 2017.
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services, where possible. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control these procedures. Our patient service revenues from self-pay payors as a percentage of total revenues were approximately 3% for the year ended December 31, 2018, and 2% for each of the years ended December 31, 2017 and 2016.
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
As of December 31, 2018, we had unused federal net operating loss carryforwards (“NOLs”) of approximately $516.8 million. Such losses expire in various amounts at varying times beginning in 2025. Unless they expire, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.
We recorded a valuation allowance against our deferred tax assets at December 31, 2018 and 2017 totaling $50.4 million and $11.0 million, respectively. The valuation allowance has been established for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized, which are primarily Section 163(j) interest carryforwards, certain state net operating losses and capital loss carryforwards. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50.0% of a corporation’s “stock” by its “5-percent shareholders” (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. As a result of the Symbion acquisition in 2014, approximately $179 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the NovaMed acquisition in 2011, approximately $17 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of the NSH acquisition, approximately $20.5 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. The Private Sale resulted in an ownership change as defined in Section 382. As a result, approximately $461.2 million in NOL carryforwards are subject to an annual Section 382 base limitation of $14.2 million. At this time, we do not believe this limitation, when combined with amounts allowable due to net unrecognized built in gains, will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, allows for 100% expensing of certain capital expenditures, and limits interest expense deductions beginning in 2018. The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. Our accounting for the following elements of the Tax Act is complete: reduction of U.S. federal corporate tax rate from 35% to 21%, 100% expensing of capital expenditures, and the interest expense limitation under Section 163j.
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
Assuming our tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, we estimate the total remaining amounts payable under the TRA are approximately $64.6 million as of December 31, 2018. The carrying value of the liability under the TRA, reflecting the discount as discussed above, was $48.5 million as of December 31, 2018
Impairment of Goodwill
We test goodwill for impairment at least annually, as of October 1, or more frequently if certain indicators arise. We test for goodwill impairment at the reporting unit level, which is defined as one level below an operating segment. As of October 1, 2018, we have identified three reporting units, which include the following: 1) Surgical Facilities, 2) Ancillary Services, and 3) The Alliance, including Optical Synergies ("Alliance"). The Alliance is a component of our Optical Services operating segment. In 2018, we disposed of two previously identified reporting units, Midwest Labs and Family Vision Care.
We compare the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. To determine the fair value of the reporting units, we obtained valuations at the reporting unit level prepared by third-party valuation specialists. This valuation is based on a combination of conventional income and market valuation calculations. The discounted cash flow ("DCF") model that is used in our income valuation is projected based on a year-by-year assessment that considers historical results, estimated market conditions, internal projections, and relevant publicly available statistics. Determining fair value requires the exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on our most recent budgets and business plans aligned with provided guidance and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The variables within the discount rate, many of which are outside of our control, provide the best estimate of all assumptions applied within the DCF model. There can be no assurance that operations will achieve the future cash flows reflected in the projections. In determining the fair value under the market approaches, the analysis includes a control premium, which was based on observable market data and a review of selected transactions of companies that operate in our sector. While we believe that all assumptions utilized in the testing were appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include changes to the discount and growth rates and a change in the equity and enterprise premiums being realized in the market.
As of October 1, 2018, prior to our impairment testing, our three reporting units with allocated goodwill were as follows: 1) Surgical Facilities - $3.3 billion, 2) Ancillary Services - $80.0 million, and 3) The Alliance, including Optical Synergies ("Alliance") - $25.3 million. As of the October 1, 2018 valuation, the fair value for the Surgical Facilities reporting unit was substantially in excess of its carrying value. For the Ancillary Services and Alliance reporting units, the carrying value exceeded the fair value, resulting in non-cash impairment charges of $60.7 million and $13.7 million, respectively.
As a result of the impairment charges, the fair value equaled carrying value as of October 1, 2018 for the Ancillary Services and Alliance reporting units, any future adverse events or changes in the assumptions could require additional impairment. Subsequent to the date of our annual impairment test, we considered our operating results for the fourth quarter of 2018, macroeconomic, industry and market conditions, and other market indicators including our market capitalization. Based on our evaluation of all such factors, we concluded that an event had not occurred or circumstances had not changed that would more likely than not reduce the fair value of our reporting units below their carrying values.

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

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Results of Operations
The following tables summarize certain results from the statements of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016

Revenues	$1,771,456	$1,341,219	$1,145,438
Operating expenses:
Cost of revenues	1,361,431	1,013,800	821,196
General and administrative expenses	93,558	75,950	60,246
Depreciation and amortization	67,440	51,928	39,551
Provision for doubtful accounts	—	28,752	24,212
Income from equity investments	(8,898)	(6,467)	(4,764)
Loss on disposals and deconsolidations, net	31,822	1,720	2,355
Transaction and integration costs	31,665	13,054	8,738
Impairment charges	74,359	—	—
Loss on debt refinancing	—	18,211	11,876
Loss (gain) on litigation settlements	46,009	(12,534)	(14,101)
Gain on acquisition escrow release	—	(1,167)	—
Other income	(3,768)	(262)	(353)
Total operating expenses	1,693,618	1,182,985	948,956
Operating income	77,838	158,234	196,482
Gain on amendment to tax receivable agreement	—	16,392	—
Tax receivable agreement benefit (expense)	—	25,329	(3,733)
Interest expense, net	(147,003)	(117,669)	(100,571)
(Loss) income before income taxes	(69,165)	82,286	92,178
Income tax expense	26,461	53,550	7,095
Net (loss) income	(95,626)	28,736	85,083
Less: Net income attributable to non-controlling interests	(110,080)	(81,721)	(75,630)
Net (loss) income attributable to Surgery Partners, Inc.	$(205,706)	$(52,985)	$9,453
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Overview. During 2018, our revenues increased 32.1% to $1.8 billion from $1.3 billion in 2017. We incurred net loss attributable to Surgery Partners, Inc. in 2018 of $205.7 million, compared to net loss of $53.0 million in 2017.
Revenues. Revenues for 2018 and 2017 were as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017

Patient service revenues	$1,736,975	$1,320,211
Optical service revenues	9,545	11,115
Other service revenues	24,936	9,893
Total revenues	$1,771,456	$1,341,219
Patient service revenues increased 31.6% to $1.7 billion in 2018 compared to $1.3 billion in 2017, primarily due to the 2017 acquisition of NSH. The increase in other service revenues is primarily due to an increase in management and administrative service fees derived from non-consolidated surgical facilities that we account for under the equity method and management of surgical facilities in which we do not own an interest, primarily due to the 2017 acquisition of NSH. Additionally, total revenues in 2018 reflect the impact of our adoption of ASU 2014-09 as discussed in "Critical Accounting Policies - Revenue Recognition" above.
Cost of Revenues. Cost of revenues were $1.4 billion in 2018 compared to $1.0 billion in 2017, with the increase in costs primarily attributable to our 2018 and 2017 acquisitions and an increase in supply costs associated with higher acuity surgical case volume. As a percentage of revenues, cost of revenues were 76.9% and 75.6% for 2018 and 2017, respectively.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

General and Administrative Expenses. General and administrative expenses were $93.6 million and $76.0 million in 2018 and 2017, respectively. The increase in these expenses is primarily attributable to the acquisition of NSH, but also reflects increases in equity-based compensation, rent costs and general inflation. As a percentage of revenues, general and administrative expenses were 5.3% in 2018 compared to 5.7% in 2017. This increase includes $7.0 million attributable to the acquisition of NSH, which was included in our operations for four months of 2017 but for all 12 months of 2018.
Depreciation and Amortization. Depreciation and amortization was $67.4 million and $51.9 million in 2018 and 2017, respectively. The increase in 2018 is primarily attributable to the acquisition of NSH. As a percentage of revenues, depreciation and amortization expenses were 3.8% in 2018 and 3.9% in 2017.
Provision for Doubtful Accounts. As described in Note 1 to our consolidated financial statements, we adopted a new accounting standard in 2018, which resulted in a change in recognition of our provision for doubtful accounts. Beginning in 2018, we considered such amounts as implicit price concessions and recorded that estimate as a component of reported revenue. Prior periods were not reclassified based on the modified retrospective transition method adopted by the Company.
Income from Equity Investments. Income from equity investments was $8.9 million and $6.5 million in 2018 and 2017, respectively. The increase is attributed the four equity method investments that were included in the acquisition of NSH.
Loss on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $31.8 million in 2018, which included a net loss of $20.1 million on the disposal of six surgical facilities and our optical laboratory, and the deconsolidation of a surgical facility. The remaining loss is related to disposals of other long-lived assets. The net loss on disposals and deconsolidations in 2017 was attributable to disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $31.7 million of transaction and integration costs in 2018 compared to $13.1 million in 2017, as a majority of integration costs were incurred in 2018 for the NSH acquisition as well as other acquisitions that occurred in 2018 (refer to notes to consolidated financial statements for additional detail).
Impairment charges. As described in the Critical Accounting Policies section above, in 2018 we recorded a non-cash impairment charge of $60.7 million and $13.7 million for goodwill assigned to our Ancillary Services and Alliance reporting units, respectively. This charge was warranted based on the calculated fair value compared to the carrying value of these reporting units.
Loss on Debt Refinancing. In 2017, we incurred a loss on debt refinancing of $18.2 million. The 2017 loss includes the partial write-off of unamortized debt issuance costs and discount related to the prepayment of the then existing 2014 Revolver Loan and 2014 First Lien Credit Agreement and a portion of costs incurred with entering into the 2017 Senior Secured Credit Facilities (as defined in Note 5 to our consolidated financial statements).
Loss (Gain) on Litigation Settlement. We incurred a loss on a potential resolution of an investigation in the amount of $46.0 million in 2018 related to the government investigation discussed in Item 3. Legal Proceedings. In 2017, we recorded a gain of $12.5 million related to legal settlements reached in 2017.
Tax Receivable Agreement. In 2017, we recognized a tax receivable agreement gain of $16.4 million primarily as a result of the amendment of the TRA. No such gain occurred in 2018. Also in 2017, we recognized a tax receivable agreement benefit of $25.3 million related to a reduction in the corporate tax rate from the Tax Cuts and Jobs Act. We did not incur a tax receivable agreement benefit in 2018.
Interest Expense, Net. Interest expense, net, increased to $147.0 million in 2018 compared to $117.7 million in 2017. The increase primarily relates to the issuance of our $370 million Senior Unsecured Notes on June 30, 2017 due 2025 and an increase in our variable rate debt due to the refinancing of our Senior Secured Credit Facility as of August 31, 2017. Additionally, we entered into an incremental term loan amendment to provide for a $180.0 million senior secured incremental term loan, which was fully drawn on October 23, 2018. As a percentage of revenues, interest expense, net was 8.3% in 2018 compared to 8.8% in 2017.
Income Tax Expense (Benefit).  Income tax expense was $26.5 million and $53.6 million in 2018 and 2017, respectively. The effective tax rate was (38.3)% for 2018 compared to 65.1% in 2017. The change in effective tax rate was primarily attributable to the tax-effect of the non-deductible goodwill impairment and the valuation allowance that was recorded related to the 163(j) interest deferred tax asset.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $110.1 million and $81.7 million in 2018 and 2017, respectively. The increase in this amount is predominantly due to the inclusion of NSH for the full-year of 2018. As a percentage of revenues, net income attributable to non-controlling interests was 6.2% in the 2018 period and 6.1% for the 2017 period.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Overview. During 2017, our revenues increased 17.1% to $1.3 billion from $1.1 billion in 2016. We incurred net loss attributable to Surgery Partners, Inc. in 2017 of $53.0 million, compared to income of $9.5 million in 2016.
Revenues. Revenues for 2017 and 2016 were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016

Patient service revenues	$1,320,211	$1,124,604
Optical service revenues	11,115	12,505
Other service revenues	9,893	8,329
Total revenues	$1,341,219	$1,145,438
Patient service revenues increased 17.4% to $1.3 billion in 2017 compared to $1.1 billion in 2016. This increase in patient service revenues was primarily attributable to the 2017 acquisition of NSH.
Cost of Revenues. Cost of revenues were $1.0 billion in 2017 compared to $821.2 million in 2016. The increase is primarily attributable to our 2017 and 2016 acquisitions, and an increase in supply costs due to a higher acuity surgical case volume. As a percentage of revenues, cost of revenues were 75.6% and 71.7% for 2017 and 2016, respectively.
General and Administrative Expenses. General and administrative expenses were $76.0 million and $60.2 million in 2017 and 2016, respectively. The increase is primarily attributable to the acquisition of NSH, but also reflects increases in equity-based compensation expense, rent costs, contingent acquisition compensation expense and general inflation. The remaining increase is attributable to overall growth of the business. As a percentage of revenues, general and administrative expenses were 5.7% for the 2017 period compared to 5.3% for the 2016 period.
Depreciation and Amortization. Depreciation and amortization was $51.9 million and $39.6 million in 2017 and 2016, respectively. The increase is primarily attributable to the acquisition of NSH, and the remeasurement of assets at fair value in connection with the application of pushdown accounting. As a percentage of revenues, depreciation and amortization expenses were 3.9% in 2017 and 3.5% in 2016.
Provision for Doubtful Accounts. The provision for doubtful accounts was $28.8 million in 2017 compared to $24.2 million in 2016. The increase is attributable to the acquisition of NSH. As a percentage of revenues, the provision for doubtful accounts was 2.1% for both 2017 and 2016.
Income from Equity Investments. Income from equity investments was $6.5 million and $4.8 million in 2017 and 2016, respectively. The increase is attributed to the four equity method investments that were included in the acquisition of NSH.
Loss on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $1.7 million and $2.4 million 2017 and 2016, respectively, which was attributable to disposals of other long-lived assets for both periods.
Transaction and Integration Costs. We incurred $13.1 million of transaction and integration costs in 2017 compared to $8.7 million in 2016. The increase relates to the Transactions, as defined in Item 1. Business, on August 31, 2017, as well as other acquisitions that occurred in 2017.
Loss on Debt Refinancing. We incurred $18.2 million as a loss on debt refinancing in 2017 compared to $11.9 million in 2016. The 2017 loss includes the partial write-off of unamortized debt issuance costs and discount related to the prepayment of the then existing 2014 Revolver Loan and 2014 First Lien Credit Agreement and a portion of costs incurred with entering into the 2017 Senior Secured Credit Facilities.
Gain on Litigation Settlement. We recorded a gain on litigation settlement of $12.5 million in 2017 compared to $14.1 million in 2016. These items related to a legal settlements for the year in which the settlements were reached.
Tax Receivable Agreement. In 2017, we recognized a tax receivable agreement gain of $16.4 million primarily as a result of the amendment of the TRA. No such gain occurred in 2016. Also in 2017, we recognized a tax receivable agreement benefit of $25.3 million related to a reduction in the corporate tax rate from the Tax Cuts and Jobs Act. The 2016 expense was recorded to update the initial estimated liability for the filed tax returns and final 2015 tax losses that are included in the amounts payable under the TRA.
Interest Expense, Net. Interest expense, net, increased to $117.7 million in 2017 compared to $100.6 million in 2016. The increase primarily relates to the issuance of our $370 million Senior Unsecured Notes on June 30, 2017 due 2025 and the refinancing of our Senior Secured Credit Facility as of August 31, 2017.
Income Tax Expense (Benefit). Income tax expense was $53.6 million and $7.1 million in 2017 and 2016, respectively. The effective tax rate was 65.1% for 2017 and 7.7% for 2016. The change in effective tax rate was primarily attributable to the remeasurement of our deferred tax assets and liabilities due to the enactment of the 2017 Tax Cuts and Jobs Act.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $81.7 million and $75.6 in 2017 and 2016, respectively. The increase is attributable to the acquisition of NSH. As a percentage of revenues, net income attributable to non-controlling interests was 6.1% in 2017 and 6.6% in 2016.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. Cash flow provided by operating activities was $144.6 million, $120.9 million and $125.2 million in 2018, 2017 and 2016, respectively. The increase in operating cash flow in 2018 is primarily attributed to the additional revenue contribution from our 2017 acquisition of NSH plus other 2018 acquisitions, partially offset by integration costs and a decline in the performance of our ancillary business. The decline in operating cash flow for 2017, compared to 2016, was primarily related to the decline in performance of our ancillary business.
Investing Activities
Net cash used in investing activities in 2018 was $128.9 million, which included $39.8 million related to purchases of property and equipment. We paid $106.8 million, in cash for acquisitions (net of cash acquired), which included five surgical facilities in new markets, two surgical facilities in an existing market, one of which was merged into an existing facility and multiple physician practices. Further, we received $19.2 million in proceeds from disposals of six surgical facilities and our optical laboratory.
Net cash used in investing activities in 2017 was $783.4 million, which included $29.6 million related to purchases of property and equipment. We paid $755.1 million in cash for acquisitions (net of cash acquired), of which $711.7 million related to the acquisition of NSH. The remaining amount included the acquisitions of four physician practices and one surgical facility. Further, we received $1.3 million in proceeds from the disposal of a surgical facility.
Net cash used in investing activities in 2016 was $184.7 million, which included $39.1 million related to purchases of property and equipment. We paid $146.4 million in cash for acquisitions (net of cash acquired), of which $129.8 million, excluding the $16.6 million of contingent acquisition consideration, related to the purchase of six surgical facilities, one of which was merged with an existing facility, three anesthesia practices, eleven physician practices, a lab and a pharmacy. Further, we received $0.8 million in proceeds from the disposal of a surgical facility.
Financing Activities
Net cash used in financing activities in 2018 was $6.3 million. During this period, we made distributions to non-controlling interest holders of $109.0 million and payments related to ownership transactions with consolidated affiliates of $2.2 million. Further, we made repayments on our long-term debt of $157.6 million offset by borrowings of $282.7 million, which included incremental term loan borrowings of $180.0 million. In connection with the incremental term loan, we made payments of debt issuance costs of $3.0 million. In addition, we made preferred dividend payments of $7.8 million and repurchased $2.0 million of our common stock pursuant to our $50 million repurchase program announced on December 15, 2017.
Net cash provided by financing activities in 2017 was $767.7 million. During this period, we made distributions to non-controlling interest holders of $83.8 million and payments related to ownership transactions with consolidated affiliates of $0.5 million. Further, we made repayments on our long-term debt of $1.2 billion offset by borrowings of $1.8 billion. In addition, we made payments of debt issuance costs of $58.6 million and received proceeds on the issuance of preferred stock of $291.7 million, net of issuance costs, and repurchased $2.0 million of our common stock pursuant to our $50 million repurchase program announced on December 15, 2017.
Net cash provided by financing activities in 2016 was $71.3 million. During this period, we made distributions to non-controlling interest holders of $65.8 million and payments related to ownership transactions with consolidated affiliates of $20.1 million. Further, we made repayments on our long-term debt of $473.4 million offset by borrowings of $650.7 million. In addition, we made payments of debt issuance costs of $14.3 million and a penalty on the prepayment of debt of $4.9 million during the period.
Long-Term Debt
As of December 31, 2018, the carrying value of our total indebtedness, including capital leases, was $2.326 billion, which includes net unamortized fair value premium of $1.2 million and unamortized deferred financing costs of $2.9 million.
2017 Senior Secured Credit Facilities
As of December 31, 2018, we had term loan borrowings with a carrying value of $1.448 billion, consisting of outstanding aggregate principal of $1.453 billion and unamortized fair value discount of $5.5 million (the "Term Loan"). In 2018, we entered into an incremental term loan amendment, which amended and supplemented the Credit Agreement, dated as of August 31, 2017 (the "Credit Agreement"), to provide for an incremental borrowing of $180.0 million. The incremental amounts were fully drawn on October 23, 2018, and the proceeds thereof were used to fund acquisitions and for other general corporate purposes. The incremental borrowings bear interest and is subject to maturity, amortization and other terms consistent with the existing term loans outstanding as disclosed below.

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
We have a revolving credit facility providing for revolving borrowings of up to $75.0 million (the "Revolver" and, together with the Term Loan, the "2017 Senior Secured Credit Facilities"). The Revolver will mature on August 31, 2022 (or, if at least 50.0% of the 2021 Notes have not either been repaid or refinanced with permitted indebtedness having a maturity date not earlier than six months after the maturity date of the Term Loan by no later than October 15, 2020, then October 15, 2020). As of December 31, 2018, our availability on the Revolver was $71.2 million (including outstanding letters of credit of $3.8 million).
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
Senior Unsecured Notes
We have senior unsecured notes due April 15, 2021 with a carrying value of $406.7 million as of December 31, 2018, consisting of outstanding aggregate principal of $400.0 million and unamortized fair value premium of $6.7 million (the "2021 Unsecured Notes"). The 2021 Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year.
We have $370.0 million aggregate principal amount of senior unsecured notes due July 1, 2025 (the "2025 Unsecured Notes") outstanding as of December 31, 2018. The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year.
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $79.3 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and capital lease obligations of $25.4 million for which we are liable to various vendors for several property and equipment leases classified as capital leases.
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
Certain Non-GAAP Metrics
Adjusted EBITDA is not a measurement of financial performance under GAAP, and should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with GAAP. The items excluded from this non-GAAP metric are significant components in understanding and evaluating our financial performance. We believe such adjustments are appropriate, as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
When we use the term "Adjusted EBITDA", we are referring to income before income taxes, adjusted for net income attributable to non-controlling interests, interest expense, net, depreciation and amortization, equity-based compensation expense, contingent acquisition compensation expense, transaction, integration and acquisition costs, loss (gain) on litigation settlements, gain on acquisition escrow release, loss on disposals and deconsolidations, net, reserve adjustments, impairment charges, gain on amendment to tax receivable agreement, tax receivable agreement (benefit) expense and loss on debt refinancing. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The following table reconciles Adjusted EBITDA to (loss) income before income taxes, the most directly comparable GAAP financial measure (in thousands and unaudited):

	Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations Data:
(Loss) income before income taxes	$(69,165)	$82,286	$92,178
Plus (minus):
Net income attributable to non-controlling interests	(110,080)	(81,721)	(75,630)
Interest expense, net	147,003	117,669	100,571
Depreciation and amortization	67,440	51,928	39,551
Equity-based compensation	9,344	5,584	2,021
Contingent acquisition compensation expense	1,510	7,039	5,092
Transaction, integration and acquisition costs (1)	33,856	17,007	11,617
Loss (gain) on litigation settlements	46,009	(12,534)	(14,101)
Gain on acquisition escrow release	—	(1,167)	—
Loss on disposals and deconsolidations, net	31,822	1,720	2,355
Reserve adjustments (2)	2,670	—	—
Impairment charges	74,359	—	—
Gain on amendment to tax receivable agreement	—	(16,392)	—
Tax receivable agreement (benefit) expense	—	(25,329)	3,733
Loss on debt refinancing	—	18,211	11,876
Adjusted EBITDA	$234,768	$164,301	$179,263
(1) This amount includes transaction and integration costs of $31.7 million, $13.1 million and $8.7 million in 2018, 2017 and 2016, respectively, and acquisition costs of $2.2 million, $3.9 million and $2.9 million in 2018, 2017 and 2016, respectively.
(2) This amount represents adjustments to revenue in connection with applying consistent policies across the combined company as a result of the integration of Surgery Partners and NSH.
We use Credit Agreement EBITDA as a measure of liquidity and to determine our compliance under certain covenants pursuant to our credit facilities. Credit Agreement EBITDA is determined on a trailing twelve-month basis. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Credit Agreement EBITDA is not a measurement of liquidity under GAAP, and should not be considered in isolation or as a substitute for any other measure calculated in accordance with GAAP. The items excluded from Credit Agreement EBITDA are significant components in understanding and evaluating our liquidity. Our calculation of Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies.
When we use the term “Credit Agreement EBITDA,” we are referring to Adjusted EBITDA, as defined above, further adjusted for acquisitions and non-cash expenses. These adjustments do not relate to our historical financial performance and instead relate to estimates compiled by management and calculated in conformance with the definition of "Consolidated EBITDA" used in the credit agreements governing our credit facilities.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in thousands and unaudited):

Year Ended December 31, 2018

Cash flows from operating activities	$144,600
Plus (minus):
Net income attributable to non-controlling interests	(110,080)
Non-cash interest income, net	1,415
Deferred income taxes	(25,272)
Income from equity investments, net of distributions received	(243)
Changes in operating assets and liabilities, net of acquisitions and divestitures	(33,161)
Income tax expense	26,461
Interest expense, net	147,003
Transaction, integration and acquisition costs	33,856
Reserve adjustments	2,670
Contingent acquisition compensation expense	1,510
Loss on litigation settlement	46,009
Acquisitions (1)	38,701
Credit Agreement EBITDA	$273,469
(1) Represents impact of acquired physician practices and surgical facilities as if each acquisition had occurred on January 1, 2018, including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with the NSH acquisition. Further, this includes revenue synergies from other business initiatives as defined in the Credit Agreement.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations by period as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest (1)	$2,715,896	$196,046	$2,041,391	$66,337	$412,122
Capital lease obligations, including interest	28,898	8,846	11,384	4,441	4,227
Operating lease obligations (2)	812,489	81,455	142,377	118,463	470,194
Other financing obligations, including interest (3)	175,169	12,642	26,326	27,780	108,421
Tax receivable agreement	64,604	7,601	36,110	20,393	500
Total contractual obligations	$3,797,056	$306,590	$2,257,588	$237,414	$995,464
(1) Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude our unamortized fair value adjustments related non-cash amortization for the Term Loan and 2021 Unsecured Notes. These obligations are explained further in Note 5 to our consolidated financial statements included elsewhere in this report. We used the applicable annual interest rate as of December 31, 2018 of 5.6%, based on LIBOR plus the applicable margin, for our $1.5 billion outstanding Term Loan to estimate interest payments on this variable rate debt instrument.
(2) This reflects our future minimum operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. These obligations are explained further in Note 6 to our consolidated financial statements included elsewhere in this report. Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated to pay.
(3) Other financing obligations includes amounts due under our facility lease obligations at four of our surgical facilities as discussed further in Note 13 to our consolidated financial statements included elsewhere in this report.
Inflation
Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.

SURGERY PARTNERS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements
Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a discussion of the impact of the adoption of recently issued accounting standards and accounting standards not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates, and do not hold or issue any derivative financial instruments for this purpose. We periodically enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair value of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income.
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At December 31, 2018, we had outstanding principal amount of debt of $1.458 billion in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of December 31, 2018, our annual interest expense would increase by approximately $14.6 million. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2019 based on our indebtedness at December 31, 2018.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures conducted as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
 Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. The assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, determined that our internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018. Their attestation report is included below in this Item 9A.
Remediation of Prior Year Material Weaknesses
During the years ended December 31, 2017 and 2016, management disclosed that certain control deficiencies in our internal control over financial reporting pertaining to the design and operating effectiveness of certain controls involving the initiation and recording of revenue and accounts receivable and the accurate estimate and recording of related allowances aggregated to a material weakness at December 31, 2017 and 2016. In order to remediate this material weakness, management took several actions, including increasing the number of individuals responsible for implementing and monitoring controls, training individuals responsible for designing, executing, testing and monitoring controls, adding new process-level and information technology controls and modifying existing controls to enhance documentation that evidences that controls were performed. We also added oversight controls over the estimation of contractual and bad debt allowances and facility-level and group-level detailed reviews of key control indicators. During the fourth quarter of 2018, we substantially completed our evaluation of the design of new controls and successfully completed testing of the improved controls. As a result, we have concluded that the material weakness related to revenue and accounts receivable and the accurate estimate and recording of related allowances have been remediated as of December 31, 2018.
In addition, management identified control deficiencies, which aggregated to a material weakness at December 31, 2017, relating to the lack of evidence to support the operating effectiveness of certain management review controls over the valuation inputs and assumptions of assets acquired and non-controlling interests and purchase accounting adjustments recorded for business combination accounting, including the application of pushdown accounting. During 2018, management improved its review controls over the use of valuation assumptions, including increasing the number of individuals involved in reviewing valuation inputs, challenging assumptions used by third party valuation firms and performing independent calculations. These additional controls also involved enhanced documentation that evidences that the controls were performed. During the fourth quarter of 2018, we implemented these new controls over the valuation inputs and assumptions used in our annual goodwill impairment evaluation. In this process, we successfully completed testing of the improved controls and concluded that the material weakness related to review controls over valuation inputs and assumptions has been remediated as of December 31, 2018.
There were no material errors in our financial results or balances and no restatement of prior period financial statements or change in previously released financial results was required as a result of the previously identified material weaknesses in internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
 Other than the remediation efforts identified above to address the previously identified material weakness, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Surgery Partners, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Surgery Partners, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 15, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 15, 2019

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2019 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which the Company intends to file within 120 days after the close of our fiscal year ended December 31, 2018.
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

3.3	Amended and Restated Bylaws of Surgery Partners, Inc., dated August 31, 2017 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 1, 2017).
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

4.4
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

10.3	Incremental Term Loan Amendment, dated as of October 23, 2018 with Jefferies, SP Holdco I, Inc., Surgery Center Holdings, Inc. and certain other parties thereto.
10.4
Office Lease Agreement dated November 17, 2015 between Highwoods Realty Limited Partnership and Surgery Partners, Inc. (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed March 11, 2016).

10.5
First Amendment to Lease Agreement, dated August 29, 2016, between highwood Realty Limited Partnership and Surgery Partners, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2016).

10.6
Second Amendment to Lease Agreement, dated April 26, 2017, between Highwoods Realty Limited Partnership and Surgery Partners, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).

10.7
Securities Purchase Agreement by and among Surgery Partners, Inc. and BCPE Seminole Holdings LP, dated May 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

10.8
Stock Purchase Agreement by and between H.I.G. Surgery Centers, LLC, H.I.G. Bayside Debt & LBO Fund II L.P. (for the specific purposes stated therein), BCPE Seminole Holdings LP and Surgery Partners, Inc., dated May 9, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 11, 2017).*

10.9
Amended and Restated Registration Rights Agreement by and among Surgery Partners, Inc., certain stockholders of Surgery Partners, Inc. and certain other parties thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2017).

10.10
Credit Agreement, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2017).*

10.11
Tax Receivable Agreement, dated as of September 30, 2015, among Surgery Partners, Inc., H.I.G. Surgery Centers, LLC and certain other stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2015).

10.12 (a)
Amendment No. 1 to Income Tax Receivable Agreement, by and between Surgery Partners, Inc. and H.I.G. Surgery Centers, LLC (in its capacity as the Stockholders Representative), dated May 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 11, 2017).

10.13 (a)	Form of TRA Waiver and Assignment Agreement (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed March 16, 2018.
10.14 (a)	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 14, 2015).
10.15 (a)	Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference as Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed October 6, 2015).
10.16 (a)	Surgery Partners, Inc. Cash Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).
10.17 (a)
Symbion, Inc. Supplemental Executive Retirement Plan, Effective May 1, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Amended, filed September 21, 2015).

10.18 (a)
Form of Non-Statutory Stock Option Agreement under the 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).

10.19 (a)
Form of Non-Employee Director Non-Statutory Stock Option Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).

10.20 (a)
Form of Restricted Stock Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015.

10.21 (a)
Form of Restricted Stock Award Agreement under the 2015 Surgery Partners, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 15, 2016).

10.22 (a)
Form of Performance Stock Unit Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2016).

10.23 (a)
Form of Non-Employee Director Restricted Stock Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2017).

10.24 (a)
Form of Leveraged Performance Unit Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 8, 2017).

10.25 (a)
Form of Stock-Settled Stock Appreciation Right Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2018).

10.26 (a)
Amended and Restated Employment Agreement, dated September 17, 2015, between Surgery Partners, Inc., Symbion, Inc. and Teresa F. Sparks (incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed September 21, 2015).

10.27 (a)
First Amendment to Amended and Restated Employment Agreement, dated December 21, 2017, by and between Surgery Partners, Inc., Symbion, Inc. and Teresa Sparks (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 16, 2018).

10.28 (a)
Amended and Restated Employment Agreement, dated September 17, 2015, between Surgery Partners, Inc., Symbion, Inc. and John Crysel (incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed September 21, 2015).

10.29 (a)
Letter Agreement to Employment Agreement, dated November 22, 2017, by and between Surgery Partners, Inc., Symbion, Inc. and John Crysel (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed March 16, 2018).

10.30 (a)
Amended and Restated Employment Agreement, dated April 13, 2017, by and between Surgery Partners, Inc., Symbion, Inc. and Jennifer Baldock (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 17, 2017).

10.31 (a)
Amended and Restated Employment Agreement, dated April 13, 2017, by and between Surgery Partners, Inc., Symbion, Inc. and Dennis Dean (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 17, 2017).

10.32 (a)
Employment Agreement, dated September 7, 2017, between Surgery Partners, Inc. and Cliff Adlerz (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.33 (a)
Employment Agreement, dated January 4, 2018, between Surgery Partners, Inc., Surgery Partners, LLC and Wayne DeVeydt (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2018).

10.34 (a)
Employment Agreement, dated January 25, 2018, between Surgery Partners, Inc., Surgery Partners, LLC and R. David Kretschmer, 8 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2018).

10.35 (a)
Consulting Services Agreement, dated September 7, 2017, by and between Surgery Partners, Inc. and Michael T. Doyle (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.36 (a)
Amendment No. 1 to Consulting Services Agreement, dated December 21, 2017, by and among Surgery Partners, Inc., Michael T. Doyle, and MD Healthcare Partners, LLC, dated December 21, 2017 (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 16, 2018).

10.37 (a)
Separation and Consulting Services Agreement, dated January 25, 2018, by and between Surgery Partners, Inc. and Teresa Sparks (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2018).

10.38 (a)
Employment Agreement, dated March 9, 2018, by and between Surgery Partners, Inc. and Thomas F. Cowhey (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2018).

10.39 (a)
Employment Agreement, dated February 11, 2019, by and between Surgery Partners, Inc., Surgery Partners, LLC and Eric Evans (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2019).

16.1	Letter of Ernst & Young LLP, dated May 18, 2018 (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on form 8-K filed May 18, 2018).
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte).
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(a) Management Contract or Compensatory Plan or Arrangement.
*  Schedules and/or Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the SEC upon request.
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Surgery Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Surgery Partners, Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statement of operations, comprehensive loss, cash flow, and stockholders' equity for the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 15, 2019

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Surgery Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Surgery Partners, Inc. (the Company) as of December 31, 2017 (Successor), and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the periods September 1, 2017 to December 31, 2017 (Successor) and January 1, 2017 to August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 (Successor), and the results of its operations and its cash flows for the periods September 1, 2017 to December 31, 2017 (Successor) and January 1, 2017 to August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor), in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2014 to 2018.

Nashville, Tennessee

March 16, 2018, except for the last paragraph of Note 1, as to which the date is March 15, 2019

SURGERY PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	Successor
	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$184,308	$174,914
Accounts receivable, less allowance for doubtful accounts of $2,026 at December 31, 2017 (see Note 1)	307,642	288,023
Inventories	43,363	44,951
Prepaid expenses	16,225	16,835
Other current assets	36,784	38,502
Total current assets	588,322	563,225
Property and equipment, net	426,286	398,536
Intangible assets, net	54,293	58,908
Goodwill	3,382,846	3,346,838
Investments in and advances to affiliates	78,477	74,282
Long-term deferred tax assets	109,193	132,319
Other long-term assets	36,850	48,665
Total assets	$4,676,267	$4,622,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,292	$84,710
Accrued payroll and benefits	55,212	49,625
Other current liabilities	155,243	109,944
Current maturities of long-term debt	55,552	58,726
Total current liabilities	349,299	303,005
Long-term debt, less current maturities	2,270,898	2,130,556
Other long-term liabilities	271,187	222,480

Non-controlling interests—redeemable	326,592	299,316
Redeemable preferred stock - Series A; shares authorized, issued and outstanding - 310,000; redemption value - $359,346 and $330,806, respectively	359,346	330,806

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,000,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 48,869,204 and 48,687,136, respectively	489	487
Additional paid-in capital	673,619	695,560
Accumulated other comprehensive loss	(22,446)	—
Retained deficit	(247,022)	(41,316)
Total Surgery Partners, Inc. stockholders' equity	404,640	654,731
Non-controlling interests—non-redeemable	694,305	681,879
Total stockholders' equity	1,098,945	1,336,610
Total liabilities and stockholders' equity	$4,676,267	$4,622,773

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share amounts)

	Successor		Predecessor
	Year Ended December 31,	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2018	2017	2017	2016

Revenues	$1,771,456	$592,604	$748,615	$1,145,438
Operating expenses:
Salaries and benefits	534,740	175,403	241,149	357,175
Supplies	490,251	161,015	193,322	269,239
Professional and medical fees	145,461	45,061	57,931	81,185
Lease expense	86,673	27,868	36,503	52,147
Other operating expenses	104,306	32,281	43,267	61,450
Cost of revenues	1,361,431	441,628	572,172	821,196
General and administrative expenses	93,558	29,153	46,797	60,246
Depreciation and amortization	67,440	21,804	30,124	39,551
Provision for doubtful accounts (see Note 1)	—	12,455	16,297	24,212
Income from equity investments	(8,898)	(3,319)	(3,148)	(4,764)
Loss on disposals and deconsolidations, net	31,822	5	1,715	2,355
Transaction and integration costs	31,665	7,470	5,584	8,738
Impairment charges	74,359	—	—	—
Loss on debt refinancing	—	—	18,211	11,876
Loss (gain) on litigation settlements	46,009	(8,740)	(3,794)	(14,101)
Gain on acquisition escrow release	—	(167)	(1,000)	—
Other (income) expense	(3,768)	45	(307)	(353)
Total operating expenses	1,693,618	500,334	682,651	948,956
Operating income	77,838	92,270	65,964	196,482
Gain on amendment to tax receivable agreement	—	1,098	15,294	—
Tax receivable agreement benefit (expense)	—	25,329	—	(3,733)
Interest expense, net	(147,003)	(48,740)	(68,929)	(100,571)
(Loss) income before income taxes	(69,165)	69,957	12,329	92,178
Income tax expense (benefit)	26,461	71,639	(18,089)	7,095
Net (loss) income	(95,626)	(1,682)	30,418	85,083
Less: Net income attributable to non-controlling interests	(110,080)	(39,634)	(42,087)	(75,630)
Net (loss) income attributable to Surgery Partners, Inc.	(205,706)	(41,316)	(11,669)	9,453
Less: Amounts attributable to participating securities	(32,426)	(26,047)	—	—
Net (loss) income attributable to common stockholders	$(238,132)	$(67,363)	$(11,669)	$9,453

Net (loss) income per share attributable to common stockholders
Basic	$(4.96)	$(1.39)	$(0.24)	$0.20
Diluted (1)	$(4.96)	$(1.39)	$(0.24)	$0.20
Weighted average common shares outstanding
Basic	48,027,875	48,319,193	48,121,404	48,018,944
Diluted (1)	48,027,875	48,319,193	48,121,404	48,190,738

(1)
The impact of potentially dilutive securities for the year ended December 31, 2018 (Successor), the four months ended December 31, 2017 (Successor) and the eight months ended August 31, 2017 (Predecessor) were not considered because the effect would be anti-dilutive in those periods.

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Successor		Predecessor
	Year Ended December 31,	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2018	2017	2017	2016

Net (loss) income	$(95,626)	$(1,682)	$30,418	$85,083
Other comprehensive (loss) income, net of tax:
Derivative activity	(22,446)	—	—	—
Comprehensive (loss) income	$(118,072)	$(1,682)	$30,418	$85,083
Less: Comprehensive income attributable to non-controlling interests	(110,080)	(39,634)	(42,087)	(75,630)
Comprehensive (loss) income attributable to Surgery Partners, Inc.	$(228,152)	$(41,316)	$(11,669)	$9,453
See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)

	Common Stock (1)		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Predecessor
Balance as of December 31, 2015	48,156,990	$482	$316,294	$—	$(320,804)	$301,955	$297,927
Net income	—	—	—	—	9,453	57,607	67,060
Equity-based compensation	—	—	2,021	—	—	—	2,021
Issuance of restricted stock, net of forfeitures	331,626	3	(3)	—	—	—	—
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	2,231	—	—	4,053	6,284
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(48,618)	(48,618)
Balance as of December 31, 2016	48,488,616	485	320,543	—	(311,351)	314,997	324,674
Net (loss) income	—	—	—	—	(11,669)	32,472	20,803
Equity-based compensation	—	—	3,697	—	—	—	3,697
Issuance of restricted and unrestricted shares	355,607	3	(3)	—	—	—	—
Cancellation of restricted shares	(33,908)	—	(790)	—	—	—	(790)
Acquisition of NSH	—	—	—	—	—	172,645	172,645
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	3,483	—	—	(5,629)	(2,146)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(38,875)	(38,875)
Balance as of August 31, 2017	48,810,315	$488	$326,930	$—	$(323,020)	$475,610	$480,008

Successor
Balance as of September 1, 2017	48,810,315	$488	$720,118	$—	$—	$684,480	$1,405,086
Net (loss) income	—	—	—	—	(41,316)	26,703	(14,613)
Equity-based compensation	—	—	1,887	—	—	—	1,887
Preferred dividends	—	—	(10,481)	—	—	—	(10,481)
Mark to redemption adjustment	—	—	(15,566)	—	—	—	(15,566)
Issuance of restricted and unrestricted shares	112,107	1	(1)	—	—	—	—
Cancellation of restricted shares	(54,622)	—	(585)	—	—	—	(585)
Repurchase of shares	(180,664)	(2)	(2,007)	—	—	—	(2,009)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	2,195	—	—	(4,042)	(1,847)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(25,262)	(25,262)
Balance as of December 31, 2017	48,687,136	487	695,560	—	(41,316)	681,879	1,336,610
Net (loss) income	—	—	—	—	(205,706)	75,534	(130,172)
Equity-based compensation	—	—	9,344	—	—	—	9,344
Preferred dividends	—	—	(32,426)	—	—	—	(32,426)
Other comprehensive loss	—	—	—	(22,446)	—	—	(22,446)
Issuance of restricted and unrestricted shares	519,605	5	(5)	—	—	—	—
Cancellation of restricted shares	(180,719)	(1)	(1,225)	—	—	—	(1,226)
Repurchase of shares	(156,818)	(2)	(1,980)	—	—	—	(1,982)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	4,351	—	—	15,801	20,152
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(78,287)	(78,287)
Other	—	—	—	—	—	(622)	(622)
Balance as of December 31, 2018	48,869,204	$489	$673,619	$(22,446)	$(247,022)	$694,305	$1,098,945

(1)	Includes post acquisition date adjustments in all periods, including reallocation in application of pushdown accounting in the 2017 successor period.

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor		Predecessor
	Year Ended December 31,	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2018	2017	2017	2016

Cash flows from operating activities:
Net (loss) income	$(95,626)	$(1,682)	$30,418	$85,083
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	67,440	21,804	30,124	39,551
Non-cash interest (income) expense, net	(1,415)	(780)	4,874	7,892
Equity-based compensation	9,344	1,887	3,697	2,021
Loss on disposals and deconsolidations, net	31,822	5	1,715	2,355
Impairment charges	74,359	—	—	—
Gain on legal settlements	—	(8,740)	—	(14,101)
Loss on debt refinancing	—	—	18,211	11,876
Gain on amendment to tax receivable agreement	—	(1,098)	(15,294)	—
Tax receivable agreement (benefit) expense	—	(25,329)	—	3,733
Deferred income taxes	25,272	71,031	(18,703)	6,882
Provision for doubtful accounts	—	12,455	16,297	24,212
Income from equity investments, net of distributions received	243	678	489	(846)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(22,819)	(31,500)	8,837	(60,622)
Other operating assets and liabilities	55,980	14,494	(12,947)	17,203
Net cash provided by operating activities	144,600	53,225	67,718	125,239

Cash flows from investing activities:
Purchases of property and equipment, net	(39,805)	(10,827)	(18,773)	(39,109)
Payments for acquisitions, net of cash acquired	(106,772)	(29,249)	(725,853)	(146,405)
Proceeds from divestitures	19,170	1,183	70	765
Other investing activities	(1,455)	—	—	—
Net cash used in investing activities	(128,862)	(38,893)	(744,556)	(184,749)

Cash flows from financing activities:
Principal payments on long-term debt	(157,587)	(18,629)	(1,164,237)	(473,437)
Borrowings of long-term debt	282,741	409	1,805,966	650,707
Payments of debt issuance costs	(2,990)	(4)	(58,591)	(14,296)
Penalty on prepayment of debt	—	—	—	(4,900)
Proceeds from preferred stock issuance	—	—	310,000	—
Payments of stock issuance costs	—	—	(18,347)	—
Payments of preferred dividends	(7,810)	(1,316)	—	—
Distributions to non-controlling interest holders	(109,024)	(33,490)	(50,343)	(65,778)
(Payments) proceeds related to ownership transactions with non-controlling interest holders, net	(2,210)	998	(1,518)	(20,096)
Repurchase of shares	(1,982)	(2,009)	—	—
Financing lease obligation activity	(6,256)	1,007	(796)	(924)
Other financing activities	(1,226)	(590)	(789)
Net cash (used in) provided by financing activities	(6,344)	(53,624)	821,345	71,276
Net increase (decrease) in cash, cash equivalents and restricted cash	9,394	(39,292)	144,507	11,766
Cash, cash equivalents and restricted cash at beginning of period	175,229	214,521	70,014	58,248
Cash, cash equivalents and restricted cash at end of period	$184,623	$175,229	$214,521	$70,014

Supplemental cash flow information:
Interest paid, net of interest income received	145,370	40,872	68,646	79,262
Cash paid for income taxes	2,226	485	598	661
Non-cash purchases of property and equipment under capital leases and financing activities	61,005	14,872	8,469	9,226

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Accounting Policies
Organization
Surgery Partners, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), was formed April 2, 2015. On August 31, 2017, a fund advised by an affiliate of Bain Capital Private Equity ("Bain Capital"), purchased approximately 54.2% of the Company’s outstanding common stock. As a result, Bain became the controlling stockholder of the Company, holding Series A Preferred Stock (as defined in Note 7. "Redeemable Preferred Stock") and common stock that collectively represent approximately 65.7% of the voting power of all classes of capital stock of the Company.
As of December 31, 2018 (Successor), the Company owned and operated a national network of surgical facilities and ancillary services in 31 states. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology, general surgery, ophthalmology, orthopedics and pain management. The Company's surgical hospitals also provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services and optical services.
As of December 31, 2018 (Successor), the Company owned or operated a portfolio of 123 surgical facilities, comprised of 108 ASCs and 15 surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 84 of the surgical facilities and consolidated 106 of these facilities for financial reporting purposes.
Basis of Presentation
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Examples include, but are not limited to, estimates of accounts receivable allowances, professional and general liabilities and the estimate of deferred tax assets or liabilities. Actual results could differ from those estimates.
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
In connection with the change of control effective August 31, 2017, the Company elected to apply “pushdown” accounting by applying the guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 805, Business Combinations. Accordingly, the consolidated financial statements of the Company for periods before and after August 31, 2017 reflect different bases of accounting, and the financial positions and results of operations of those periods are not comparable. Throughout the Company's consolidated financial statements and the accompanying notes herein, periods prior to August 31, 2017 (the date of the change of control) are identified as "Predecessor" and periods after the change of control are identified as "Successor." See Note 2. "Acquisitions and Disposals" for further discussion of the change of control.
Variable Interest Entities
The consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification 810, Consolidation. The Company has the power to direct the activities that most significantly impact a variable interest entity's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. At December 31, 2018 (Successor), the variable interest entities include four surgical facilities, three anesthesia practices and four physician practices. In 2018 (Successor), the Company divested of one surgical facility and acquired a physician practice, which were classified as VIEs.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2018 (Successor) and 2017 (Successor), were $11.2 million and $13.1 million, respectively, and the total liabilities of the consolidated VIEs were $3.6 million and $5.8 million, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

observable (Level 2), or unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions (Level 3), depending on the nature of the item being valued.
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, restricted invested assets and accounts payable approximate their fair values under Level 3 calculations.
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in thousands):

	Successor
	Carrying Amount		Fair Value
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Term Loan	$1,447,931	$1,280,532	$1,382,774	$1,267,189
Senior Unsecured Notes due 2021	$406,719	$409,235	$407,227	$422,535
Senior Unsecured Notes due 2025	$370,000	$370,000	$320,513	$346,413
The fair values of the Term Loan, Senior Unsecured Notes due 2021 and the Senior Unsecured Notes due 2025 were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets at both December 31, 2018 (Successor) and 2017 (Predecessor). The carrying amounts related to the Company's other long-term debt obligations approximate their fair values under Level 3 calculations.
In 2018 (Successor), the Company entered into certain interest rate swap agreements (see Note 8. Derivatives and Hedging Activity). At December 31, 2018 (Successor), the fair value of these derivative instruments was $22.4 million, and was included in other long-term liabilities in the consolidated balance sheet. The fair value of these derivative financial instruments was based on a quoted market price, or a Level 2 computation. The Company had no derivative financial instruments as of December 31, 2017 (Successor).
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of December 31, 2018 (Successor) and 2017 (Predecessor), the fair value of both the assets and liabilities in the SERP were $1.4 million and $1.9 million, respectively, and were included in other long-term assets and other long-term liabilities in the consolidated balance sheets.
Revenues
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The Company adopted the new standard effective January 1, 2018, using the modified retrospective method. The presentation of the amount of earnings from operations and net earnings were unchanged upon adoption of the new standard; however, during the year of adoption, the Company determined that amounts historically considered to be bad debt should be considered an implicit price concession, as defined in FASB Accounting Standards Codification 606, “Revenue From Contracts With Customers”. This resulted in changes to the presentation of revenues and the provision for bad debts in the consolidated statements of operations. Previously, the estimate for unrealizable amounts was recorded to the provision for bad debts and presented as a component of operating expenses. Upon reassessment during the year of adoption, the estimate for unrealizable amounts is now reflected as an implicit price concession as a reduction to arrive at net revenue.
The Company's revenues generally relate to contracts with patients in which the performance obligations are to provide healthcare services. The Company recognizes revenues in the period in which our obligations to provide health care services are satisfied and reports the amount that reflects the consideration the Company expects to be entitled to. The Company's performance obligations are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (e.g., Medicare, Medicaid, managed care health plans, employers and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by or negotiated with the third-party payers. The payment arrangements with third-party payers for the services provided to the related patients typically specify payments at amounts less than the Company's standard charges. The Company continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of revenues by service type as a percentage of total revenues follows:

	Successor		Predecessor
	Year Ended December 31,	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2018	2017	2017	2016
Patient service revenues:
Surgical facilities revenues	93.6%	94.3%	91.4%	90.3%
Ancillary services revenues	4.5%	4.2%	7.0%	7.9%
	98.1%	98.5%	98.4%	98.2%
Other service revenues:
Optical services revenues	0.5%	0.6%	1.0%	1.1%
Other	1.4%	0.9%	0.6%	0.7%
	1.9%	1.5%	1.6%	1.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
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
The Company determines the transaction price based on gross charges for services provided, net of estimated contractual adjustments, discounts from third-party payors. The Company estimates its contractual adjustments and discounts based on contractual agreements, its discount policies and historical experience. Changes in estimated contractual adjustments and discounts are recorded in the period of change. As a result of changes in estimates to third-party settlements related to prior years the Company recognized an increase to patient service revenues of $2.1 million for the year ended December 31, 2018 (Successor), no adjustments for the four months ended December 31, 2017 (Successor), and an increase to patient service revenues of approximately $1.1 million and $6.8 million during the eight months ended August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor), respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in thousands):

	Successor				Predecessor
	Year Ended December 31,		September 1 to December 31,		January 1 to August 31,		Year Ended December 31,
	2018		2017		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$948,870	54.6%	$347,801	59.6%	$360,092	48.9%	$579,662	51.5%
Government	653,332	37.6%	196,926	33.7%	308,993	42.0%	448,953	39.9%
Self-pay	49,985	2.9%	15,233	2.6%	15,949	2.2%	19,817	1.8%
Other (1)	84,788	4.9%	23,843	4.1%	51,374	6.9%	76,172	6.8%
Total patient service revenues	$1,736,975	100.0%	$583,803	100.0%	$736,408	100.0%	$1,124,604	100.0%
Other service revenues:
Optical service revenues	$9,545		$3,486		$7,629		$12,505
Other revenues	24,936		5,315		4,578		8,329
Total net revenues	$1,771,456		$592,604		$748,615		$1,145,438
(1) Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
The increase in other revenues is primarily due to an increase in management and administrative service fees due to the acquisition of NSH. Total net revenues in 2018 additionally reflect the impact of the Company's adoption of ASU 2014-09 as discussed above.
Subsequent to the transactions on August 31, 2017 (Predecessor), the Company, as part of a review of operations undertaken to create a solid foundation to support the Company's long-term growth objectives, incurred a non-recurring adjustment to revenue of $15.6 million, which was attributable to an increase in reserves for certain accounts receivable during the eight months ended August 31, 2017 (Predecessor). The increase in reserves resulted from certain known events and actions during the eight months ended August 31, 2017 (Predecessor) related to select payors primarily in the Company’s ancillary services segment. Upon consideration of such additional information, related receivables were determined to have a low likelihood of collection. The majority of this adjustment related to receivables with balances from the first quarter of 2016 and prior.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Cash, cash equivalents and restricted cash reported within the consolidated statement of cash flows includes $0.3 million of restricted investments, which are reflected in other long-term assets in the consolidated balance sheet at both December 31, 2018 (Successor) and 2017 (Successor). These restricted investments represents restricted cash held in accordance with the provisions of a long-term operating lease agreement held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
Accounts Receivable
Accounts receivable from third-party payors are recorded net of estimated implicit price concessions which are estimated based on the historical trend of the Company's surgical facilities’ cash collections and contractual write-offs, established fee schedules, relationships with payors and procedure statistics. While changes in estimated reimbursement from third-party payors remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on its financial condition or results of operations.
Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of December 31, 2018 (Successor) and December 31, 2017 (Successor), the Company had a net third-party Medicaid settlements liability of $4.8 million and $1.0 million, respectively.
The Company recognizes that final reimbursement of accounts receivable is subject to final approval by each third-party payor. However, because the Company has contracts with its third-party payors and also verifies insurance coverage of the patient before medical services are rendered, the amounts that are pending approval from third-party payors are not considered significant. Amounts are classified outside of self-pay if the Company has an agreement with the third-party payor or has verified a patient’s coverage prior to services rendered. The Company's policy is to collect co-payments and deductibles prior to providing medical services. It is also the Company's policy to verify a patient’s insurance prior to the patient’s procedure. Patient services of the Company are primarily non-emergency, which allows the surgical facilities

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to control the procedures for which third-party reimbursement is sought and obtained. The Company does not require collateral from self-pay patients.
The Company's collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. The Company analyzes accounts receivable at each of its surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required.
A summary of the changes in the allowance for doubtful accounts receivable follows (in thousands):

	Balance at Beginning of Period	Provision for Doubtful Accounts	Accounts Written off, Net of Recoveries	Impact of adoption of ASC 606	Balance at End of Period
Predecessor
Year ended December 31, 2016	$18,322	$24,212	$(12,662)	$—	$29,872
Eight months ended August 31, 2017	29,872	16,297	(14,096)	—	32,073

Successor
Four months ended December 31, 2017	—	12,455	(10,429)	—	2,026
Year ended December 31, 2018	2,026	—	—	(2,026)	—
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable and are included in other current assets in the consolidated balance sheets. Such receivables were $8.5 million and $7.6 million at December 31, 2018 (Successor) and 2017 (Successor), respectively.
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
The Company evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. The Company performs an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of the long-lived asset is not expected to be recovered, the carrying value is reduced to estimated fair value. The cash flow projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. For discussion on impairment for goodwill and indefinite-lived intangible assets, refer to Note 4. "Goodwill and Intangible Assets."
Professional and General and Workers' Compensation Insurance
The Company maintains general liability and professional liability insurance in excess of self-insured retentions through third party commercial insurance carriers in amounts that management believes is sufficient for the Company's operations, although, potentially, some claims may exceed the scope of coverage in effect. The professional and general insurance coverage is on a claims-made basis. The Company also maintains workers' compensation insurance, subject to a deductible.
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers' compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon actuarially determined estimates using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of December 31, 2018 (Successor) and 2017 (Successor) were $18.2 million and $21.0 million, respectively. The balance includes expected insurance recoveries of $12.0 million and $12.8 million as of December 31, 2018 (Successor) and 2017 (Successor), respectively.
Derivative Instruments and Hedging Activities
In accordance with Accounting Standards Codification 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
A summary of activity related to the non-controlling interests—redeemable follows (in thousands):

Predecessor
Balance at December 31, 2016	$180,521
Net income attributable to non-controlling interests—redeemable	9,615
Acquisition and disposal of shares of non-controlling interests, net—redeemable (1)	(3,323)
Distributions to non-controlling interest —redeemable holders	(11,468)
Acquisition of NSH	153,320
Balance at August 31, 2017	$328,665

Successor
Balance at September 1, 2017	$271,001
Net income attributable to non-controlling interests—redeemable	12,931
Acquisition and disposal of shares of non-controlling interests, net—redeemable (1)	23,612
Distributions to non-controlling interest —redeemable holders	(8,228)
Balance at December 31, 2017	299,316
Net income attributable to non-controlling interests—redeemable	34,546
Acquisition and disposal of shares of non-controlling interests, net—redeemable (1)	23,748
Distributions to non-controlling interest —redeemable holders	(30,737)
Other	(281)
Balance at December 31, 2018	$326,592

(1)	Includes post acquisition date adjustments in all periods, including reallocation in application of pushdown accounting in the 2017 successor period.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," along with subsequent amendments, updates and an extension of the effective date (collectively the "New Revenue Standard"), which outlines a single comprehensive model for recognizing

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This five-step process requires significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The Company adopted this ASU on January 1, 2018 using the modified retrospective approach. During the initial year of adoption, the Company determined that amounts historically considered to be bad debt, and recognized as a component of operating expenses, are considered an implicit price concession, as defined in FASB Accounting Standards Codification 606, “Revenue From Contracts With Customers”. As a result, generally amounts previously reflected as a provision for bad debts in the consolidated income statements would be categorized as a component of revenues. This determination resulted in the reclassification of amounts previously disclosed in the Company's quarterly reports in the year as bad debt expense to net revenues for the year ended December 31, 2018 (refer to Note 16. "Quarterly Financial Information (Unaudited)" for reclassified quarterly results). This change had no impact on net income, income taxes or the balance sheet for the year ended and as of December 31, 2018, or any interim period therein. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Adoption of the standard resulted in the Company revising its related disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the Company's 2019 interim and annual financial statements. The Company plans to adopt ASU 2016-02 on January 1, 2019, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases with material increases in reported property and equipment and liabilities. The Company is still finalizing its calculation of the cumulative effect of accounting change to be recognized upon adoption. The Company is currently working to complete the implementation of new processes and information technology tools to assist in its ongoing lease data collection and analysis, and updating accounting policies and internal controls in connection with the adoption of the new standard.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows – Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this ASU on January 1, 2018 and retrospectively applied the guidance to all periods presented in the consolidated statement of cash flows. The retrospective application to prior periods had no impact on the Company's cash flows from operating, investing and financing activities as previously disclosed. Refer to discussion of restricted cash under the heading "Cash, Cash Equivalents and Restricted Cash" above.
2. Acquisitions and Disposals
The Company accounts for business combinations in accordance with the fundamental requirements of the acquisition method of accounting and under the premise that an acquirer can be identified for each business combination. The acquirer is the entity that obtains control of one or more businesses in the business combination and the acquisition date is the date the acquirer achieves control. The assets acquired, liabilities assumed and any non-controlling interests in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. Any goodwill recognized is determined as the excess of the fair value of the consideration conveyed plus the fair value of any non-controlling interests in the acquisition over the fair value of the net assets acquired. Acquisitions in which the Company is able to exert significant influence but does not have control are accounted for using the equity method.
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
Acquisitions
During the year ended December 31, 2018 (Successor), the Company acquired a controlling interest in five surgical facilities in new markets, two surgical facilities in existing markets, one of which was merged into an existing facility and multiple physician practices for a combined cash purchase price of $105.6 million, net of cash acquired. The 2018 acquisitions were funded through cash from operations. The total consideration related to these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective acquisition date fair values.
During the four months ended December 31, 2017 (Successor), the Company acquired a controlling interest in one surgical facility and one physician practice in existing markets for a combined cash purchase price of $29.4 million. The acquisitions were funded through cash from operations. During the eight months ended August 31, 2017 (Predecessor), the Company completed acquisitions in existing markets of

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

three physician practices for a combined cash purchase price of $14.2 million. The acquisitions were funded through cash from operations and proceeds from the then existing revolver loan.
The aggregate amounts preliminarily recognized for each major class of assets acquired and liabilities assumed for acquisitions completed in 2018 and 2017, including post acquisition date adjustments, are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31,	September 1 to December 31,	January 1 to August 31,
	2018 (1)	2017	2017
Cash consideration	$106,441	$29,448	$14,163
Fair value of non-controlling interests	63,774	21,893	105
Aggregate acquisition date fair value	$170,215	$51,341	$14,268
Net assets acquired:
Current Assets	$12,254	$2,267	$777
Property and equipment	5,033	248	696
Intangibles	—	41	1,101
Goodwill	156,529	49,368	12,167
Other long-term assets	6,575	—	—
Current liabilities	(6,061)	(583)	(287)
Long-term liabilities	(4,115)	—	(186)
Aggregate acquisition date fair value	$170,215	$51,341	$14,268

(1)
The fair values assigned to certain assets acquired and liabilities assumed by the Company in 2018 have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition.

During the year ended December 31, 2018 (Successor), no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2017, excluding the acquisition of NSH as discussed below. The goodwill acquired in connection with the 2018 acquisitions was allocated to the Company's reportable segments as follows: $148.2 million to surgical facility services and $8.3 million to ancillary services. Approximately $93.9 million of goodwill recorded for the 2018 acquisitions is deductible for tax purposes. The results of operations of the 2018 acquisitions are included in the Company’s results of operations beginning on the dates of acquisitions, and were not considered significant for the year ended December 31, 2018 (Successor).
Acquisition of NSH
On August 31, 2017 (Predecessor), the Company completed its acquisition of NSH for total cash consideration of $711.7 million, net of cash acquired, including $19.6 million funded to an escrow account. During 2018 (Successor), information existing at the acquisition date became known to the Company as part of its continuing evaluation of the assets and liabilities existing at the date of acquisition, resulting in a net increase to goodwill of $1.1 million. The corresponding changes to certain classes of assets and liabilities from the preliminary allocation recorded at August 31, 2017 (Predecessor), are reflected in the table below, which was finalized as of August 31, 2018 (Successor). The increase to goodwill during the period includes a working capital settlement payment resulting in additional cash consideration of $1.2 million.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The acquisition date fair value for each major class of assets acquired and liabilities assumed, including post acquisition date adjustments, are as follows (in thousands):

Cash consideration	$764,007
Fair value of non-controlling interests	325,965
Aggregate fair value of acquisition	$1,089,972
Net assets acquired:
Cash and cash equivalents	$51,159
Accounts receivable	71,639
Inventories	14,986
Prepaid expenses and other current assets	18,367
Property and equipment	174,100
Intangible assets	27,881
Goodwill	871,373
Investments in and advances to affiliates	29,737
Long-term deferred tax assets	20,212
Other long-term assets	26,988
Accounts payable	(29,652)
Accrued payroll and benefits	(30,853)
Other current liabilities	(23,937)
Current maturities of long-term debt	(16,416)
Long-term debt, less current maturities	(42,770)
Other long-term liabilities	(72,842)
Total fair value of net assets acquired	$1,089,972
Change of Control - Pushdown Accounting
On August 31, 2017, Bain Capital became the controlling stockholder of the Company, holding preferred and common stock that collectively represent approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017. In connection with this change of control, the Company elected to apply “pushdown” accounting by applying the guidance in Accounting Standards Codification 805. In accordance with Accounting Standards Codification 805, all identifiable assets and liabilities of the Company were measured at and adjusted to fair value as of August 31, 2017, and similarly goodwill was recognized based on the terms of the transaction and the fair value of the new basis of the net assets of the Company.
During 2018 (Successor), information existing at the transaction date became known to the Company as part of its evaluation of the assets and liabilities existing at August 31, 2017, resulting in a net decrease to goodwill of $18.2 million and corresponding changes to certain classes of assets and liabilities from the preliminary allocation recorded, that are reflected in the table below, which was finalized as of August 31, 2018 (Successor). The post transaction date adjustments for pushdown accounting during the period includes a net increase of $3.9 million to the preliminary amounts assigned to intangible assets. The remaining adjustments to goodwill are attributable to a $17.9 million decrease to the preliminary fair value assigned to non-controlling interests, a $1.1 million increase related to the acquisition of NSH (discussed above), and a $2.5 million increase to other long-term liabilities.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The transaction date fair value recognized in connection with the application of pushdown accounting for each major class of assets and liabilities as of August 31, 2017, including post transaction date adjustments, are as follows (in thousands):

Equity attributable to Surgery Partners, Inc.	$721,764
Redeemable preferred stock	310,000
Fair value of non-controlling interests	939,083
Aggregate fair value	$1,970,847
Net assets:
Cash and cash equivalents	$214,206
Accounts receivable	252,911
Inventories	44,310
Prepaid expenses and other current assets	61,438
Property and equipment	379,685
Intangible assets	63,978
Goodwill	3,281,728
Investments in and advances to affiliates	75,113
Restricted invested assets	315
Long-term deferred tax asset	206,073
Other long-term assets	50,666
Accounts payable	(64,921)
Accrued payroll and benefits	(56,535)
Other current liabilities	(97,617)
Current maturities of long-term debt	(49,942)
Long-term debt, less current maturities	(2,142,375)
Long-term tax receivable agreement liability	(78,498)
Other long-term liabilities	(169,688)
Total fair value of net assets	$1,970,847
Disposals and Deconsolidation
During the year ended December 31, 2018 (Successor), the Company disposed of four surgery centers, two surgical hospitals and its optical laboratory for net cash proceeds of $18.7 million, and recognized a net pretax loss of $21.2 million included in loss on disposals and deconsolidations, net in the consolidated statement of operations for the year ended December 31, 2018 (Successor). This non-cash loss was primarily a result of the write-off of the net assets of the facility (net of proceeds received) and was primarily driven by the write-off of the associated goodwill.
During the year ended December 31, 2018 (Successor), the Company sold a portion of its interest in one surgery center for net cash proceeds of $0.5 million. As a result of this transaction, the Company lost control of the previously controlled entity but retains a noncontrolling interest, resulting in the deconsolidation of the previously consolidated entity. The remaining noncontrolling interest was accounted for as an equity method investment, and initially measured and recorded at fair value as of the date of the transaction. The transaction resulted in a pretax gain on deconsolidation of $1.1 million, which is included in loss on disposals and deconsolidations, net, in the accompanying consolidated statement of operations for the year ended December 31, 2018 (Successor). The gain was determined based on the difference between the fair value of the Company's retained interest in the entity and the carrying value of both the tangible and intangible assets of the entity immediately prior to the transaction less cash proceeds received. The fair value measurement utilizes Level 3 inputs, which include unobservable data, to measure the fair value of the retained noncontrolling interest. The fair value determination was based on a combination of multiple valuation methods, which included discounted cash flow and market value approach, which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. The fair value of the investment of $2.0 million was recorded as a component of investments in and advances to affiliates in the accompanying consolidated balance sheets.
During the four months ended December 31, 2017 (Successor), the Company disposed of one surgical facility for $1.3 million, resulting in a pre-tax gain of approximately $0.8 million. During the eight months ended August 31, 2017 (Predecessor), the Company disposed of one surgical facility. The proceeds and pre-tax gain for the sale were not significant.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Property and Equipment
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
A summary of property and equipment follows (in thousands):

	Successor
	December 31, 2018	December 31, 2017

Land	$19,550	$19,561
Buildings and improvements	200,390	188,571
Furniture and equipment	24,069	20,813
Computer and software	33,877	28,578
Medical equipment	139,571	138,112
Construction in progress	64,948	22,581
Property and equipment, at cost	482,405	418,216
Less: Accumulated depreciation	(56,119)	(19,680)
Property and equipment, net	$426,286	$398,536
Depreciation expense was $62.5 million for the year ended December 31, 2018 (Successor), $20.0 million for the four months ended December 31, 2017 (Successor), $24.1 million for the eight months ended August 31, 2017 (Predecessor) and $30.0 million for the year ended December 31, 2016 (Predecessor). Amortization expense related to assets under capital leases is included in depreciation expense. The carrying values of assets under capital lease were $22.7 million and $16.2 million as of December 31, 2018 (Successor) and 2017 (Successor), respectively, net of accumulated depreciation of $6.4 million and $5.8 million, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Goodwill and Intangible Assets
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
The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, as of October 1, or more frequently if certain indicators arise. The Company tests for goodwill impairment at the reporting unit level, which is defined as one level below an operating segment. As of October 1, 2018, the Company has identified three reporting units, which include the following: 1) Surgical Facilities, 2) Ancillary Services, and 3) The Alliance, including Optical Synergies ("Alliance"). The Alliance is a component of the Optical Services operating segment. In 2018, the Company disposed of two previously identified reporting units, Midwest Labs and Family Vision Care.
The Company compares the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. To determine the fair value of the reporting units, the Company obtained valuations at the reporting unit level prepared by third-party valuation specialists which utilized a combination of the income and market approaches. The discounted cash flow model is projected based on a year-by-year assessment that considers historical results, estimated market conditions, internal projections, and relevant publicly available statistics. Determining fair value requires the exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing the Company's own assumptions. The cash flows employed in the discounted cash flow analysis are based on the Company's most recent budgets and business plans aligned with provided guidance and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The variables within the discount rate, many of which are outside of the Company's control, provide the best estimate of all assumptions applied within the DCF model. There can be no assurance that operations will achieve the future cash flows reflected in the projections. In determining the fair value under the market approaches, the analysis includes a control premium, which was based on observable market data and a review of selected transactions of companies that operate in the Company's sector. While the Company believes that all assumptions utilized in the testing were appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include changes to the discount and growth rates and a change in the equity and enterprise premiums being realized in the market.
As of October 1, 2018 (Successor), prior to our impairment testing, the Company had three reporting units with allocated goodwill were as follows: 1) Surgical Facilities - $3.3 billion, 2) Ancillary Services - $80.0 million, and 3) The Alliance, including Optical Synergies ("Alliance") - $25.3 million. As of the October 1, 2018 (Successor) valuation, the fair value for the Surgical Facilities reporting unit was substantially in excess of its carrying value. For the Ancillary Services and Alliance reporting units, the carrying value exceeded the fair value, resulting in non-cash impairment charges of $60.7 million and $13.7 million, respectively, in accordance with ASU No. 2017-04.
As a result of the impairment charges, the fair value equaled carrying value as of October 1, 2018 (Successor) for the Ancillary Services and Alliance reporting units, any future adverse events or changes in the assumptions could require additional impairment. Subsequent to the date of our annual impairment test, the Company considered its operating results for the fourth quarter of 2018, macroeconomic, industry and market conditions, and other market indicators including its market capitalization. Based on its evaluation of all such factors, the Company concluded that an event had not occurred or circumstances had not changed that would more likely than not reduce the fair value of its reporting units below their carrying values.
In connection with the implementation of pushdown accounting, the Company performed its goodwill impairment test as of August 31, 2017 (Predecessor), then re-evaluated for impairment at October 1, 2017 (Successor). Both evaluations resulted in no impairment. There were also no impairment charges recorded during the year ended December 31, 2016 (Predecessor).

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 follows (in thousands):

Predecessor
Balance at December 31, 2016	$1,555,204
Acquisitions, including post acquisition adjustments	859,543
Divestitures and deconsolidations	(175)
Balance at August 31, 2017	$2,414,572

Successor
Balance at September 1, 2017	$3,269,225
Acquisitions, including post acquisition adjustments	79,570
Divestitures and deconsolidations	(1,957)
Balance at December 31, 2017	3,346,838
Acquisitions, including post acquisition adjustments	143,469
Divestitures and deconsolidations	(33,102)
Impairment	(74,359)
Balance at December 31, 2018	$3,382,846
Additions to goodwill include new acquisitions and incremental ownership acquired in the Company's subsidiaries. A summary of the Company's acquisitions for the years ended December 31, 2018 and 2017 is included in Note 2. "Acquisitions and Disposals."
A summary of the components of intangible assets follows (in thousands):

	Successor
	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Finite-lived intangible assets:
Management rights agreements	$41,600	$(4,223)	$37,377	$42,600	$(1,058)	$41,542
Other	6,378	(2,738)	3,640	5,752	(942)	4,810
Total finite-lived intangible assets	47,978	(6,961)	41,017	48,352	(2,000)	46,352
Indefinite-lived intangible assets	13,276	—	13,276	12,556	—	12,556
Total intangible assets	$61,254	$(6,961)	$54,293	$60,908	$(2,000)	$58,908
Amortization expense for intangible assets was $4.9 million for the ended December 31, 2018 (Successor), $1.8 million for the four months ended December 31, 2017 (Successor), $6.0 million for the eight months ended August 31, 2017 (Predecessor) and $9.6 million for the year ended December 31, 2016 (Predecessor).
Total estimated amortization expense for the next five years and thereafter related to intangible assets follows (in thousands):

2019	$4,617
2020	4,206
2021	3,647
2022	2,936
2023	2,144
Thereafter	23,467
Total	$41,017

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Long-Term Debt
A summary of long-term debt follows (in thousands):

	Successor
	December 31, 2018	December 31, 2017

Revolver	$—	$—
Term Loan (1)	1,447,931	1,280,532
Senior Unsecured Notes due 2021 (2)	406,719	409,235
Senior Unsecured Notes due 2025	370,000	370,000
Notes payable and secured loans	79,341	101,921
Capital lease obligations	25,374	27,594
Less: unamortized debt issuance costs and original issue discount	(2,915)	—
Total debt	2,326,450	2,189,282
Less: Current maturities	55,552	58,726
Total long-term debt	$2,270,898	$2,130,556
(1) Includes unamortized fair value discount of $5.5 million and $6.2 million as of December 31, 2018 (Successor) and 2017 (Successor), respectively.
(2) Includes unamortized fair value premium of $6.7 million and $9.2 million as of December 31, 2018 (Successor) and 2017 (Successor), respectively.
2017 Senior Secured Credit Facilities
On August 31, 2017 (Predecessor), the Company entered into a credit agreement (the “Credit Agreement”) providing for a $1.29 billion senior secured term loan (the “Term Loan”) and a $75.0 million revolving credit facility (the “Revolver” and, together with the Term Loan, the “2017 Senior Secured Credit Facilities”). The Term Loan was fully drawn on August 31, 2017 (Predecessor) and the proceeds thereof were used to finance the acquisition of NSH, to repay amounts outstanding under the Company’s then-existing 2014 First Lien Credit Agreement and 2014 Revolver Loan and amounts outstanding under the existing senior secured credit facilities of NSH, and to pay fees and expenses in connection with the foregoing and other previously disclosed transactions that occurred on August 31, 2017 (Predecessor). The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the Credit Agreement, the Company may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver. As of December 31, 2018 (Successor), the Company's availability on the Revolver was $71.2 million (including outstanding letters of credit of $3.8 million).
On October 23, 2018, the Company entered into an incremental term loan amendment, which amended and supplemented the Credit Agreement, dated as of August 31, 2017, to provide for a $180.0 million senior secured incremental term loan. The incremental amounts were fully drawn on October 23, 2018, and the proceeds thereof were used to fund acquisitions and for other general corporate purposes. The incremental borrowing bears interest and is subject to maturity, amortization and other terms consistent with the existing term loans outstanding under the Credit Agreement as disclosed below.
The Term Loan will mature on August 31, 2024 and the Revolver will mature on August 31, 2022; however, both the Term Loan and the Revolver will mature on October 15, 2020 if at least 50.0% of the 2021 Unsecured Notes (defined below) have not been repaid or refinanced with permitted indebtedness with a maturity date six months after the of the original maturity date of the Term Loan.
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
The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayments based on excess cash flow for the applicable fiscal year that will depend on the first lien net leverage ratio as of the last day of the applicable fiscal year, as well as upon the occurrence of certain other events, as described in the Credit Agreement. There were no excess cash flow payments required as of December 31, 2018 (Successor).
With respect to the Revolver, the Company is required to comply with a maximum consolidated total net leverage ratio of 9.50:1.00, which covenant will be tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is drawn in an aggregate amount greater than 35% of the total commitments under the Revolver. Such financial maintenance covenant is subject to an equity cure. The Credit Agreement includes customary negative covenants restricting or limiting the ability of the Company and its restricted subsidiaries, to, among other things, sell assets, alter its business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational documents, in each case, subject to customary and other agreed upon exceptions. The Credit Agreement also contains customary affirmative covenants and events of default. As of December 31, 2018 (Successor), the Company was in compliance with the covenants contained in the Credit Agreement.
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
In connection with the Term Loan and Revolver, the Company recorded debt issuance costs and discount of $28.2 million, in the Predecessor period of 2017, which were eliminated with the application of pushdown accounting. In connection with the repayment of the Company's 2014 First Lien Credit Agreement, the Company recorded a debt extinguishment loss of $18.2 million, included in the loss on debt refinancing in the consolidated statement of operations for the eight months ending August 31, 2017 (Predecessor). The loss includes the partial write-off of unamortized debt issuance costs and discount related to the 2014 Revolver Loan and 2014 First Lien Credit Agreement and a portion of costs incurred with the 2017 Senior Secured Credit Facilities.
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
In connection with the incremental borrowings, the Company recorded debt issuance costs and discount of $3.0 million.
Senior Unsecured Notes due 2021
Effective March 31, 2016 (Predecessor), the Company issued $400.0 million in gross proceeds of senior unsecured notes due April 15, 2021 (the "2021 Unsecured Notes"). The 2021 Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year. The 2021 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly-owned restricted subsidiaries that guarantees the 2017 Senior Secured Credit Facilities (subject to certain exceptions).
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
If Surgery Center Holdings, Inc., experiences a change in control under certain circumstances, it must offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase. The change of control as discussed in Note 1. "Organization and Summary of Accounting Policies", did not trigger repurchase.
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
Senior Unsecured Notes due 2025
Effective June 30, 2017 (Predecessor), the Company issued $370.0 million in gross proceeds of senior unsecured notes due July 1, 2025 (the "2025 Unsecured Notes"). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year. The 2025 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly-owned restricted subsidiaries that guarantees the 2017 Senior Secured Credit Facilities (subject to certain exceptions).

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company may redeem up to 40% of the aggregate principal amount of the 2025 Unsecured Notes at any time prior to July 1, 2020, with the net cash proceeds of certain equity issuances at a redemption price equal to 106.75% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption, provided that at least 50% of the aggregate principal amount of the 2025 Unsecured Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of the applicable equity offering.
The Company may redeem the 2025 Unsecured Notes, in whole or in part, at any time prior to July 1, 2020, at a price equal to 100% of the principal amount to be redeemed plus the applicable premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company may redeem the 2025 Unsecured Notes, in whole or in part, at any time on or after July 1, 2020, at the redemption prices set forth below (expressed as a percentage of the principal amount to be redeemed), plus accrued and unpaid interest, if any, to, but excluding, the date of redemption:

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
Notes Payable and Secured Loans
Certain of the Company’s subsidiaries have outstanding bank indebtedness, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At December 31, 2018 (Successor), the Company was in compliance with its covenants contained in the credit agreements. The Company and its subsidiaries had notes payable to financial institutions of $79.3 million and $101.9 million as of December 31, 2018 (Successor) and 2017 (Successor), respectively.
Capital Lease Obligations
The Company is liable to various vendors for several property and equipment leases classified as capital leases. The carrying value of the leased assets was $22.7 million and $16.2 million as of December 31, 2018 (Successor) and 2017 (Successor), respectively.
Maturities
A summary of maturities for the Company's long-term debt, excluding unamortized fair value discount and premium discussed above, for the next five years and thereafter as of December 31, 2018 follows (in thousands):

2019	$55,552
2020	1,459,069
2021	415,733
2022	11,079
2023	7,868
Thereafter	378,835
Total debt	$2,328,136
6. Leases
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum lease payments for non-cancellable operating and capital leases for the next five years and thereafter at December 31, 2018 follows (in thousands):

	Operating Leases	Capital Leases

2019	$81,455	$8,846
2020	75,649	6,680
2021	66,728	4,704
2022	61,261	2,907
2023	57,202	1,534
Thereafter	470,194	4,227
Total minimum payments	$812,489	28,898
Less: imputed interest		(3,524)
Capital lease obligations		$25,374
The Company has various non-cancellable sub-lease arrangements. The total future minimum rentals to be received under these arrangements as of December 31, 2018 is estimated to be $3.4 million.
Rental expense for operating leases was $83.5 million for the year ended December 31, 2018 (Successor). $27.8 million for the four months ended December 31, 2017 (Successor), $39.2 million for the eight months ended August 31, 2017 (Predecessor) and $47.3 million for the year ended December 31, 2016 (Predecessor). Included in these amounts, the Company incurred lease expense under operating lease agreements with physician investors who are related parties of $20.2 million for the year ended December 31, 2018 (Successor), $7.5 million for the four months ended December 31, 2017 (Successor), $9.8 million for the eight months ended August 31, 2017 (Predecessor) and $14.4 million for year ended December 31, 2016 (Predecessor).
7. Redeemable Preferred Stock
On August 31, 2017, the Company completed the sale issuance of 310,000 shares of the Company's preferred stock, par value $0.01 per share, designated as 10.00% Series A Convertible Perpetual Participating Preferred Stock (the “Series A Preferred Stock”) to Bain Capital at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million (the "Preferred Private Placement"). The net proceeds were used to finance a portion of the acquisition of NSH.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

dividends accrued but not yet compounded and (ii) the amount that a holder of one share of common stock would receive, assuming the Series A Preferred Stock had converted into shares of common stock.
In connection with the issuance of Series A Preferred Stock, the Company incurred issuance costs of $18.3 million in the eight months ended August 31, 2017 (Predecessor), which were eliminated with the application of pushdown accounting.
A summary of activity related to the redeemable preferred stock for the year ended December 31, 2018 (Successor) follows (in thousands):

Successor
Balance at December 31, 2017	$330,806
Dividends accrued	32,426
Cash dividends declared	(3,886)
Balance at December 31, 2018	$359,346
There were no unpaid cash dividends declared at December 31, 2018 (Successor). Cash dividends declared but unpaid at December 31, 2017 (Successor) were $3.9 million, and were included in other current liabilities in the consolidated balance sheet. The aggregate and per share amounts of unpaid cumulative preferred dividends as of December 31, 2018 (Successor) were $33.8 million and $108.97, respectively.
8. Derivatives and Hedging Activities
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that $5.1 million will be reclassified as an increase to interest expense.
As of December 31, 2018 (Successor), the Company had three interest rate swaps with a current notional amount of $900.0 million and a termination date of November 30, 2023. The Company classifies its derivative financial instruments as a long-term liability included in other long-term liabilities in the consolidated balance sheet as of December 31, 2018 (Successor). The Company had no derivative financial instruments as of December 31, 2017 (Successor).
For the year ended December 31, 2018 (Successor), the Company incurred losses related to the effective portion of derivatives, which were recognized in accumulated other comprehensive income, gross of tax effect, of $23.1 million. For the year ended December 31, 2018 (Successor), the Company reclassified $0.6 million of losses from accumulated other comprehensive income to interest expense, gross of tax effect.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with Accounting Standards Codification 260, Earnings Per Share, based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. Beginning September 1, 2017 (Successor), in connection with the issuance of the Series A Preferred Stock, the Company began computing basic and diluted earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation method that determines earnings per share for common shares and participating securities according to their participation rights in dividends and undistributed earnings. Refer to Note 7. "Redeemable Preferred Stock", for further disclosure of the terms and conditions, including the participation rights, of the Series A Preferred Stock.
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (in thousands except share and per share amounts):

	Successor		Predecessor
	Year Ended December 31,	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2018	2017	2017	2016

Numerator:
Net (loss) income attributable to Surgery Partners, Inc.	$(205,706)	$(41,316)	$(11,669)	$9,453
Less: amounts allocated to participating securities (1)	32,426	10,481	—	—
Less: mark to redemption adjustment		15,566	—	—
Net (loss) income attributable to common stockholders	$(238,132)	$(67,363)	$(11,669)	$9,453

Denominator:
Weighted average shares outstanding- basic	48,027,875	48,319,193	48,121,404	48,018,944
Effect of dilutive securities (2)	—	—	—	171,794
Weighted average shares outstanding- diluted	48,027,875	48,319,193	48,121,404	48,190,738

(Loss) earnings per share:
Basic	$(4.96)	$(1.39)	$(0.24)	$0.20
Diluted (2)	$(4.96)	$(1.39)	$(0.24)	$0.20

Securities outstanding not included in the computation of diluted (loss) earnings per share as their effect is antidilutive:
Stock options	82,602	—	—	—
Restricted shares	198,267	62,850	105,944	—
Convertible preferred stock	—	—	N/A	N/A
(1) Amounts allocated to participating securities includes dividends accrued during the Successor periods for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses. There were no participating securities during the Predecessor periods.
(2) The impact of potentially dilutive securities for the year ended December 31, 2018 (Successor), four months ended December 31, 2017 (Successor) and the eight months ended August 31, 2017 (Predecessor), were not considered because the effect would be anti-dilutive in each of those periods.
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
In December 2017 (Successor), the Company repurchased 180,664 shares of its common stock at an average price of $11.12 per share through market purchases. In 2018 (Successor), the Company repurchased 156,818 shares of its common stock at an average price of $12.64 per share through market purchases, leaving approximately $46.0 million of repurchase authorization available under the December 2017 authorization at December 31, 2018 (Successor).

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Income Taxes
Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any change in tax rates that could impact deferred tax assets or liabilities are recognized in the same period the change occurs. If a net operating loss ("NOL") carryforward exists, the Company makes a determination as to whether that NOL carryforward will be utilized in the future. A valuation allowance is established for certain net operating loss carryforwards when their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to adjust its deferred tax valuation allowances.
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
The Company made income tax payments of $2.2 million for the year ended December 31, 2018 (Successor), $0.5 million and $0.6 million for the four months ended December 31, 2017 (Successor) and eight months ended August 31, 2017 (Predecessor), respectively and $0.7 million and for the year ended December 31, 2016 (Predecessor).
Income tax expense (benefit) is comprised of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31,	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2018	2017	2017	2016

Current:
Federal	$(324)	$(111)	$—	$(31)
State	1,511	990	614	244
Deferred:
Federal	16,525	77,472	(17,288)	7,326
State	8,749	(6,712)	(1,415)	(444)
Total income tax expense (benefit)	$26,461	$71,639	$(18,089)	$7,095

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the provision for income taxes as reported in the consolidated statements of operations and the amount of income tax expense (benefit) computed by multiplying consolidated income (loss) in each year by the U.S. federal statutory rate of 21% (2018) and 35% (2017 and 2016) follows (in thousands):

	Successor		Predecessor
	Year Ended December 31,	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2018	2017	2017	2016

Tax expense (benefit) at U.S.federal statutory rate	$(14,525)	$24,485	$4,315	$32,263
State income tax, net of U.S. federal tax benefit	9,955	1,685	(456)	(86)
Change in valuation allowance	26,946	529	1,324	354
Net income attributable to non-controlling interests	(23,117)	(13,872)	(14,731)	(26,470)
Changes in measurement of uncertain tax positions	(73)	(191)	20	(262)
Stock option compensation	509	306	37	(200)
Differences related to divested facilities	6,037	(429)	(1,708)	—
Nondeductible transaction costs	23	2,058	(977)	—
Tax return reconciling differences	1,748	—	(316)	1,635
Change in effective tax rate	493	64,343	(825)	—
Tax Receivable Agreement liability	901	(7,404)	(4,782)	(327)
Goodwill impairment	8,892	—	—	—
Litigation settlement	8,577	—	—	—
Other	95	129	10	188
Total income tax expense (benefit)	$26,461	$71,639	$(18,089)	$7,095

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax asset are as follows (in thousands):

	Successor
	December 31, 2018	December 31, 2017

Deferred tax assets:
Medical malpractice liability	$3,456	$3,236
Accrued vacation and incentive compensation	2,933	2,125
Net operating loss carryforwards	139,404	137,794
Allowance for bad debts	2,510	2,545
Capital loss carryforwards	3,701	3,024
Deferred rent	1,866	—
Amortization of intangible assets	2,437	—
Deferred financing costs	14,638	17,004
Section 163(j) interest	27,338
Interest rate swap liability	5,431
TRA liability	1,176	1,042
Other deferred assets	7,010	4,961
Total gross deferred tax assets	211,900	171,731
Less: Valuation allowance	(50,430)	(11,032)
Total deferred tax assets	161,470	160,699
Deferred tax liabilities:
Depreciation on property and equipment	(3,925)	(12,098)
Amortization of intangible assets	—	(12,441)
Basis differences of partnerships and joint ventures	(47,749)	(2,399)
Deferred rent	—	(717)
Other deferred liabilities	(603)	(725)
Total deferred tax liabilities	(52,277)	(28,380)
Net deferred tax assets	$109,193	$132,319
The Company had federal net operating loss carryforwards of $516.8 million as of December 31, 2018, which expire between 2025 and 2037 and state net operating loss carryforwards of $589.9 million as of December 31, 2018, which expire between 2019 and 2038. The Company had capital loss carryforwards of $14.8 million as of December 31, 2018, which expire between 2019 and 2023. The Company had federal and state credit carryforwards of $1.0 million as of December 31, 2018. The federal credits do not expire, and the state credits expire between 2019 and 2030.
The Company has recorded a valuation allowance against deferred tax assets at December 31, 2018 and 2017 totaling $50.4 million and $11.0 million, respectively, which represents an increase of $39.4 million. The valuation allowance continues to be provided for certain deferred tax assets for which the Company believes it is more likely than not that the tax benefits will not be realized, which are primarily Section 163(j) interest carryforwards, certain state net operating losses and capital loss carryforwards.
The Company has evaluated the realizability of its deferred tax assets based on sources of positive and negative evidence, and determined that it is more likely than not that the net operating loss carryforwards will be realized. The determination was made based upon projections of future book and taxable income. If the Company's expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, the Company may need to adjust the valuation allowance, for all or a portion of its deferred tax assets. The Company's income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in its valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on the Company's future earnings.
Included in the increase in the valuation allowance for the year ended December 31, 2018 was an increase of approximately $6.3 million that was recorded to additional-paid-in-capital as the result of the tax effect of the disposals of shares of non-controlling interests and the interest rate swap liability. Also included in the increase in the valuation allowance was an increase of approximately $0.1 million that was recorded to goodwill related to certain deferred tax assets acquired during the year. Approximately $8.1 million of the valuation allowance as of December 31, 2018 is recorded against deferred tax assets that, if subsequently recognized, will be credited directly to contributed capital.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	Successor
	December 31, 2018	December 31, 2017

Unrecognized tax benefits at beginning of year	$690	$1,061
Additions for acquired positions	—	36
Additions for tax positions of prior years	7	—
Reductions for tax positions of prior year	(629)	(407)
Settlements	(7)	—
Unrecognized tax benefits at end of year	$61	$690
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations. For both the years ended December 31, 2018 and 2017, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions. The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate, if recognized, is $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively. The reserves are included in long-term taxes payable and long-term deferred tax assets in the consolidated balance sheet as of December 31, 2018.
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, allows for 100% expensing of certain capital expenditures, and limits interest expense deductions beginning in 2018. The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. The Company's accounting for the following elements of the Tax Act is complete: reduction of U.S. federal corporate tax rate from 35% to 21%, 100% expensing of capital expenditures, and the interest expense limitation under Section 163j.
11.  Equity-Based Compensation
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
In September 2015, the Company adopted the Surgery Partners, Inc. 2015 Omnibus Incentive Plan ("2015 Omnibus Incentive Plan") from which all equity-based awards will be granted. Under this plan, the Company can grant stock options, SARs, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of its common stock. As of December 31, 2018, 4,815,700 shares were authorized to be granted under the 2015 Omnibus Incentive Plan and 3,377,923 were available for future equity grants.
Restricted Share-Based Awards
During the year ended December 31, 2018 (Successor), the Company granted 519,605 restricted stock awards ("RSAs") to certain officers, employees and non-employee directors in accordance with the 2015 Omnibus Incentive Plan. During the four months ended December 31, 2017 (Successor) and the eight months ended August 31, 2017 (Predecessor), the Company granted 112,107 and 251,904 RSAs, respectively. Vesting and payment of these RSAs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three or five years after the date of grant. The fair values of these RSAs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the year ended December 31, 2018 (Successor), the Company granted 335,074 performance-based restricted stock units ("PSUs") subject to the achievement of a combination of performance conditions. There were no grants during the four months ended December 31, 2017 (Successor). During the eight months ended August 31, 2017 (Predecessor) the Company granted 232,242 PSUs. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing for two years. The performance condition for the targeted PSUs granted during the eight months ended August 31, 2017 (Predecessor) is based on the Company’s achievement of annually established targets for adjusted earnings per share for 2017. For these restricted stock units, the number of shares payable at the end of the performance periods ranges from 0% to 150% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets. These stock units are not considered outstanding until earned. During the year ended December 31, 2018 (Successor), none of the PSUs granted were deemed to have been earned. No units granted were deemed to have been earned during the four months ended December 31, 2017 (Successor). During the eight months ended August 31, 2017 (Predecessor), 136,550 of the PSUs granted were deemed to have been earned.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, during the year ended December 31, 2018 (Successor), the Company granted 127,292 leverage performance restricted stock units ("LPUs") subject to the achievement of a combination of market conditions. During the four months ended December 31, 2017 (Successor), the Company granted 215,823 LPUs. There were no grants during the eight months ended August 31, 2017 (Predecessor). In addition to the achievement of the market conditions, these LPUs are generally subject to the continuing service of the employee over the ratable vesting period from the performance period end date continuing for three years. The market condition for the LPUs granted during the four months ended December 31, 2017 (Successor) is based on the Company’s three-year annualized total shareholder return relative to the companies making up the S&P Composite 1500 Health Care Index as of the grant date. These stock units are not considered outstanding until earned. During the four months ended December 31, 2017 (Successor), none of the LPUs granted were deemed to have been earned.
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
Restricted Share-Based Activity
A summary of non-vested restricted share-based activity for the years ended December 31, 2018, 2017, and 2016 follows:

	Unvested Shares	Weighted Average Grant Date Fair Value
Predecessor
Outstanding at January 1, 2016	167,654	$2.53
Granted/Earned	384,629	15.09
Forfeited/Cancelled	(53,003)	11.85
Vested	(37,038)	6.31
Outstanding at December 31, 2016	462,242	$3.72
Granted/Earned	388,454	18.40
Forfeited/Cancelled	(67,771)	18.01
Vested	(169,881)	10.29
Outstanding at August 31, 2017	613,044	$16.02

Successor
Outstanding at September 1, 2017	613,044	$16.02
Granted/Earned	112,107	11.15
Forfeited/Cancelled	(54,622)	10.94
Vested	(96,073)	17.03
Outstanding at December 31, 2017	574,456	$15.95
Granted/Earned	519,605	16.10
Forfeited/Cancelled	(180,719)	15.09
Vested	(210,318)	16.31
Outstanding at December 31, 2018	703,024	$16.18
Stock Options and Stock Appreciation Rights
The Company granted 700,000 stock options during the year ended December 31, 2018. The Company did not grant any stock options during the year ended December 31, 2017. During the year ended December 31, 2016, the Company granted options to purchase shares of the Company’s common stock to certain directors in accordance the 2015 Omnibus Incentive Plan. Options to purchase shares are granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. Fifty percent (50%) of the Stock Option Awards will vest in five equal annual installments on each of the first five anniversaries of the date of grant, generally subject to continued employment on each vesting date. Twenty-five percent (25%) of the award will vest based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $25.00 over a period of sixty (60) consecutive trading days, and twenty-five percent (25%) of the award will vest based on satisfaction of the time condition and the achievement by the Company

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $35.00 over a period of sixty (60) consecutive trading days, in each case, generally subject to continued employment on each vesting date. Forfeitures are recognized as incurred.
On December 16, 2018, the Company cancelled 200,000 stock options and replaced them with 200,000 stock-settled stock appreciation right awards (the "SAR Awards"). These were the only SAR Awards granted as of the year ended December 31, 2018. The Company did not grant any SAR Awards for the years ended December 31, 2017 and 2016. The SAR Awards had a base price equal to the exercise price of the cancelled stock options. Fifty percent (50%) of the SAR Awards will vest in five equal annual installments on each of the first five anniversaries of the date of grant, generally subject to continued employment on each vesting date. Twenty-five percent (25%) of the award will vest based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $25.00 over a period of sixty (60) consecutive trading days, and twenty-five percent (25%) of the award will vest based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $35.00 over a period of sixty (60) consecutive trading days, in each case, generally subject to continued employment on each vesting date. Forfeitures are recognized as incurred.
Option/SAR Valuation
In applying the Monte Carlo simulation model to value both the stock options and SAR Awards, the Company used the following assumptions:

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

The following table sets forth the assumptions used by the Company to estimate the fair value of options and SAR Awards granted in 2018 under the 2015 Omnibus Incentive Plan:

Expected volatility	60% - 65%
Risk-free interest rate	2.50% - 2.90%
Expected dividends	—
Average expected term (years)	10
Fair value of stock options granted	$8.48 - $9.44
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Option and Stock Appreciation Rights Activity
A summary of stock option and SAR Award activity for the years ended December 31, 2018, 2017, and 2016 follows:

	Options/SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Predecessor
Outstanding at January 1, 2016	8,488	$20.03	3.0
Granted	7,779	17.99	1.6
Exercised	—
Forfeited/Cancelled	—
Outstanding at December 31, 2016	16,267	$19.05	1.8
Granted	—
Exercised	(3,580)	15.36
Forfeited/Cancelled	—
Outstanding at August 31, 2017	12,687	$20.10	1.5

Successor
Outstanding at September 1, 2017	12,687	$20.10	1.5
Granted	—
Exercised	—
Forfeited/Cancelled	—
Outstanding at December 31, 2017	12,687	$20.10	1.2
Granted	700,000	12.90	10.0
Exercised	—
Forfeited/Cancelled	(200,000)	$12.90	10.0
Outstanding at December 31, 2018 (1)	512,687	$13.03	9.8
(1) Of the outstanding options, 11,287 were exercisable as of December 31, 2018 (Successor).
Other information pertaining to equity-based compensation
At December 31, 2018 (Successor), unrecognized compensation cost related to unvested shares was approximately $18.6 million. Unrecognized compensation cost will be expensed annually based on the number of shares that vest during the year.
The Company records equity-based compensation expense to recognize the fair value of the restricted shares that vest and stock options granted. The Company recorded equity-based compensation expense of $9.3 million for the year ended December 31, 2018 (Successor), $1.9 million for the four months ended December 31, 2017 (Successor), $3.7 million for the eight months ended August 31, 2017 (Predecessor) and $2.0 million for the year ended December 31, 2016 (Predecessor).
12.  Employee Benefit Plans
Surgery Partners 401(k) Plan
The Surgery Partners 401(k) Plan is a defined contribution plan whereby certain employees who have completed at least one month of service, including at least one hour of service during that period of time, are eligible to participate. Employees may enroll in the plan immediately upon completion of the minimum service requirement. The Surgery Partners 401(k) Plan allows eligible employees to make contributions of varying percentages or flat dollar amounts of their annual compensation, up to the maximum allowable amounts by the Internal Revenue Service ("IRS"). Eligible employees may or may not receive a match by the Company of their contributions. Employer contributions vest incrementally over a period of five years. The Company's contributions were $7.6 million for the year ended December 31, 2018 (Successor), $2.3 million for the four months ended December 31, 2017 (Successor), $2.8 million for the eight months ended August 31, 2017 (Predecessor) and $5.1 million for the year ended December 31, 2016 (Predecessor).
Supplemental Executive Retirement Savings Plan
In connection with the Symbion acquisition, the Company acquired and continues to maintain a supplemental executive retirement savings plan (the "SERP") for certain former executives of a prior business combination. The SERP provides supplemental retirement savings alternatives to eligible officers and key employees of the Company by allowing participants to defer portions of their compensation. Under

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the SERP, eligible employees may enroll in the plan before December 31 to be entered in the plan the following year. Eligible employees may defer into the SERP up to 25% of their normal period payroll and up to 50% of their annual bonus. If the enrolled employee contributes a minimum of 2% of his or her base salary into the SERP, the Company will contribute 2% of the enrolled employee’s base salary to the plan and has the option of contributing additional amounts. Periodically, the enrolled employee’s deferred amounts are transferred to a plan administrator. The plan administrator maintains separate non-qualified accounts for each enrolled employee to track deferred amounts. On May 1 of each year, the Company is required to make its contribution to each enrolled employee’s account. See Note 1. "Organization and Summary of Accounting Policies" for information about the fair value of the assets and liabilities in the SERP.
13. Other Current and Long-Term Liabilities
Other Current Liabilities
A summary of other current liabilities follows (in thousands):

	Successor
	December 31, 2018	December 31, 2017

Interest payable	$20,755	$20,537
Amounts due to patients and payors	20,053	18,096
Accrued legal settlement	42,342	—
Accrued expenses and other	72,093	71,311
Total	$155,243	$109,944
Other Long-Term Liabilities
A summary of other long-term liabilities follows (in thousands):

	Successor
	December 31, 2018	December 31, 2017

Facility lease obligations	$149,811	$121,627
Other	121,376	100,853
Total	$271,187	$222,480
At four of the Company's surgical facilities, the Company has financing obligations payable to the lessors of certain land, buildings and improvements. Payments are allocated to principal adjustments of the financing obligations and interest expense. The current portions of the financing obligations were $7.0 million and $6.3 million at December 31, 2018 (Successor) and 2017 (Predecessor), respectively, and were included in other current liabilities in the consolidated balance sheets. The long-term portions of the financing obligations are included as facility lease obligations in the table above.
In 2017, one of the Company's surgical facilities entered into a development agreement to construct a new hospital. Due to certain provisions of the agreement, the surgical facility is deemed the owner during construction, and as such, the Company records the ongoing costs as incurred as a deferred financing obligation. As of December 31, 2018 (Successor), the Company recorded a total of $50.2 million of costs for this project, of which $36.6 million and $13.6 million were recorded during the years ended December 31, 2018 (Successor) and 2017 (Successor), respectively. These project costs are included as non-cash additions to property and equipment, net in the consolidated balance sheet and as a component of facility lease obligations.
14. Commitments and Contingencies
Professional and General Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains general liability and professional liability insurance in excess of self-insured retentions, on a claims-made basis through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. The Company also maintains workers' compensation insurance, subject to a deductible. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On October 23, 2017, the Company received several civil investigative demands (“CIDs”) from the federal government under the False Claims Act (“FCA”) for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. In addition, the Company has been informed by CMS that payments to its diagnostic laboratory, Logan Laboratories, have been suspended pending further investigation by CMS. The Company has been providing information to the government in response to the CIDs and currently has a non-binding agreement in principle with the DOJ on the financial terms of a settlement with the goal of resolving these matters. Based on those discussions, which are still ongoing, The Company recorded a litigation-related charge of $46.0 million relating to these matters on the consolidated statements of operations. The Company believes that this reserve is sufficient to cover a potential resolution with the government relating to these matters, including legal expenses relating to the settlement that have not previously been recorded in operating expenses. The ultimate timing, amount and/or final terms of any such resolution may differ materially from those anticipated or the Company may not be able to reach a resolution at all. It is reasonably possible that the Company will incur additional losses above the amount reserved, but the Company is not able to estimate such amounts at this time. See Item 1A “Risk Factors” included elsewhere in this report under the heading “Risk Factors - Risks Related to Government Regulation - Companies within the healthcare industry, including us, continue to be the subject of federal and state audits and investigations, including actions for false and other improper claims.”
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of such credit agreements and other debt documents cause the Company to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid.
As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. During the eight months ended August 31, 2017 (Predecessor), the Company recognized a reduction in the carrying value of the liability under the TRA of $43.9 million, with $15.3 million of the reduction recorded to a gain on amendment of TRA and $28.6 million recorded as a reduction to the goodwill recorded in connection with the application of pushdown accounting related to the change of control. As a result of the reduction in the corporate tax rate from the Tax Cuts and Jobs Act, the Company remeasured the value of the liability under the TRA pursuant to the calculation terms as described above. During the four months ended December 31, 2017 (Successor), the Company recognized a reduction in the carrying value of the liability under the TRA of $25.3 million, included as a tax receivable agreement benefit in the consolidated statement of operations.
Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA was approximately $64.6 million and $65.1 million as of December 31, 2018 (Successor) and 2017 (Successor), respectively. The carrying value of the liability under the TRA, reflecting the discount as discussed above, was $48.5 million and $44.3 million as of December 31, 2018 (Successor) and 2017 (Successor), respectively. The current portion of the liability was $7.6 million and $0.5 million as of December 31, 2018 (Successor) and 2017 (Successor), respectively, and is included as a component of other current liabilities in the consolidated balance sheet. The long-term portion is included as a component of other long-term liabilities in the consolidate balance sheet.
Contingent Consideration
In connection with certain prior period acquisitions, pursuant to the applicable purchase agreements, the Company was required to pay consideration to the prior owners of the applicable facilities should the requirements for continuing employment agreed to in the purchase agreements be met. In accordance with Accounting Standards Codification 805, Business Combinations, contingent consideration with a continuing employment provision is recognized ratably over the defined performance period as compensation expense. The Company recognized contingent acquisition compensation expense of $1.5 million for the year ended December 31, 2018 (Successor), $1.9 million for the four months ended December 31, 2017 (Successor) and $5.1 million for both the eight months ended August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor). The Company recorded the expense as a component of general and administrative expenses in the consolidated statement of operations. The Company has no further contingent acquisition compensation expense obligations.
Other
In connection with the Company's integration of the corporate office functions related to the acquisition of NSH, the Company closed its Chicago, Illinois office on September 30, 2018 (Successor). As a result, the Company recognized a cease-use liability of $1.4 million, representing the estimated costs that will continue to be incurred under the office lease for its remaining term. The estimated costs were included as transaction and integration costs in the consolidated statement of operations for the year ended December 31, 2018 (Successor) and as a component of other current liabilities and other long-term liabilities in the consolidated balance sheet as of December 31, 2018 (Successor). In 2018 (Successor), the Company recognized a liability of $4.5 million for estimated severance costs in connection with the corporate office integration. The estimated costs were included as transaction and integration costs in the consolidated statement of operations for the year ended December 31, 2018 (Successor) and the unpaid severance was included as a component of accrued payroll and benefits in the consolidated balance sheet as of December 31, 2018 (Successor).

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Segment Reporting
The Company operates in three major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities, the operation of ancillary services and the operation of optical services. The surgical facility services segment consists of the operation of ASCs and surgical hospitals, and includes anesthesia services. The ancillary services segment consists of a diagnostic laboratory and multi-specialty physician practices. The optical services segment consists of an optical products group purchasing organization, and until October 2018, an optical laboratory that manufactured eyewear.
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
The following tables present financial information for each reportable segment (in thousands):

	Successor		Predecessor
	Year Ended December 31,	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2018	2017	2017	2016
Revenues:
Surgical facility services	$1,682,278	$564,458	$688,725	$1,042,097
Ancillary services	79,633	24,660	52,261	90,836
Optical services	9,545	3,486	7,629	12,505
Total	$1,771,456	$592,604	$748,615	$1,145,438

Adjusted EBITDA:
Surgical facility services	$309,513	$103,760	$125,912	$214,218
Ancillary services	3,008	(2,255)	(6,526)	12,685
Optical services	2,500	736	2,214	3,308
All other	(80,253)	(23,504)	(36,036)	(50,948)
Total	$234,768	$78,737	$85,564	$179,263

Cash purchases of property and equipment, net:
Surgical facility services	$34,178	$9,334	$14,582	$29,157
Ancillary services	419	191	1,875	5,388
Optical services	46	83	73	351
All other	5,162	1,219	2,243	4,213
Total	$39,805	$10,827	$18,773	$39,109

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of Adjusted EBITDA to income before income taxes included in the condensed consolidated statement of operations is as follows:

	Successor		Predecessor
	Year Ended December 31,	September 1 to December 31,	January 1 to August 31,	Year Ended December 31,
	2018	2017	2017	2016

Adjusted EBITDA	$234,768	$78,737	$85,564	$179,263
Net income attributable to non-controlling interests	110,080	39,634	42,087	75,630
Depreciation and amortization	(67,440)	(21,804)	(30,124)	(39,551)
Interest expense, net	(147,003)	(48,740)	(68,929)	(100,571)
Equity-based compensation	(9,344)	(1,887)	(3,697)	(2,021)
Contingent acquisition compensation expense	(1,510)	(1,982)	(5,057)	(5,092)
Transaction, integration and acquisition costs (1)	(33,856)	(9,330)	(7,677)	(11,617)
Gain on litigation settlement	(46,009)	8,740	3,794	14,101
Gain on acquisition escrow release	—	167	1,000	—
Loss on disposals and deconsolidations, net	(31,822)	(5)	(1,715)	(2,355)
Reserve adjustments (2)	(2,670)	—	—	—
Impairment charges	(74,359)	—	—	—
Gain on amendment to tax receivable agreement	—	1,098	15,294	—
Tax receivable agreement benefit (expense)	—	25,329	—	(3,733)
Loss on debt refinancing	—	—	(18,211)	(11,876)
(Loss) income before income taxes	$(69,165)	$69,957	$12,329	$92,178

(1)
This amount includes transaction and integration costs of $31.7 million for the year ended December 31, 2018 (Successor), $7.5 million for the four months ended December 31, 2017 (Successor), $5.6 million for the eight months ended August 31, 2017 (Predecessor), and $8.7 million for the year ended December 31, 2016 (Predecessor). This amount includes practice acquisition costs of $2.2 million for the year ended December 31, 2018 (Successor), $1.8 million for the four months ended December 31, 2017 (Successor), $2.1 million for the eight months ended August 31, 2017 (Predecessor), and $2.9 million for the year ended December 31, 2016 (Predecessor).

(2)	This amount represents adjustments to revenue in connection with applying consistent policies across the combined company as a result of the integration of Surgery Partners and NSH.

	Successor
	December 31, 2018	December 31, 2017
Assets:
Surgical facility services	$4,204,344	$4,072,521
Ancillary services	52,733	104,274
Optical services	20,084	48,309
All other	399,106	397,669
Total assets	$4,676,267	$4,622,773

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Quarterly Financial Information (Unaudited)
The following tables include a summary of certain information related to the Company's quarterly consolidated results of operations for each of the four quarters in the years ended December 31, 2018 and 2017. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the quarterly financial information. The following should be read in conjunction with the audited consolidated financial statements included herein. The amounts are as follows (in thousands except per share amounts):

	2018
	Successor
	Q1	Q2	Q3	Q4

Revenues (1)	$411,332	$436,579	$432,377	$491,168
Cost of revenues	$327,312	$340,090	$334,289	$359,740
Net income (loss)	$5,125	$4,310	$2,019	$(107,080)
Net income attributable to non-controlling interests	$(22,646)	$(23,772)	$(23,000)	$(40,662)
Net loss attributable to Surgery Partners, Inc.	$(17,521)	$(19,462)	$(20,981)	$(147,742)
Basic net loss per share attributable to common stockholders	$(0.53)	$(0.57)	$(0.61)	$(3.25)
Diluted net loss per share attributable to common stockholders	$(0.53)	$(0.57)	$(0.61)	$(3.25)

(1)	Quarterly information herein reflects changes related to adoption of ASU 2014-09 as discussed in Note 1. "Organization and Summary of Accounting Policies.

	2017
	Predecessor			Successor
	Q1	Q2	Q3(2)	Q3(2)	Q4

Revenues	$286,183	$288,353	$174,079	$132,258	$460,346
Cost of revenues	$211,948	$216,452	$143,772	$102,924	$338,704
Net income (loss)	$14,422	$11,627	$4,369	$(2,648)	$966
Net income attributable to non-controlling interests	$(17,176)	$(16,098)	$(8,813)	$(6,492)	$(33,142)
Net loss attributable to Surgery Partners, Inc.	$(2,754)	$(4,471)	$(4,444)	$(9,140)	$(32,176)
Basic net loss per share attributable to common stockholders (3)	$(0.06)	$(0.09)	$(0.09)	$(0.57)	$(0.83)
Diluted net loss per share attributable to common stockholders (3)	$(0.06)	$(0.09)	$(0.09)	$(0.57)	$(0.83)
(2) The Predecessor period for Q3 includes the two months ended August 31, 2017. The Successor period for Q3 includes the one month ended September 30, 2017.
(3) Beginning in the Successor period, per share amounts include the impact of amounts allocated to participating securities. Refer to Note 9. "Earnings Per Share" for further discussion.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ Wayne S. DeVeydt Wayne S. DeVeydt Chief Executive Officer (Principal Executive Officer)
Date: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
	Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2019
/s/ Wayne S. DeVeydt
Wayne S. DeVeydt
	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2019
/s/ Thomas F. Cowhey
Thomas F. Cowhey
	Chairman, Director	March 15, 2019
/s/ T. Devin O'Reilly
T. Devin O'Reilly
	Director	March 15, 2019
/s/ Teresa DeLuca
Teresa DeLuca
	Director	March 15, 2019
/s/ Adam Feinstein
Adam Feinstein
	Director	March 15, 2019
/s/ Brent Turner
Brent Turner
	Director	March 15, 2019
/s/ Andrew Kaplan
Andrew Kaplan
	Director	March 15, 2019
/s/ Clifford G. Adlerz
Clifford G. Adlerz