Form 10-Q
period 2019-03-31
Surgery Partners, Inc.
filed 2019-05-10
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SGRY	The Nasdaq Global Select Market
As of May 8, 2019, there were 49,428,103 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in millions, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$142.5	$184.3
Accounts receivable	294.9	307.6
Inventories	43.8	43.4
Prepaid expenses and other current assets	54.1	53.0
Total current assets	535.3	588.3
Property and equipment, net of accumulated depreciation of $59.9 and $56.1, respectively	400.1	426.3
Intangible assets, net	54.3	54.3
Goodwill	3,393.0	3,382.8
Investments in and advances to affiliates	78.5	78.5
Long-term deferred tax assets	100.9	109.2
Other long-term assets	318.8	36.9
Total assets	$4,880.9	$4,676.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69.7	$83.3
Accrued payroll and benefits	41.0	55.2
Other current liabilities	191.8	155.2
Current maturities of long-term debt	57.1	55.6
Total current liabilities	359.6	349.3
Long-term debt, less current maturities	2,384.6	2,270.9
Other long-term liabilities	370.0	271.3

Non-controlling interests—redeemable	314.6	326.6
Redeemable preferred stock - Series A; shares authorized, issued and outstanding - 310,000; redemption value - $367.8 and $359.3, respectively	367.8	359.3

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,000,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 49,385,974 and 48,869,204, respectively	0.5	0.5
Additional paid-in capital	673.9	673.5
Accumulated other comprehensive loss	(33.9)	(22.4)
Retained deficit	(249.1)	(247.0)
Total Surgery Partners, Inc. stockholders' equity	391.4	404.6
Non-controlling interests—non-redeemable	692.9	694.3
Total stockholders' equity	1,084.3	1,098.9
Total liabilities and stockholders' equity	$4,880.9	$4,676.3

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended March 31,
	2019	2018

Revenues	$416.8	$411.3
Operating expenses:
Salaries and benefits	129.2	129.7
Supplies	115.0	114.4
Professional and medical fees	35.1	35.7
Lease expense	20.6	21.4
Other operating expenses	26.2	26.1
Cost of revenues	326.1	327.3
General and administrative expenses	21.7	24.2
Depreciation and amortization	18.8	15.7
Income from equity investments	(2.0)	(1.9)
Loss on disposals and deconsolidations, net	0.6	—
Transaction and integration costs	2.0	5.0
Other income	—	(0.2)
Total operating expenses	367.2	370.1
Operating income	49.6	41.2
Tax receivable agreement expense	(2.4)	—
Interest expense, net	(42.0)	(34.3)
Income before income taxes	5.2	6.9
Income tax expense	1.7	1.8
Net income	3.5	5.1
Less: Net income attributable to non-controlling interests	(23.6)	(22.6)
Net loss attributable to Surgery Partners, Inc.	(20.1)	(17.5)
Less: Amounts attributable to participating securities	(8.5)	(7.8)
Net loss attributable to common stockholders	$(28.6)	$(25.3)

Net loss per share attributable to common stockholders
Basic	$(0.60)	$(0.53)
Diluted (1)	$(0.60)	$(0.53)
Weighted average common shares outstanding
Basic	48,047	48,007
Diluted (1)	48,047	48,007
(1) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2019	2018

Net income	$3.5	$5.1
Other comprehensive income, net of tax:
Derivative activity	(11.5)	—
Comprehensive (loss) income	$(8.0)	$5.1
Less: Comprehensive income attributable to non-controlling interests	(23.6)	(22.6)
Comprehensive loss attributable to Surgery Partners, Inc.	$(31.6)	$(17.5)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

				Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital		Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2017	48,687	$0.5	$695.5	$—	$(41.3)	$681.9	$1,336.6
Net (loss) income	—	—	—	—	(17.5)	15.9	(1.6)
Equity-based compensation	—	—	2.0	—	—	—	2.0
Preferred dividends	—	—	(7.8)	—	—	—	(7.8)
Issuance of restricted and unrestricted shares	440	—	—	—	—	—	—
Cancellation of restricted shares	(72)	—	(0.7)	—	—	—	(0.7)
Repurchase of shares	(157)	—	(2.0)	—	—	—	(2.0)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	2.0	—	—	(1.2)	0.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(22.5)	(22.5)
Balance at March 31, 2018	48,898	$0.5	$689.0	$—	$(58.8)	$674.1	$1,304.8

Balance at December 31, 2018	48,869	$0.5	$673.5	$(22.4)	$(247.0)	$694.3	$1,098.9
Net (loss) income	—	—	—	—	(20.1)	16.0	(4.1)
Equity-based compensation	—	—	1.9	—	—	—	1.9
Preferred dividends	—	—	(8.5)	—	—	—	(8.5)
Other comprehensive loss	—	—	—	(11.5)	—	—	(11.5)
Issuance of restricted and unrestricted shares	593	—	—	—	—	—	—
Cancellation of restricted shares	(76)	—	(1.0)	—	—	—	(1.0)
Net effect of adoption of new accounting standard (see Note 1)	—	—	—	—	18.0	—	18.0
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	8.0	—	—	6.1	14.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(23.5)	(23.5)
Balance at March 31, 2019	49,386	$0.5	$673.9	$(33.9)	$(249.1)	$692.9	$1,084.3

(1)	Includes post acquisition date adjustments.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$3.5	$5.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.8	15.7
Non-cash interest income, net	(0.3)	(0.1)
Non-cash lease expense	10.1	—
Equity-based compensation	1.9	2.0
Loss on disposals and deconsolidations, net	0.6	—
Deferred income taxes	1.3	1.4
Income from equity investments, net of distributions received	0.2	0.3
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	13.4	14.1
Other operating assets and liabilities	(29.0)	(8.5)
Net cash provided by operating activities	20.5	30.0

Cash flows from investing activities:
Purchases of property and equipment	(11.8)	(10.0)
Payments for acquisitions, net of cash acquired	(7.6)	(25.6)
Proceeds from disposals of facilities and other assets	1.2	—
Other investing activities	(0.2)	(0.8)
Net cash used in investing activities	(18.4)	(36.4)

Cash flows from financing activities:
Principal payments on long-term debt	(12.9)	(16.3)
Borrowings of long-term debt	2.4	0.4
Payments of preferred dividends	—	(3.9)
Distributions to non-controlling interest holders	(33.8)	(30.9)
Receipts (payments) related to ownership transactions with non-controlling interest holders	1.5	(0.8)
Repurchase of shares	—	(2.0)
Other financing activities	(1.1)	(2.2)
Net cash used in financing activities	(43.9)	(55.7)
Net decrease in cash, cash equivalents and restricted cash	(41.8)	(62.1)
Cash, cash equivalents and restricted cash at beginning of period	184.6	175.2
Cash, cash equivalents and restricted cash at end of period	$142.8	$113.1
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
As of March 31, 2019, the Company owned or operated a portfolio of 123 surgical facilities, comprised of 108 ASCs and 15 surgical hospitals in 31 states. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 84 of the surgical facilities and consolidated 106 of these facilities for financial reporting purposes.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Boards ("FASB") Accounting Standards Codification 810, Consolidation. The Company has the power to direct the activities that most significantly impact a VIEs economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of both March 31, 2019 and December 31, 2018, the consolidated VIEs include four surgical facilities, three anesthesia practices and four physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, were $11.0 million and $11.2 million, respectively, and the total liabilities of the consolidated VIEs were $3.4 million and $3.6 million, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the carrying amounts and fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

Term Loan	$1,444.4	$1,447.9	$1,417.3	$1,382.8
Senior Unsecured Notes due 2021	$406.1	$406.7	$411.2	$407.2
Senior Unsecured Notes due 2025	$370.0	$370.0	$333.0	$320.5
The fair values of the Term Loan, Senior Unsecured Notes due 2021 and the Senior Unsecured Notes due 2025 were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations approximate their fair values under Level 3 calculations.
In 2018, the Company entered into certain interest rate swap agreements (see Note 6. "Derivatives and Hedging Activity"). The fair value of these derivative instruments was $33.9 million and $22.4 million at March 31, 2019 and December 31, 2018, respectively, and was included in other long-term liabilities in the condensed consolidated balance sheets. The fair value of these derivative financial instruments was based on a quoted market price, or a Level 2 computation.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP asset and liability was based on a quoted market price, or a Level 1 computation. As of March 31, 2019 and December 31, 2018, the fair value of both the assets and liabilities in the SERP were $1.3 million and $1.4 million, respectively, and were included in other long-term assets and other long-term liabilities in the condensed consolidated balance sheets.
Revenues
The Company's revenues generally relate to contracts with patients in which the performance obligations are to provide healthcare services. The Company recognizes revenues in the period in which our obligations to provide health care services are satisfied and reports the amount that reflects the consideration the Company expects to be entitled to. The Company's performance obligations are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (e.g., Medicare, Medicaid, managed care health plans, employers and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by or negotiated with the third-party payors. The payment arrangements with third-party payors for the services provided to the related patients typically specify payments at amounts less than the Company's standard charges. The Company continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended March 31,
	2019	2018
Patient service revenues:
Surgical facilities revenues	93.8%	93.5%
Ancillary services revenues	4.7%	4.9%
	98.5%	98.4%
Other service revenues:
Optical services revenues	0.3%	0.7%
Other revenues	1.2%	0.9%
	1.5%	1.6%
Total revenues	100.0%	100.0%
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company determines the transaction price based on gross charges for services provided, net of estimated contractual adjustments and discounts from third-party payors. The Company estimates its contractual adjustments and discounts based on contractual agreements, its discount policies and historical experience. Changes in estimated contractual adjustments and discounts are recorded in the period of change.
Other service revenues. Optical service revenues consist of handling charges billed to the members of the Company's optical products purchasing organization. The Company's optical products purchasing organization negotiates volume buying discounts with optical products manufacturers. The buying discounts and any handling charges billed to the members of the buying group represent the revenue recognized for financial reporting purposes. The Company satisfies the performance obligation and recognizes revenue when the orders are shipped to members. The Company bases its estimates for sales returns and discounts on historical experience and has not experienced significant fluctuations between estimated and actual return activity and discounts given.
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$215.3	52.4%	$216.5	53.5%
Government	164.9	40.2%	156.9	38.8%
Self-pay	10.8	2.6%	12.8	3.1%
Other (1)	19.8	4.8%	18.5	4.6%
Total patient service revenues	410.8	100.0%	404.7	100.0%
Other service revenues:
Optical services revenues	1.1		2.9
Other revenues	4.9		3.7
Total revenues	$416.8		$411.3

(1)	Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Cash, cash equivalents and restricted cash reported within the consolidated statement of cash flows includes $0.3 million of restricted investments, which are reflected in other long-term assets in the consolidated balance sheet at both March 31, 2019 and December 31, 2018. These restricted investments represents restricted cash held in accordance with the provisions of a long-term operating lease agreement held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
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
Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of March 31, 2019 and December 31, 2018, the Company had a net third-party Medicaid settlements liability of $7.6 million and $4.8 million, respectively, included in other current liabilities in the condensed consolidated balance sheets.
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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $10.6 million and $8.5 million at March 31, 2019 and December 31, 2018, respectively.
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions for the three months ended March 31, 2019 is included in Note 2. "Acquisitions."
A summary of activity related to goodwill for the three months ended March 31, 2019 is as follows (in millions):

Balance at December 31, 2018	$3,382.8
Acquisitions, including post acquisition adjustments	10.2
Divestitures and deconsolidations	—
Balance at March 31, 2019	$3,393.0
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
In accordance with the fair value measurement guidance issued by the FASB in Accounting Standards Update ("ASU") 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of activity related to the non-controlling interests—redeemable is as follows (in millions):

Balance at December 31, 2018	$326.6
Net income attributable to non-controlling interests—redeemable	7.6
Acquisition and disposal of shares of non-controlling interests, net—redeemable (1)	(9.3)
Distributions to non-controlling interest—redeemable holders	(10.3)
Balance at March 31, 2019	$314.6

(1)	Includes post acquisition date adjustments.
Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If a carryforward exists, the Company makes a determination as to whether the carryforward will be utilized in the future. A valuation allowance is established for certain carryforwards when their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases," (the "Lease Accounting Standard"). The core principal of the Lease Accounting Standard is to increase transparency and comparability among organizations by requiring the recognition of right-of-use lease assets and liabilities on the balance sheet and disclosing key information. The most prominent among the changes from this ASU is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. The Company’s accounting for finance leases remained substantially unchanged from its prior accounting for capital leases. The disclosure objective is to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
The Company adopted the Lease Accounting Standard effective January 1, 2019, using a modified retrospective transition approach. Under this approach, the Company elected to recognize and measure leases under the new standard in the period of adoption, with a cumulative-effect adjustment recorded to equity on its condensed consolidated balance sheets, along with the application of certain available practical expedients including an exclusion for short-term leases and accounting for leases at the portfolio level where appropriate. The cumulative effect of the accounting change recognized upon adoption was $18.0 million reflected as an adjustment to retained deficit in our condensed consolidated balance sheets.
The Company has implemented internal controls and key system functionality to establish governance and oversight over the implementation, and to ensure the Company’s financial statements and related footnotes are complete and accurate and are adequately reviewed by members of management. The newly implemented internal control changes related to leases include new systems and software implementation, updated accounting and disclosure policies, and redesigned financial reporting internal controls over governance, oversight and reviews. Additionally, the Company has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Acquisitions
During the three months ended March 31, 2019, the Company paid cash consideration of $7.6 million for acquisitions, which primarily consisted of a physician practice. The acquisition was funded through cash from operations. The total consideration was allocated to the assets acquired and liabilities assumed based upon the respective acquisition date fair values. The aggregate amounts preliminarily recognized for each major class of assets acquired and liabilities assumed for the acquisitions are as follows (in millions):

Cash consideration	$7.6
Fair value of non-controlling interests	3.7
Aggregate acquisition date fair value	$11.3
Net assets acquired:
Current Assets	$0.6
Property and equipment	0.2
Goodwill	10.6
Current liabilities	(0.1)
Aggregate acquisition date fair value	$11.3
The fair values assigned to certain assets acquired and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. During the three months ended March 31, 2019, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2018. The goodwill acquired was primarily allocated to the Company's ancillary services reportable segment. The results of operations of the acquisitions are included in the Company’s results of operations beginning on the dates of acquisition, and were not considered significant for the three months ended March 31, 2019.
3. Long-Term Debt
A summary of long-term debt is as follows (in millions):

	March 31, 2019	December 31, 2018

Revolver	$—	$—
Term Loan (1)	1,444.4	1,447.9
Senior Unsecured Notes due 2021 (2)	406.1	406.7
Senior Unsecured Notes due 2025	370.0	370.0
Notes payable and secured loans	79.3	79.4
Finance lease obligations (3)	144.6	25.4
Less: unamortized debt issuance costs and original issue discount	(2.7)	(2.9)
Total debt	2,441.7	2,326.5
Less: Current maturities	57.1	55.6
Total long-term debt	$2,384.6	$2,270.9

(1)	Includes unamortized fair value discount of $5.4 million and $5.5 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Includes unamortized fair value premium of $6.1 million and $6.7 million as of March 31, 2019 and December 31, 2018, respectively.

(3)
In connection with the adoption of the Lease Accounting Standard, the Company's capital lease obligations that existed as of December 31, 2018 were derecognized and included as a component of the finance lease obligations included in the table shown above. See Note 4. "Leases" for further discussion on the adoption of the Lease Accounting Standard. The increase in finance lease obligations upon adoption of the Lease Accounting Standard is due to the inclusion of certain financing obligations that were previously recognized as a component of other current and long-term liabilities as discussed further in Note 8. "Other Assets and Liabilities."

4. Leases
On January 1, 2019, the Company adopted the Lease Accounting Standard using the modified retrospective transition approach by applying the new standard to all leases existing at that date. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts have not been adjusted.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease identification, lease classification and initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected the practical expedient to use hindsight to determine the lease term for its leases at transition and the accounting policy practical expedient to exclude leases with an initial term of twelve months or less from the balance sheet. Additionally, for certain leases, the Company applied a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.
The Company determines if an arrangement is a lease at inception. Right-of-use assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. Variable components of lease payments fluctuating with a future index or rate, as well as those related to common area maintenance costs, are not included in determining lease payments and are expensed as incurred. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company's understanding of what its credit rating would be. The right-of-use asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
The Company's operating leases are primarily for real estate, including medical office buildings, and corporate and other administrative offices. The Company's finance leases are primarily for medical equipment and information technology and telecommunications assets. Real estate lease agreements typically have initial terms of ten years, and may include one or more options to renew. Certain leases also include options to purchase the leased property. The useful life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The majority of the Company's medical equipment leases have a bargain purchase option that is reasonably certain of exercise, so these assets are depreciated over their useful life, typically ranging from five to seven years.
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the condensed consolidated balance sheets at March 31, 2019 (in millions):

Component of Lease Balances	Classification in Condensed Consolidated Balance Sheets	March 31, 2019
Assets:
Operating lease assets	Other long-term assets	$288.3
Finance lease assets	Property and equipment, net of accumulated depreciation	144.0
Total leased assets		$432.3

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$36.6
Long-term	Other long-term liabilities	255.7
Total operating lease liabilities		292.3
Finance lease liabilities:
Current	Current maturities of long-term debt	10.2
Long-term	Long-term debt, less current maturities	134.4
Total finance lease liabilities		144.6
Total lease liabilities		$436.9

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statement of operations for the three months ended March 31, 2019 (in millions):

Component of Lease Balances	Classification in Condensed Consolidated Statement of Operations	March 31, 2019

Operating lease costs	Lease expense and general and administrative expenses	$17.5
Finance lease costs
Amortization of leased assets	Depreciation and amortization	4.5
Interest on lease liabilities	Interest expense, net	3.8
Total finance lease costs		8.3
Variable and short term lease costs	Lease expense and general and administrative expenses	2.4
Total lease costs		$28.2
During the three months ended March 31, 2019, the Company incurred lease expense of $5.2 million under operating lease agreements with physician investors who are related parties. During the three months ended March 31, 2019, the Company paid rent of $1.6 million under a finance lease agreement with a lessor who is a related party. One of the Company's surgical facilities has a non-controlling ownership interest in the lessor. Payments are allocated to principal adjustments of the finance lease liability and interest expense.
The weighted-average lease terms and discount rates and cash flow information for operating and finance leases are presented in the following table (dollars in millions):

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	8.4
Finance leases	13.4
Weighted-average discount rate
Operating leases	10.2%
Finance leases	10.8%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16.8
Operating cash outflows from finance leases	$3.8
Financing cash outflows from finance leases	$2.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1.2
Finance leases	$2.3
Future maturities of lease liabilities at March 31, 2019 are presented in the following table (in millions):

	Operating Leases	Finance Leases

2019	$51.2	$20.4
2020	60.6	24.8
2021	52.9	22.9
2022	48.5	20.3
2023	45.1	18.4
Thereafter	187.5	187.4
Total lease payments	445.8	294.2
Less: imputed interest	(153.5)	(149.6)
Total lease obligations	$292.3	$144.6

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future maturities of lease liabilities at December 31, 2018, prior to the adoption of the Lease Accounting Standard, are presented in the following table (in millions):

	Operating Leases (1)	Capital Leases

2019	$81.5	$8.8
2020	75.6	6.7
2021	66.7	4.7
2022	61.3	2.9
2023	57.2	1.5
Thereafter	470.2	4.3
Total lease payments	$812.5	28.9
Less: imputed interest		(3.5)
Capital lease obligations		$25.4

(1)
Includes financing obligation payments to the lessors of certain financing obligations payable to the lessors of certain land, buildings and improvements. As of December 31, 2018, the current portion of the financing obligations was $7.0 million and was included in other current liabilities in the consolidated balance sheets. The long-term portions of the finance obligations were $149.8 million and was included as other long-term liabilities in the consolidated balance sheets.

5. Redeemable Preferred Stock
On August 31, 2017, the Company issued 310,000 shares of Series A Preferred Stock to Bain at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million (the "Preferred Private Placement").
A summary of activity related to the redeemable preferred stock follows (in millions):

Balance at December 31, 2018	$359.3
Dividends accrued	8.5
Cash dividends declared	—
Balance at March 31, 2019	$367.8
There were no unpaid cash dividends declared at both March 31, 2019 and December 31, 2018. The aggregate and per share amounts of unpaid cumulative preferred dividends as of March 31, 2019 was $42.3 million and $136.31, respectively.
6. Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the first quarter of 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $6.6 million will be reclassified as a reduction to interest expense.
As of both March 31, 2019 and December 31, 2018, the Company had three interest rate swaps with a current notional amount of $900.0 million and a termination date of November 30, 2023. The Company classifies its derivative financial instruments as a long-term liability included in other long-term liabilities in the condensed consolidated balance sheets.
For the three months ended March 31, 2019, the Company incurred losses related to the effective portion of derivatives, which were recognized in accumulated other comprehensive income, gross of tax effect, of $12.8 million. For the three months ended March 31, 2019, the Company reclassified $1.3 million of losses from accumulated other comprehensive income to interest expense, gross of tax effect. The Company held no derivative financial instruments during the three months ended March 31, 2018.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with ASC 260, Earnings Per Share, based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. The Company computes basic and diluted earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation method that determines earnings per share for common shares and participating securities according to their participation rights in dividends and undistributed earnings.
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts, shares in thousands):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to Surgery Partners, Inc.	$(20.1)	$(17.5)
Less: amounts allocated to participating securities (1)	(8.5)	(7.8)
Net loss attributable to common stockholders	$(28.6)	$(25.3)

Denominator:
Weighted average shares outstanding- basic	48,047	48,007
Effect of dilutive securities (2)	—	—
Weighted average shares outstanding- diluted	48,047	48,007

Loss per share:
Basic	$(0.60)	$(0.53)
Diluted (2)	$(0.60)	$(0.53)

Dilutive securities outstanding not included in the computation of loss per share as their effect is antidilutive:
Stock options	—	123
Restricted shares	18	58
Convertible preferred stock	N/A	N/A

(1)	Includes dividends accrued during all periods for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses.

(2)	The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in each period.
Share Repurchase Transactions
On December 15, 2017, the Company's Board of Directors authorized a share repurchase program of up to $50.0 million of the Company's issued and outstanding common stock from time to time. The timing and size of repurchases will be determined based on market conditions and other factors. The authorization does not obligate the repurchase of any shares and the Company may repurchase shares of common stock at any time without prior notice. The share repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice.
There were no share repurchases under the share repurchase program during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company repurchased 156,818 shares of its common stock stock at an average price of $12.64 per share through market purchases. At March 31, 2019, the Company had $46.0 million of repurchase authorization available under the December 2017 authorization.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Other Assets and Liabilities
Other Long-Term Assets
A summary of other long-term assets is as follows (in millions):

	March 31, 2019	December 31, 2018

Right-of-use operating lease assets	$288.3	$—
Other	30.5	36.9
Total	$318.8	$36.9
Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	March 31, 2019	December 31, 2018

Accrued legal settlement	$42.2	$42.3
Right-of-use operating lease liabilities	36.6	—
Interest payable	23.1	20.8
Amounts due to patients and payors	19.4	20.0
Accrued expenses and other	70.5	72.1
Total	$191.8	$155.2
Other Long-Term Liabilities
A summary of other long-term liabilities is as follows (in millions):

	March 31, 2019	December 31, 2018

Right-of-use operating lease liabilities	$255.7	$—
Facility lease obligations	—	149.8
Other	114.3	121.5
Total	$370.0	$271.3
At December 31, 2018, the Company had financing obligations payable to the lessors of certain land, buildings and improvements that arose due to the Company's continued involvement with the leased assets under the sale-leaseback guidance in effect prior to the adoption of the Lease Accounting Standard. These obligations were included as facility lease obligations in other long-term liabilities at December 31, 2018 in the table above. Upon adoption of the Lease Accounting Standard on January 1, 2019, the Company reevaluated the classification of these financing arrangements utilizing the new accounting requirements for sale-leasebacks, and concluded that each of these financing arrangements continue to not qualify for sale treatment and therefore should continue to be recognized on the balance sheet as finance leases under the new guidance. Further, the Company has an ongoing development agreement to construct a new hospital, which costs were recognized as incurred as a deferred financing obligation included in facility lease obligations at December 31, 2018. Upon reevaluation, the Company concluded that it does not control the assets under construction and therefore the obligation and related asset were derecognized from the balance sheets upon adoption of the Lease Accounting Standard. The lease related to this new hospital is expected to commence in late 2019 when construction is completed.
9. Commitments and Contingencies
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

workers' compensation insurance, subject to a deductible. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity.
Insurance Reserves
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers' compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon periodic actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of March 31, 2019 and December 31, 2018 were $18.5 million and $18.2 million, respectively. The balances include expected insurance recoveries of $12.0 million at each of March 31, 2019 and December 31, 2018.
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
On October 23, 2017, the Company received several civil investigative demands (“CIDs”) from the federal government under the False Claims Act (“FCA”) for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. In addition, the Company has been informed by CMS that payments to its diagnostic laboratory, Logan Laboratories, have been suspended pending further investigation by CMS. The Company has been providing information to the government in response to the CIDs and currently has a non-binding agreement in principle with the DOJ on the financial terms of a settlement with the goal of resolving these matters. Based on those discussions, which are still ongoing, the Company recorded a litigation-related charge of $46.0 million relating to these matters on the consolidated statements of operations for the year ended December 31, 2018. The Company believes that this reserve is sufficient to cover a potential resolution with the government relating to these matters, including legal expenses relating to the settlement that have not previously been recorded in operating expenses. The ultimate timing, amount and/or final terms of any such resolution may differ materially from those anticipated or the Company may not be able to reach a resolution at all. It is reasonably possible that the Company will incur additional losses above the amount reserved, but the Company is not able to estimate such amounts at this time. See Item 1A “Risk Factors” in the Company's Annual Report on Form 10-K for the period ended December 31, 2018 under the heading “Risk Factors - Risks Related to Government Regulation - Companies within the healthcare industry, including us, continue to be the subject of federal and state audits and investigations, including actions for false and other improper claims.”
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
Assuming the Company’s effective tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates that the total remaining amounts payable under the TRA was approximately $68.2 million and $64.6 million as of March 31, 2019 and December 31, 2018, respectively. As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $52.6 million and $48.5 million as of March 31, 2019 and December 31, 2018, respectively. The current portion of the liability was $8.1 million and $7.6 million as of March 31, 2019 and December 31, 2018, respectively, and was included as a component of other current liabilities in the condensed consolidated balance sheet. The long-term portion was included as a component of other long-term liabilities in the condensed consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Segment Reporting
The Company operates in three major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities, the operation of ancillary services and the operation of optical services. The surgical facility services segment consists of the operation of ASCs and surgical hospitals, and includes anesthesia services. The ancillary services segment consists of a diagnostic laboratory and multi-specialty physician practices. The optical services segment consists of an optical products group purchasing organization. "All other" primarily consists of the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended March 31,
	2019	2018
Revenues:
Surgical facility services	$395.8	$388.2
Ancillary services	19.9	20.1
Optical services	1.1	3.0
Total	$416.8	$411.3

Adjusted EBITDA:
Surgical facility services	$68.4	$66.5
Ancillary services	1.2	1.1
Optical services	0.5	0.8
All other	(19.4)	(21.3)
Total	$50.7	$47.1

Cash purchases of property and equipment, net:
Surgical facility services	$10.9	$7.9
Ancillary services	0.1	0.2
Optical services	—	—
All other	0.8	1.9
Total	$11.8	$10.0
A reconciliation of Adjusted EBITDA to income before income taxes included in the condensed consolidated statement of operations is as follows (in millions):

	Three Months Ended March 31,
	2019	2018

Adjusted EBITDA	$50.7	$47.1
Net income attributable to non-controlling interests	23.6	22.6
Depreciation and amortization	(18.8)	(15.7)
Interest expense, net	(42.0)	(34.3)
Equity-based compensation	(1.9)	(2.0)
Contingent acquisition compensation expense	—	(0.5)
Transaction, integration and acquisition costs (1)	(3.4)	(5.5)
Reserve adjustments (2)	—	(4.8)
Loss on disposals and deconsolidations, net	(0.6)	—
Tax receivable agreement expense	(2.4)	—
Income before income taxes	$5.2	$6.9

(1)
This amount includes transaction and integration costs of $2.0 million and $5.0 million for three months ended March 31, 2019 and 2018, respectively. This amount includes acquisition costs of $0.2 million and $0.5 million for three months ended March 31, 2019 and 2018, respectively. This amount includes start-up costs related to a de novo surgical hospital of $1.2 million for the three months ended March 31, 2019. There were no comparable costs in the 2018 period.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	This amount represents adjustments to revenue in connection with applying consistent policies across the combined company as a result of the integration of Surgery Partners and NSH Holdco, Inc.

	March 31, 2019	December 31, 2018
Assets:
Surgical facility services	$4,417.8	$4,204.3
Ancillary services	82.3	52.7
Optical services	22.3	20.1
All other	358.5	399.2
Total assets	$4,880.9	$4,676.3
11. Subsequent Events
As previously disclosed in a Current Report on Form 8-K filed on April 12, 2019, on April 11, 2019, the Company completed the issuance and sale of $430.0 million in gross proceeds of senior unsecured notes due 2027 (the "2027 Unsecured Notes"). The 2027 Unsecured Notes bear interest at the rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2019. The 2027 Unsecured Notes are senior unsecured obligations of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly-owned restricted subsidiaries that guarantees the existing 2017 Senior Secured Credit Facilities (subject to certain exceptions). In connection with issuance of the 2027 Unsecured Notes, the Company redeemed in whole the existing 2021 Unsecured Notes. The redemption price was equal to 104.438% of the outstanding principal amount plus accrued and unpaid interest. Additionally, as previously announced, on March 25, 2019, the Company entered into an amendment to the credit agreement governing its revolving credit facility. On April 11, 2019, in connection with the completion of the issuance of the 2027 Unsecured Notes, the outstanding commitments under the Company's revolving credit facility were increased by $45.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and included in our Annual Report on Form 10-K for the year ended December 31, 2018. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Partners, Inc., and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term “employees” refers to employees of affiliates of Surgery Partners, Inc.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations. The words "projections," "believe," "continue," "drive," "estimate," "expect," "intend," "may," "plan," "will," "could," "would" and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, our ability to execute on our operational and strategic initiatives, the timing and impact of our portfolio optimization efforts, our ability to continue to improve same-facility volume and revenue growth on the timeline anticipated, if at all, our ability to successfully integrate acquisitions, the anticipated impact and timing of our ongoing efficiency efforts, including insurance consolidations and completed headcount actions, as well as our ongoing procurement and revenue cycle efforts, the impact of adverse weather conditions and other events outside of our control, whether or not a settlement is reached with the  government relating to the previously disclosed investigation, the terms of any such settlement and the ongoing cost of complying with the terms of any such settlement, and the risks and uncertainties set forth under the heading "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2019 and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the three months ended March 31, 2019, we completed the acquisition of a physician practice and other assets for an investment of $7.6 million.
Revenues
Our revenues consist of patient service revenues and other service revenues. Patient service revenues consist of revenue from our surgical facility services and ancillary services segments. Specifically, patient service revenues include fees for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes, as well as for patient visits to our physician practices, anesthesia services, pharmacy services and diagnostic screens ordered by our physicians. Other service revenues consist of discounts and handling charges billed to the members of our optical products purchasing organization. Other service revenues also include management and administrative service fees derived from our non-consolidated facilities that we account for under the equity method, management of surgical facilities and physician practices in which we do not own an interest and management services we provide to physician practices for which we are not required to provide capital or additional assets.

The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Patient service revenues:
Surgical facilities revenues	93.8%	93.5%
Ancillary services revenues	4.7%	4.9%
	98.5%	98.4%
Other service revenues:
Optical services revenues	0.3%	0.7%
Other	1.2%	0.9%
	1.5%	1.6%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended March 31,
	2019	2018

Private insurance payors	52.4%	53.5%
Government payors	40.2%	38.8%
Self-pay payors	2.6%	3.1%
Other payors (1)	4.8%	4.6%
Total	100.0%	100.0%

(1)	Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2019	2018

Gastrointestinal	21.1%	21.1%
General surgery	3.1%	3.1%
Ophthalmology	23.7%	25.8%
Orthopedic and pain management	37.4%	37.6%
Other	14.7%	12.4%
Total	100.0%	100.0%

Case Growth
Same-facility Information
Same-facility information includes cases and revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior period).

	Three Months Ended March 31,
	2019	2018

Cases	131,794	130,962
Case growth	0.6%	N/A
Revenue per case	$3,239	$3,104
Revenue per case growth	4.3%	N/A
Number of work days in the period	63	64
Case growth (days adjusted)	2.2%	N/A
Revenue growth (days adjusted)	6.7%	N/A
Number of facilities	110	N/A
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
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 63 days for both the three months ended March 31, 2019 and the year ended December 31, 2018.
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2018 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2018.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table summarizes certain results from the statements of operations for the three months ended March 31, 2019 and 2018. The table also shows the percentage relationship to revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2019	2018

Revenues	$416.8	$411.3
Operating expenses:
Cost of revenues	326.1	327.3
General and administrative expenses	21.7	24.2
Depreciation and amortization	18.8	15.7
Income from equity investments	(2.0)	(1.9)
Loss on disposals and deconsolidations, net	0.6	—
Transaction and integration costs	2.0	5.0
Other income	—	(0.2)
Total operating expenses	367.2	370.1
Operating income	49.6	41.2
Tax receivable agreement expense	(2.4)	—
Interest expense, net	(42.0)	(34.3)
Income before income taxes	5.2	6.9
Income tax expense	1.7	1.8
Net income	3.5	5.1
Less: Net income attributable to non-controlling interests	(23.6)	(22.6)
Net loss attributable to Surgery Partners, Inc.	$(20.1)	$(17.5)
Overview. During the three months ended March 31, 2019, our revenues increased 1.3% to $416.8 million compared to $411.3 million for the three months ended March 31, 2018. We incurred a net loss attributable to Surgery Partners, Inc. of $20.1 million for the 2019 period, compared to $17.5 million for the 2018 period.
Revenues. Revenues for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 were as follows (dollars in millions):

	Three Months Ended March 31,
	2019	2018

Patient service revenues	$410.8	$404.7
Optical service revenues	1.1	2.9
Other service revenues	4.9	3.7
Total revenues	$416.8	$411.3
Patient service revenues increased 1.5% to $410.8 million for the three months ended March 31, 2019 compared to $404.7 million for the three months ended March 31, 2018.
Cost of Revenues. Cost of revenues were $326.1 million for the three months ended March 31, 2019 compared to $327.3 million for the three months ended March 31, 2018. As a percentage of revenues, cost of revenues were 78.2% for the 2019 period and 79.6% for the 2018 period.
General and Administrative Expenses. General and administrative expenses were $21.7 million for the three months ended March 31, 2019 compared to $24.2 million for the three months ended March 31, 2018. The decrease is primarily due to a decrease in contingent acquisition compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.2% for the 2019 period compared to 5.9% for the 2018 period.

Depreciation and Amortization. Depreciation and amortization was $18.8 million and $15.7 million for the three months ended March 31, 2019 and 2018, respectively. As a percentage of revenues, depreciation and amortization expenses increased to 4.5% for the 2019 period compared to 3.8% for the 2018 period.
Income from Equity Investments. Income from equity investments was $2.0 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.
Transaction and Integration Costs. We incurred $2.0 million of transaction and integration costs for the three months ended March 31, 2019 compared to $5.0 million for the three months ended March 31, 2018. The decrease is primarily relates to reduced reorganization costs as we complete our planned investment in our infrastructure and the integration of acquisitions Surgery Partners completed in 2017.
Interest Expense, Net. Interest expense, net, increased 22.4%, to $42.0 million for the three months ended March 31, 2019 compared to $34.3 million for the three months ended March 31, 2018. The increase primarily relates to the $180.0 million senior secured incremental term loan, which was fully funded on October 23, 2018. As a percentage of revenues, interest expense, net increased to 10.1% for the 2019 period compared to 8.3% for the 2018 period.
Income Tax Expense.  The income tax expense was $1.7 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate was 32.7% for the three months ended March 31, 2019 compared to 26.1% for the three months ended March 31, 2018. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $23.6 million for the three months ended March 31, 2019 compared to $22.6 million for the three months ended March 31, 2018. As a percentage of revenues, net income attributable to non-controlling interests was 5.7% in the 2019 period and 5.5% for the 2018 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the three months ended March 31, 2019, our cash flow provided by operating activities was $20.5 million compared to $30.0 million in the three months ended March 31, 2018 primarily due to the timing of certain payroll and trade payable payments.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2019 was $18.4 million, which included $11.8 million related to purchases of property and equipment. We additionally paid $7.6 million in cash for acquisitions, which primarily included a physician practice.
Net cash used in investing activities during the three months ended March 31, 2018 was $36.4 million, which included $10.0 million related to purchases of property and equipment. Additionally, we purchased two surgical facilities and a physician practice for an aggregate purchase price of approximately $25.6 million (net of cash acquired).
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2019 was $43.9 million. During this period, we made distributions to non-controlling interest holders of $33.8 million and received cash related to ownership transactions with consolidated affiliates of $1.5 million. Further, we made repayments on our long-term debt of $12.9 million, which was offset by borrowings of $2.4 million.
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
Debt
As of March 31, 2019, the carrying value of our total indebtedness, was $2.442 billion, which includes net unamortized fair value premium of $0.7 million and unamortized deferred financing costs of $2.7 million.
2017 Senior Secured Credit Facilities
We have term loan borrowings with a carrying value of $1.444 billion, consisting of outstanding aggregate principal of $1.450 billion and unamortized fair value discount of $5.4 million (the "Term Loan"). The Term Loan matures on August 31, 2024. The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan.
We have a revolving credit facility providing for revolving borrowings of up to $75.0 million (the "Revolver" and, together with the Term Loan, the "2017 Senior Secured Credit Facilities"). The Revolver will mature on August 31, 2022. As of March 31, 2019, our availability on the Revolver was $70.9 million (including outstanding letters of credit of $4.1 million). As disclosed in Note 11. "Subsequent Events" included in the Notes to the Condensed Consolidated Financial Statements elsewhere in this report, on April 11, 2019, in connection with the completion of the issuance of the 2027 Unsecured Notes (defined below), the outstanding commitments under the Company's revolving credit facility were increased by $45.0 million.
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
Senior Unsecured Notes
We have senior unsecured notes due April 15, 2021 with a carrying value of $406.1 million, consisting of outstanding aggregate principal of $400.0 million and unamortized fair value premium of $6.1 million (the "2021 Unsecured Notes"). The 2021 Unsecured Notes bear interest at the rate of 8.875% per year, payable semi-annually on April 15 and October 15 of each year.
As disclosed in Note 11. "Subsequent Events" to the Condensed Consolidated Financial Statements elsewhere in this report, on April 11, 2019, the Company completed the issuance and sale of $430.0 million in gross proceeds of senior unsecured notes due 2027 (the "2027 Unsecured Notes"). In connection with issuance of the 2027 Unsecured Notes, the Company redeemed in whole the existing 2021 Unsecured Notes. The redemption price was equal to 104.438% of the outstanding principal amount plus accrued and unpaid interest.
We have $370.0 million aggregate principal amount of senior unsecured notes due July 1, 2025 outstanding (the "2025 Unsecured Notes"). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year.
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $79.3 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $144.6 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
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
When we use the term "Adjusted EBITDA," we are referring to income before income taxes, adjusted for net income attributable to non-controlling interests, depreciation and amortization, interest expense, net, equity-based compensation expense, contingent acquisition compensation expense, transaction, integration and acquisition costs, reserve adjustments, net loss on disposals and deconsolidations and tax receivable agreement expense. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources.

The following table reconciles EBITDA and Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended March 31,
	2019	2018
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$5.2	$6.9
Plus (minus):
Net income attributable to non-controlling interests	(23.6)	(22.6)
Depreciation and amortization	18.8	15.7
Interest expense, net	42.0	34.3
Equity-based compensation	1.9	2.0
Contingent acquisition compensation expense	—	0.5
Transaction, integration and acquisition costs (1)	3.4	5.5
Reserve adjustments (2)	—	4.8
Loss on disposals and deconsolidations, net	0.6	—
Tax receivable agreement expense	2.4	—
Adjusted EBITDA	$50.7	$47.1

(1)
This amount includes transaction and integration costs of $2.0 million and $5.0 million for three months ended March 31, 2019 and 2018, respectively. This amount includes acquisition costs of $0.2 million and $0.5 million for three months ended March 31, 2019 and 2018, respectively. This amount includes start-up costs related to a de novo surgical hospital of $1.2 million for the three months ended March 31, 2019. There were no comparable costs in the 2018 period.

(2)	This amount represents adjustments to revenue in connection with applying consistent policies to businesses acquired by Surgery Partners in prior periods.
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
When we use the term “Credit Agreement EBITDA,” we are referring to Adjusted EBITDA, as defined above, further adjusted for other items related to our historical financial performance during the trailing twelve month period, including loss on litigation settlement. Also included are adjustments for acquisitions and non-cash expenses. These adjustments do not relate to our historical financial performance and instead relate to estimates compiled by our management and calculated in conformance with the definition of “Consolidated EBITDA” used in the credit agreements governing our credit facilities.

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended March 31, 2019

Cash flows from operating activities	$135.1
Plus (minus):
Non-cash interest income, net	1.6
Non-cash lease expense	(10.1)
Deferred income taxes	(25.2)
Income from equity investments, net of distributions received	(0.1)
Changes in operating assets and liabilities, net of acquisitions and divestitures	(12.0)
Income tax expense	26.4
Net income attributable to non-controlling interests	(111.1)
Interest expense, net	154.7
Transaction, integration and acquisition costs	31.8
Loss on litigation settlements	46.0
Reserve adjustments	(2.1)
Contingent acquisition compensation expense	1.0
Tax receivable agreement expense	2.4
Acquisitions (1)	38.0
Credit Agreement EBITDA	$276.4

(1)
Represents impact of acquired anesthesia entities, physician practices and surgical facilities as if each acquisition had occurred on April 1, 2018 including cost savings from reductions in corporate overhead, supply chain rationalization, enhanced physician engagement, improved payor contracting and revenue synergies associated with the NSH Holdco, Inc. acquisition. Further, this includes revenue synergies from other business initiatives and an adjustment for the effects of adopting the new lease accounting standard, as defined in the Credit Agreement.

Recent Accounting Pronouncements
Please refer to Note 1 to our condensed consolidated financial statements included elsewhere in this report for a discussion of the impact of the adoption of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Additionally, we periodically enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair value of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income.
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. At March 31, 2019, we had outstanding principal amount of debt of $1.454 billion in variable rate instruments. Assuming a hypothetical 100 basis points increase in LIBOR on our debt as of March 31, 2019, our quarterly interest expense would increase by approximately $3.6 million. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2019 based on our indebtedness at March 31, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Stockholder Litigation. On December 4, 2017, a purported Company stockholder filed an action in the Delaware Court of Chancery (the “Delaware Action”). That action is captioned Klein v. H.I.G. Capital, L.L.C., et al., C.A. No. 2017-0862. The plaintiff in the Delaware Action asserted claims against (i) certain current and former members of the Company’s Board of Directors (together, the “Directors”); (ii) H.I.G. Capital, LLC and certain of its affiliates (collectively, “H.I.G.”); and (iii) Bain Capital Private Equity, L.P. and certain of its affiliates (collectively, “Bain Capital” and, together with the Directors and H.I.G., the “Defendants”). The plaintiff asserted derivative claims on behalf of the Company, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of Company stockholders. The plaintiff in the Delaware Action asserted that the Defendants breached their fiduciary duties in connection with the the transactions in which (i) the Company acquired National Surgical Healthcare; (ii) Bain Capital acquired preferred equity in the Company; and (iii) Bain Capital acquired H.I.G.’s equity stake in the Company (collectively, the “Transactions”), and that, in the alternative, Bain Capital aided and abetted those purported breaches. The plaintiff also asserted an unjust enrichment claim against Bain Capital.
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
The Company has been providing information to the government in response to the CIDs and currently has a non-binding agreement in principle with the DOJ on the financial terms of a settlement with the goal of resolving these matters. Based on those discussions, which are still ongoing, we recorded a litigation-related charge of $46.0 million relating to these matters on the consolidated statements of operations for the year ended December 31, 2018. We believe that this reserve is sufficient to cover a potential resolution of the investigation relating to these matters, including legal expenses relating to the settlement that have not previously been recorded in our operating expenses. The ultimate timing, amount and/or final terms of any such resolution may differ materially from those anticipated or we may not be able to reach a resolution at all. It is reasonably possible that we will incur additional losses above the amount reserved, but we are not able to estimate such amounts at this time. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2018 under the heading “Risk Factors - Risks Related to Government Regulation - Companies within the healthcare industry, including us, continue to be the subject of federal and state audits and investigations, including actions for false and other improper claims.”
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
See Note 9. "Commitments and Contingencies" for additional information regarding pending legal proceedings, which information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in the Annual Report on Form 10-K for the period ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(dollars in millions, except per share amounts)
January 1, 2019 to January 31, 2019	27,775	$12.09	—	$46.0
February 1, 2019 to February 28, 2019	32,184	$13.47	—	$46.0
March 1, 2019 to March 31, 2019	39,641	$12.66	—	$46.0
Total	99,600	$12.76	—	$46.0

(1)	Includes shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.

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

4.1
Indenture, dated April 11, 2019, among Surgery Center Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 12, 2019.

10.1
Incremental Revolving Loan Amendment, dated as of March 25, 2019, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2019).

10.2
Employment Agreement, dated February 11, 2019, by and between Surgery Partners, Inc., Surgery Partners, LLC and Eric Evans (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2019).

10.3	Employment Agreement, dated February 22, 2018, by and between Surgery Partners, Inc. and Angela Justice.
10.4	Employment Agreement, dated June 13, 2014, by and between Symbion, Inc. and George M. Goodwin.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ Thomas F. Cowhey Thomas F. Cowhey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 10, 2019