Form 10-Q
period 2019-06-30
Surgery Partners, Inc.
filed 2019-08-09
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-37576
_____________________________________
Surgery Partners, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________

Delaware	47-3620923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Seven Springs Way, Suite 500
Brentwood, Tennessee 37027
(Address of principal executive offices and zip code)
(615) 234-5900
(Registrant’s telephone number, including area code)
_____________________________________
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of August 5, 2019, there were 49,476,880 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in millions, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$117.4	$184.3
Accounts receivable	301.9	307.6
Inventories	44.0	43.4
Prepaid expenses and other current assets	65.7	53.0
Total current assets	529.0	588.3
Property and equipment, net of accumulated depreciation of $75.1 and $56.1, respectively	400.1	426.3
Intangible assets, net	53.6	54.3
Goodwill	3,402.3	3,382.8
Investments in and advances to affiliates	93.4	78.5
Long-term deferred tax assets	99.5	109.2
Other long-term assets	313.0	36.9
Total assets	$4,890.9	$4,676.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71.7	$83.3
Accrued payroll and benefits	45.9	55.2
Other current liabilities	193.9	155.2
Current maturities of long-term debt	57.3	55.6
Total current liabilities	368.8	349.3
Long-term debt, less current maturities	2,397.4	2,270.9
Other long-term liabilities	387.1	271.3

Non-controlling interests—redeemable	316.0	326.6
Redeemable preferred stock - Series A; shares authorized, issued and outstanding - 310,000; redemption value - $376.6 and $359.3, respectively	376.6	359.3

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,000,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 49,502,893 and 48,869,204, respectively	0.5	0.5
Additional paid-in capital	677.8	673.5
Accumulated other comprehensive loss	(50.7)	(22.4)
Retained deficit	(268.9)	(247.0)
Total Surgery Partners, Inc. stockholders' equity	358.7	404.6
Non-controlling interests—non-redeemable	686.3	694.3
Total stockholders' equity	1,045.0	1,098.9
Total liabilities and stockholders' equity	$4,890.9	$4,676.3

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$445.4	$436.6	$862.2	$847.9
Operating expenses:
Salaries and benefits	132.7	134.1	261.9	263.8
Supplies	123.4	121.2	238.4	235.6
Professional and medical fees	36.4	36.7	71.5	72.4
Lease expense	21.0	21.8	41.6	43.2
Other operating expenses	26.9	26.3	53.1	52.4
Cost of revenues	340.4	340.1	666.5	667.4
General and administrative expenses	23.3	26.1	45.0	50.3
Depreciation and amortization	19.1	16.7	37.9	32.4
Income from equity investments	(2.2)	(2.5)	(4.2)	(4.4)
(Gain) loss on disposals and deconsolidations, net	(8.2)	3.2	(7.6)	3.2
Transaction and integration costs	6.2	11.7	8.2	16.7
Loss on debt extinguishment	11.7	—	11.7	—
Other income	(0.4)	(2.2)	(0.4)	(2.4)
Total operating expenses	389.9	393.1	757.1	763.2
Operating income	55.5	43.5	105.1	84.7
Tax receivable agreement expense	—	—	(2.4)	—
Interest expense, net	(46.4)	(35.9)	(88.4)	(70.2)
Income before income taxes	9.1	7.6	14.3	14.5
Income tax expense	1.0	3.3	2.7	5.1
Net income	8.1	4.3	11.6	9.4
Less: Net income attributable to non-controlling interests	(27.9)	(23.8)	(51.5)	(46.4)
Net loss attributable to Surgery Partners, Inc.	(19.8)	(19.5)	(39.9)	(37.0)
Less: Amounts attributable to participating securities	(8.8)	(7.9)	(17.3)	(15.7)
Net loss attributable to common stockholders	$(28.6)	$(27.4)	$(57.2)	$(52.7)

Net loss per share attributable to common stockholders
Basic	$(0.59)	$(0.57)	$(1.19)	$(1.10)
Diluted (1)	$(0.59)	$(0.57)	$(1.19)	$(1.10)
Weighted average common shares outstanding
Basic	48,291	48,016	48,241	48,012
Diluted (1)	48,291	48,016	48,241	48,012
(1) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$8.1	$4.3	$11.6	$9.4
Other comprehensive income, net of tax:
Derivative activity	(16.8)	—	(28.3)	—
Comprehensive (loss) income	$(8.7)	$4.3	$(16.7)	$9.4
Less: Comprehensive income attributable to non-controlling interests	(27.9)	(23.8)	(51.5)	(46.4)
Comprehensive loss attributable to Surgery Partners, Inc.	$(36.6)	$(19.5)	$(68.2)	$(37.0)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2017	48,687	$0.5	$695.5	$—	$(41.3)	$681.9	$1,336.6
Net (loss) income	—	—	—	—	(17.5)	15.9	(1.6)
Equity-based compensation	368	—	1.3	—	—	—	1.3
Preferred dividends	—	—	(7.8)	—	—	—	(7.8)
Repurchase of shares	(157)	—	(2.0)	—	—	—	(2.0)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	2.0	—	—	(1.2)	0.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(22.5)	(22.5)
Balance at March 31, 2018	48,898	0.5	689.0	—	(58.8)	674.1	1,304.8
Net (loss) income	—	—	—	—	(19.5)	16.6	(2.9)
Equity-based compensation	4	—	2.5	—	—	—	2.5
Preferred dividends	—	—	(7.9)	—	—	—	(7.9)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(7.7)	—	—	(17.5)	(25.2)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(16.8)	(16.8)
Balance at June 30, 2018	48,902	$0.5	$675.9	$—	$(78.3)	$656.4	$1,254.5

Balance at December 31, 2018	48,869	$0.5	$673.5	$(22.4)	$(247.0)	$694.3	$1,098.9
Net (loss) income	—	—	—	—	(20.1)	16.0	(4.1)
Equity-based compensation	517	—	0.9	—	—	—	0.9
Preferred dividends	—	—	(8.5)	—	—	—	(8.5)
Other comprehensive loss	—	—	—	(11.5)	—	—	(11.5)
Net effect of adoption of new accounting standard (see Note 1)	—	—	—	—	18.0	—	18.0
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	8.0	—	—	6.1	14.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(23.5)	(23.5)
Balance at March 31, 2019	49,386	0.5	673.9	(33.9)	(249.1)	692.9	1,084.3
Net (loss) income	—	—	—	—	(19.8)	18.7	(1.1)
Equity-based compensation	117	—	3.1	—	—	—	3.1
Preferred dividends	—	—	(8.8)	—	—	—	(8.8)
Other comprehensive loss	—	—	—	(16.8)	—	—	(16.8)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	9.6	—	—	(7.6)	2.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(17.7)	(17.7)
Balance at June 30, 2019	49,503	$0.5	$677.8	$(50.7)	$(268.9)	$686.3	$1,045.0

(1)	Includes post acquisition date adjustments.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$11.6	$9.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.9	32.4
Non-cash interest expense (income), net	0.1	(0.7)
Non-cash lease expense	19.6	—
Equity-based compensation expense	4.9	4.8
(Gain) loss on disposals and deconsolidations, net	(7.6)	3.2
Loss on debt extinguishment	11.7	—
Deferred income taxes	2.0	3.8
Income from equity investments, net of distributions received	0.1	(0.2)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	6.9	12.8
Other operating assets and liabilities	(40.0)	4.1
Net cash provided by operating activities	47.2	69.6

Cash flows from investing activities:
Purchases of property and equipment	(31.8)	(15.9)
Payments for acquisitions, net of cash acquired	(13.2)	(47.9)
Proceeds from disposals of facilities and other assets	17.6	10.2
Purchases of equity investments	(15.2)	—
Other investing activities	(0.3)	(1.2)
Net cash used in investing activities	(42.9)	(54.8)

Cash flows from financing activities:
Principal payments on long-term debt	(422.8)	(45.4)
Borrowings of long-term debt	438.9	21.4
Payments of debt issuance costs	(8.8)	—
Payment of premium on debt extinguishment	(17.8)	—
Payments of preferred dividends	—	(7.8)
Distributions to non-controlling interest holders	(60.9)	(55.8)
Receipts (payments) related to ownership transactions with non-controlling interest holders	1.2	(0.1)
Repurchase of shares	—	(2.0)
Other financing activities	(1.0)	(3.9)
Net cash used in financing activities	(71.2)	(93.6)
Net decrease in cash, cash equivalents and restricted cash	(66.9)	(78.8)
Cash, cash equivalents and restricted cash at beginning of period	184.6	175.2
Cash, cash equivalents and restricted cash at end of period	$117.7	$96.4
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
As of June 30, 2019, the Company owned or operated a portfolio of 128 surgical facilities, comprised of 113 ASCs and 15 surgical hospitals in 31 states. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 85 of the surgical facilities and consolidated 107 of these facilities for financial reporting purposes.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, Consolidation. The Company has the power to direct the activities that most significantly impact a VIEs economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of June 30, 2019, the consolidated VIEs include four surgical facilities, three anesthesia practices and three physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, were $24.8 million and $11.2 million, respectively, and the total liabilities of the consolidated VIEs were $17.2 million and $3.6 million, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Term Loan	$1,440.8	$1,447.9	$1,386.8	$1,382.8
Senior Unsecured Notes due 2021	$—	$406.7	$—	$407.2
Senior Unsecured Notes due 2025	$370.0	$370.0	$324.7	$320.5
Senior Unsecured Notes due 2027	$430.0	$—	$427.9	$—
The fair values in the table above were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values under Level 3 calculations.
The Company has entered into certain interest rate swap agreements (see Note 6. "Derivatives and Hedging Activities"). The fair value of these derivative instruments was $50.7 million and $22.4 million at June 30, 2019 and December 31, 2018, respectively, and was included in other long-term liabilities in the condensed consolidated balance sheets. The fair value of these derivative financial instruments was based on a quoted market price, or a Level 2 computation.
The Company maintains a supplemental executive retirement savings plan (the "SERP") for certain executive officers. The SERP is a non-qualified deferred compensation plan for eligible executive officers and other key employees of the Company that allows participants to defer portions of their compensation. The fair value of the SERP assets and liabilities were based on quoted market prices, or Level 1 computations. As of June 30, 2019 and December 31, 2018, the fair value of both the assets and liabilities in the SERP were $1.0 million and $1.4 million, respectively, and were included in other long-term assets and other long-term liabilities in the condensed consolidated balance sheets.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Patient service revenues:
Surgical facilities revenues	94.1%	92.6%	94.0%	93.0%
Ancillary services revenues	4.6%	4.9%	4.7%	4.9%
	98.7%	97.5%	98.7%	97.9%
Other service revenues:
Optical services revenues	0.2%	0.6%	0.2%	0.7%
Other revenues	1.1%	1.9%	1.1%	1.4%
	1.3%	2.5%	1.3%	2.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$230.5	52.4%	$227.7	53.5%
Government	178.1	40.5%	163.9	38.6%
Self-pay	9.5	2.2%	13.1	3.1%
Other (1)	21.4	4.9%	20.6	4.8%
Total patient service revenues	439.5	100.0%	425.3	100.0%
Other service revenues:
Optical services revenues	1.0		2.8
Other revenues	4.9		8.5
Total revenues	$445.4		$436.6

	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$445.8	52.4%	$444.2	53.5%
Government	343.0	40.3%	321.0	38.7%
Self-pay	20.3	2.4%	25.9	3.1%
Other (1)	41.2	4.9%	38.9	4.7%
Total patient service revenues	850.3	100.0%	830.0	100.0%
Other service revenues:
Optical services revenues	2.1		5.8
Other revenues	9.8		12.1
Total revenues	$862.2		$847.9

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Cash, cash equivalents and restricted cash reported within the consolidated statement of cash flows includes $0.3 million of restricted investments, which are reflected in other long-term assets in the consolidated balance sheet at both June 30, 2019 and December 31, 2018. These restricted investments represent restricted cash held in accordance with the provisions of a long-term operating lease agreement held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
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
Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of June 30, 2019 and December 31, 2018, the Company had a net third-party Medicaid settlements liability of $7.5 million and $4.8 million, respectively, included in other current liabilities in the condensed consolidated balance sheets.
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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $10.0 million and $8.5 million at June 30, 2019 and December 31, 2018, respectively.
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions for the six months ended June 30, 2019 is included in Note 2. "Acquisitions."
A summary of activity related to goodwill for the six months ended June 30, 2019 is as follows (in millions):

Balance at December 31, 2018	$3,382.8
Acquisitions, including post acquisition adjustments	19.5
Balance at June 30, 2019	$3,402.3
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of activity related to the non-controlling interests—redeemable is as follows (in millions):

Balance at December 31, 2018	$326.6
Net income attributable to non-controlling interests—redeemable	16.8
Acquisition and disposal of shares of non-controlling interests, net—redeemable (1)	(7.7)
Distributions to non-controlling interest—redeemable holders	(19.7)
Balance at June 30, 2019	$316.0

(1)	Includes post acquisition date adjustments.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
2. Acquisitions
During the six months ended June 30, 2019, the Company acquired a controlling interest in one surgical facility and a physician practice for a combined cash purchase price of $13.2 million, net of cash acquired. The acquisitions were funded through cash from operations. The total consideration was allocated to the assets acquired and liabilities assumed based upon the respective acquisition date fair values. The aggregate amounts preliminarily recognized for each major class of assets acquired and liabilities assumed for the acquisitions are as follows (in millions):

Cash consideration	$13.4
Fair value of non-controlling interests	8.3
Aggregate acquisition date fair value	$21.7
Net assets acquired:
Current Assets	$1.4
Property and equipment	1.0
Goodwill	19.9
Current liabilities	(0.5)
Long-term debt, less current maturities	(0.1)
Aggregate acquisition date fair value	$21.7
The fair values assigned to certain assets acquired and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. During the six months ended June 30, 2019, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2018. The goodwill acquired was primarily allocated to the Company's reportable segments as follows: $11.4 million to surgical facility services and $8.5 million to ancillary services. The results of operations of the acquisitions were included in the Company’s results of operations beginning on the dates of acquisition and were not considered significant for the six months ended June 30, 2019.
Other Acquisitions and Dispositions
During the six months ended June 30, 2019, the Company acquired a non-controlling interest in four surgical facilities for a cash investment of $14.0 million. The non-controlling interest was accounted for as an equity method investment and recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets.
During the six months ended June 30, 2019, the Company disposed of previously owned real property associated with one of its existing non-consolidated surgical facilities. In connection with the sale, the Company recognized a $10.9 million pretax gain included in (gain) loss on disposals and deconsolidations, net in the accompanying condensed consolidated statements of operations. The sale did not impact the Company's investment in the surgical facility, which continues to be accounted for as an equity method investment.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Long-Term Debt
A summary of long-term debt is as follows (in millions):

	June 30, 2019	December 31, 2018

Term Loan (1)	$1,440.8	$1,447.9
Senior Unsecured Notes due 2021 (2)	—	406.7
Senior Unsecured Notes due 2025	370.0	370.0
Senior Unsecured Notes due 2027	430.0	—
Notes payable and secured loans	75.9	79.4
Finance lease obligations (3)	149.2	25.4
Less: unamortized debt issuance costs	(11.2)	(2.9)
Total debt	2,454.7	2,326.5
Less: Current maturities	57.3	55.6
Total long-term debt	$2,397.4	$2,270.9

(1)	Includes unamortized fair value discount of $5.3 million and $5.5 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Includes unamortized fair value premium of $6.7 million as of December 31, 2018. The premium was written off upon redemption as discussed below.

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

Senior Unsecured Notes due 2027
Effective April 11, 2019, the Company issued an aggregate principal amount of $430.0 million of senior unsecured notes due April 15, 2027 (the "2027 Unsecured Notes"). The 2027 Unsecured Notes bear interest at the rate of 10.000% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2019. The 2027 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly-owned restricted subsidiaries that guarantees the 2017 Senior Secured Credit Facilities (subject to certain exceptions).
The Company may redeem up to 40% of the aggregate principal amount of the 2027 Unsecured Notes at any time prior to April 15, 2022, with the net cash proceeds of certain equity issuances at a redemption price equal to 110.000% of the principal amount of notes to be redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption.
The Company may redeem the 2027 Unsecured Notes, in whole or in part, at any time prior to April 15, 2022, at a redemption price equal to 100% of the principal amount of notes to be redeemed plus the applicable premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company may redeem the 2027 Unsecured Notes, in whole or in part, at any time on or after April 15, 2022, at the redemption prices set forth below (expressed as a percentage of the principal amount of notes to be redeemed), plus accrued and unpaid interest, if any, to, but excluding, the date of redemption:

April 15, 2022 to April 14, 2023	105.000%
April 15, 2023 to April 14, 2024	102.500%
April 15, 2024 and thereafter	100.000%
If Surgery Center Holdings, Inc. experiences a change of control under certain circumstances, it must offer to purchase the 2027 Unsecured Notes at a purchase price equal to 101.000% of the aggregate principal amount of notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The indenture governing the 2027 Unsecured Notes contains customary affirmative and negative covenants, which, among other things, limit the Company’s ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
In connection with the offering of the 2027 Unsecured Notes, the Company recorded debt issuance costs of $8.8 million.
Senior Unsecured Notes due 2021
In connection with issuance of the 2027 Unsecured Notes as discussed above, the Company redeemed all of the then existing senior unsecured notes due 2021 ("2021 Unsecured Notes"). The redemption price was equal to 104.438% of the outstanding principal amount plus

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accrued and unpaid interest. In connection with the redemption, the Company recorded a debt extinguishment loss of $11.7 million, included in loss on debt extinguishment in the condensed consolidated statements of operations for the three and six months ending June 30, 2019. The loss includes the redemption premium paid partially offset by the write-off of the unamortized fair value premium as of the redemption date.
Revolver
In connection with the completion of the issuance of the 2027 Unsecured Notes, the outstanding commitments under the Company's revolving credit facility ("Revolver") were increased by $45.0 million pursuant to an incremental amendment to the credit agreement governing its revolving credit facility. As of both June 30, 2019 and December 31, 2018, the Company had no outstanding borrowing on the Revolver. As of June 30, 2019, the Company's availability on the Revolver was $115.9 million (including outstanding letters of credit of $4.1 million).
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
The Company's operating leases are primarily for real estate, including medical office buildings, and corporate and other administrative offices. The Company's finance leases are primarily for medical equipment and information technology and telecommunications assets. Real estate lease agreements typically have initial terms of ten years and may include one or more options to renew. Certain leases also include options to purchase the leased property. The useful life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The majority of the Company's medical equipment leases have a bargain purchase option that is reasonably certain of exercise, so these assets are depreciated over their useful life, typically ranging from five to seven years.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the condensed consolidated balance sheets at June 30, 2019 (in millions):

Component of Lease Balances	Classification in Condensed Consolidated Balance Sheets	June 30, 2019
Assets:
Operating lease assets	Other long-term assets	$285.0
Finance lease assets	Property and equipment, net of accumulated depreciation	146.1
Total leased assets		$431.1

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$34.8
Long-term	Other long-term liabilities	255.1
Total operating lease liabilities		289.9
Finance lease liabilities:
Current	Current maturities of long-term debt	13.1
Long-term	Long-term debt, less current maturities	136.1
Total finance lease liabilities		149.2
Total lease liabilities		$439.1
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statement of operations for the six months ended June 30, 2019 (in millions):

Component of Lease Balances	Classification in Condensed Consolidated Statement of Operations	June 30, 2019

Operating lease costs	Lease expense and general and administrative expenses	$34.4
Finance lease costs
Amortization of leased assets	Depreciation and amortization	9.3
Interest on lease liabilities	Interest expense, net	7.3
Total finance lease costs		16.6
Variable and short-term lease costs	Lease expense and general and administrative expenses	6.0
Total lease costs		$57.0
During the six months ended June 30, 2019, the Company incurred lease costs of $10.2 million under operating lease agreements with physician investors who are related parties. During the six months ended June 30, 2019, the Company paid rent of $3.2 million under a finance lease agreement with a lessor who is a related party. One of the Company's surgical facilities has a non-controlling ownership interest in the lessor. Payments are allocated to principal adjustments of the finance lease liability and interest expense.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average lease terms and discount rates and cash flow information for operating and finance leases are presented in the following table (dollars in millions):

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	8.5
Finance leases	13.1
Weighted-average discount rate
Operating leases	10.3%
Finance leases	10.5%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$32.8
Operating cash outflows from finance leases	$7.3
Financing cash outflows from finance leases	$5.2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5.0
Finance leases	$5.0
Future maturities of lease liabilities at June 30, 2019 are presented in the following table (in millions):

	Operating Leases	Finance Leases

2019	$35.4	$15.2
2020	59.7	26.3
2021	55.1	24.4
2022	49.9	21.4
2023	46.6	19.1
Thereafter	195.8	187.6
Total lease payments	442.5	294.0
Less: imputed interest	(152.6)	(144.8)
Total lease obligations	$289.9	$149.2
Future maturities of lease liabilities at December 31, 2018, prior to the adoption of the Lease Accounting Standard, are presented in the following table (in millions):

	Operating Leases (1)	Capital Leases

2019	$81.5	$8.8
2020	75.6	6.7
2021	66.7	4.7
2022	61.3	2.9
2023	57.2	1.5
Thereafter	470.2	4.3
Total lease payments	$812.5	28.9
Less: imputed interest		(3.5)
Capital lease obligations		$25.4

(1)
Includes financing obligations payable to the lessors of certain land, buildings and improvements that arose due to the Company's continued involvement with the leased assets under the sale-leaseback guidance in effect prior to the adoption of the Lease Accounting Standard. As of December 31, 2018, the current portion of the financing

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

obligations was $7.0 million and was included in other current liabilities in the consolidated balance sheets. The long-term portion of the finance obligations was $149.8 million and was included as other long-term liabilities in the consolidated balance sheets.
5. Redeemable Preferred Stock
On August 31, 2017, the Company issued 310,000 shares of Series A Preferred Stock to Bain at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million (the "Preferred Private Placement").
A summary of activity related to the redeemable preferred stock follows (in millions):

Balance at December 31, 2018	$359.3
Dividends accrued (there were no cash dividends declared)	17.3
Balance at June 30, 2019	$376.6
There were no unpaid cash dividends declared at both June 30, 2019 and December 31, 2018. The aggregate and per share amounts of unpaid cumulative preferred dividends as of June 30, 2019 was $51.0 million and $164.64, respectively.
6. Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $11.6 million will be reclassified as an increase to interest expense.
As of June 30, 2019, the Company had four interest rate swaps with a current notional amount of $1.2 billion and a termination date of November 30, 2023. The derivatives are recorded at fair value (see Note 1. "Organization and Summary of Accounting Policies") and classified as a long-term liability included in other long-term liabilities in the condensed consolidated balance sheets.
The following table presents the pre-tax effect of the interest rate swaps on the Company's accumulated other comprehensive income ("OCI") and statement of operations for the three and six months ended June 30, 2019 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (1)	2019	2018 (1)
Derivatives in Cash Flow Hedging Relationships
Loss recognized in OCI (effective portion)	$18.3	$—	$31.1	$—
Loss reclassified from accumulated OCI to interest expense (effective portion)	$1.5	$—	$2.8	$—

(1)	There were no derivatives outstanding for the comparative periods in 2018.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to Surgery Partners, Inc.	$(19.8)	$(19.5)	$(39.9)	$(37.0)
Less: amounts allocated to participating securities (1)	(8.8)	(7.9)	(17.3)	(15.7)
Net loss attributable to common stockholders	$(28.6)	$(27.4)	$(57.2)	$(52.7)

Denominator:
Weighted average shares outstanding- basic	48,291	48,016	48,241	48,012
Effect of dilutive securities (2)	—	—	—	—
Weighted average shares outstanding- diluted	48,291	48,016	48,241	48,012

Loss per share:
Basic	$(0.59)	$(0.57)	$(1.19)	$(1.10)
Diluted (2)	$(0.59)	$(0.57)	$(1.19)	$(1.10)

Dilutive securities outstanding not included in the computation of loss per share as their effect is antidilutive:
Stock options	—	161	—	144
Restricted shares	25	86	27	83
Convertible preferred stock	N/A	N/A	N/A	N/A

(1)	Includes dividends accrued during all periods for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses.

(2)	The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in each period.
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
There were no share repurchases under the share repurchase program during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company repurchased 156,818 shares of its common stock stock at an average price of $12.64 per share through market purchases. At June 30, 2019, the Company had $46.0 million of repurchase authorization available under the December 2017 authorization.
8. Other Assets and Liabilities
Other Long-Term Assets
A summary of other long-term assets is as follows (in millions):

	June 30, 2019	December 31, 2018

Right-of-use operating lease assets	$285.0	$—
Other	28.0	36.9
Total	$313.0	$36.9

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	June 30, 2019	December 31, 2018

Accrued legal settlement	$42.0	$42.3
Right-of-use operating lease liabilities	34.8	—
Interest payable	22.4	20.8
Amounts due to patients and payors	17.5	20.0
Accrued expenses and other	77.2	72.1
Total	$193.9	$155.2
Other Long-Term Liabilities
A summary of other long-term liabilities is as follows (in millions):

	June 30, 2019	December 31, 2018

Right-of-use operating lease liabilities	$255.1	$—
Facility lease obligations	—	149.8
Other	132.0	121.5
Total	$387.1	$271.3
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
Insurance Reserves
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers' compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon periodic actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of June 30, 2019 and December 31, 2018 were $19.4 million and $18.2 million, respectively. The balances include expected insurance recoveries of $12.0 million at each of June 30, 2019 and December 31, 2018.

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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Assuming the Company’s effective tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates that the total remaining amounts payable under the TRA was approximately $68.2 million and $64.6 million as of June 30, 2019 and December 31, 2018, respectively. As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $53.9 million and $48.5 million as of June 30, 2019 and December 31, 2018, respectively. The current portion of the liability was $8.0 million and $7.6 million as of June 30, 2019 and December 31, 2018, respectively, and was included as a component of other current liabilities in the condensed consolidated balance sheet. The long-term portion was included as a component of other long-term liabilities in the condensed consolidated balance sheets.
10. Segment Reporting
The Company operates in three major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities, the operation of ancillary services and the operation of optical services. The surgical facility services segment consists of the operation of ASCs and surgical hospitals and includes anesthesia services. The ancillary services segment consists of a diagnostic laboratory and multi-specialty physician practices. The optical services segment consists of an optical products group purchasing organization. "All other" primarily consists of the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Surgical facility services	$424.0	$413.0	$819.8	$801.3
Ancillary services	20.4	20.8	40.3	40.8
Optical services	1.0	2.8	2.1	5.8
Total	$445.4	$436.6	$862.2	$847.9

Adjusted EBITDA:
Surgical facility services	$78.4	$75.5	$146.8	$142.0
Ancillary services	1.4	1.0	2.6	2.1
Optical services	0.4	0.7	0.9	1.5
All other	(19.0)	(21.8)	(38.3)	(43.1)
Total	$61.2	$55.4	$112.0	$102.5

Adjusted EBITDA:	$61.2	$55.4	$112.0	$102.5
Net income attributable to non-controlling interests	27.9	23.8	51.5	46.4
Depreciation and amortization	(19.1)	(16.7)	(37.9)	(32.4)
Interest expense, net	(46.4)	(35.9)	(88.4)	(70.2)
Equity-based compensation expense	(3.0)	(2.8)	(4.9)	(4.8)
Contingent acquisition compensation expense	—	(0.5)	—	(1.0)
Transaction, integration and acquisition costs (1)	(8.0)	(12.5)	(11.5)	(18.0)
Reserve adjustments (2)	—	—	—	(4.8)
Loss on debt extinguishment	(11.7)	—	(11.7)	—
Gain (loss) on disposals and deconsolidations, net	8.2	(3.2)	7.6	(3.2)
Tax receivable agreement expense	—	—	(2.4)	—
Income before income taxes	$9.1	$7.6	$14.3	$14.5

(1)
For the three months ended June 30, 2019 and 2018, this amount includes transaction and integration costs of $6.2 million and $11.7 million, respectively, and acquisition costs of $1.2 million and $0.8 million, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $0.6 million for the three months ended June

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

30, 2019, with no comparable costs in the 2018 period. For the six months ended June 30, 2019 and 2018, this amount includes transaction and integration costs of $8.2 million and $16.7 million, respectively, and acquisition costs of $1.5 million and $1.3 million, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $1.8 million for the six months ended June 30, 2019, with no comparable costs in the 2018 period.

(2)	This amount represents adjustments to revenue in connection with applying consistent policies across the combined company as a result of the integration of Surgery Partners and NSH Holdco, Inc.

	June 30, 2019	December 31, 2018
Assets:
Surgical facility services	$4,445.5	$4,204.3
Ancillary services	80.1	52.7
Optical services	21.8	20.1
All other	343.5	399.2
Total assets	$4,890.9	$4,676.3

	Six Months Ended June 30,
	2019	2018
Cash purchases of property and equipment, net:
Surgical facility services	$25.3	$13.2
Ancillary services	0.3	0.3
All other	6.2	2.4
Total cash purchases of property and equipment, net	$31.8	$15.9

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
Considering these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.
These forward-looking statements speak only as of the date made. Other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.
Executive Overview
Total revenues for the second quarter of 2019 increased 2.0% to $445.4 million from $436.6 million for the second quarter of 2018. The implementation of a recent accounting standard on revenue recognition lowered total revenues in the second quarter of 2019 and 2018 by $7.4 million and $8.2 million, respectively. Same-facility revenues for the second quarter of 2019 increased 7.9% from the same period last year, with a 5.9% increase in revenue per case and a 2.0% increase in same-facility cases. For the second quarter of 2019, the net loss attributable to common stockholders was $28.6 million compared to $27.4 million for the same period last year. For the second quarter of 2019, Adjusted EBITDA increased 10.5% to $61.2 million compared to $55.4 million for the same period last year. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Metrics."
We had cash and cash equivalents of $117.4 million and $115.9 million of borrowing capacity under our revolving credit facility at June 30, 2019. Net operating cash outflows, including operating cash flows less distributions to non-controlling interests, were $0.4 million for the second quarter of 2019.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the six months ended June 30, 2019, we completed the acquisitions of a surgical facility and a physician practice for an investment of $13.4 million. Additionally, during the six months ended June 30, 2019, we acquired a non-controlling interest in four surgical facilities for a cash investment of $14.0 million. The non-controlling interest was accounted for as an equity method investment and recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Patient service revenues:
Surgical facilities revenues	94.1%	92.6%	94.0%	93.0%
Ancillary services revenues	4.6%	4.9%	4.7%	4.9%
	98.7%	97.5%	98.7%	97.9%
Other service revenues:
Optical services revenues	0.2%	0.6%	0.2%	0.7%
Other	1.1%	1.9%	1.1%	1.4%
	1.3%	2.5%	1.3%	2.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Private insurance payors	52.4%	53.5%	52.4%	53.5%
Government payors	40.5%	38.6%	40.3%	38.7%
Self-pay payors	2.2%	3.1%	2.4%	3.1%
Other payors (1)	4.9%	4.8%	4.9%	4.7%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Gastrointestinal	21.2%	21.7%	21.2%	21.4%
General surgery	2.9%	2.9%	3.0%	3.0%
Ophthalmology	24.8%	25.8%	24.2%	25.8%
Orthopedic and pain management	36.9%	37.0%	37.2%	37.3%
Other	14.2%	12.6%	14.4%	12.5%
Total	100.0%	100.0%	100.0%	100.0%

Case Growth
Same-facility Information
Same-facility information includes cases and revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior period).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Cases	141,421	138,710	274,289	269,815
Case growth	2.0%	N/A	1.7%	N/A
Revenue per case	$3,166	$2,991	$3,162	$3,020
Revenue per case growth	5.9%	N/A	4.7%	N/A
Number of work days in the period	64	64	127	128
Case growth (days adjusted)	2.0%	N/A	2.5%	N/A
Revenue growth (days adjusted)	7.9%	N/A	7.3%	N/A
Number of facilities	110	N/A	110	N/A
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
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 63 days for both the six months ended June 30, 2019 and the year ended December 31, 2018.
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

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table summarizes certain results from the statements of operations for the three months ended June 30, 2019 and 2018. The table also shows the percentage relationship to revenues for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2019	2018

Revenues	$445.4	$436.6
Operating expenses:
Cost of revenues	340.4	340.1
General and administrative expenses	23.3	26.1
Depreciation and amortization	19.1	16.7
Income from equity investments	(2.2)	(2.5)
(Gain) loss on disposals and deconsolidations, net	(8.2)	3.2
Transaction and integration costs	6.2	11.7
Loss on debt extinguishment	11.7	—
Other income	(0.4)	(2.2)
Total operating expenses	389.9	393.1
Operating income	55.5	43.5
Interest expense, net	(46.4)	(35.9)
Income before income taxes	9.1	7.6
Income tax expense	1.0	3.3
Net income	8.1	4.3
Less: Net income attributable to non-controlling interests	(27.9)	(23.8)
Net loss attributable to Surgery Partners, Inc.	$(19.8)	$(19.5)
Overview. During the three months ended June 30, 2019, our revenues increased 2.0% to $445.4 million compared to $436.6 million for the three months ended June 30, 2018. We incurred a net loss attributable to Surgery Partners, Inc. of $19.8 million for the 2019 period, compared to $19.5 million for the 2018 period.
Revenues. Revenues for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 were as follows (dollars in millions):

	Three Months Ended June 30,
	2019	2018

Patient service revenues	$439.5	$425.3
Optical service revenues	1.0	2.8
Other service revenues	4.9	8.5
Total revenues	$445.4	$436.6
Patient service revenues increased 3.3% to $439.5 million for the three months ended June 30, 2019 compared to $425.3 million for the three months ended June 30, 2018. The 2018 period includes patient service revenues associated with disposed facilities that are not included in the 2019 period.
Cost of Revenues. Cost of revenues were $340.4 million for the three months ended June 30, 2019 compared to $340.1 million for the three months ended June 30, 2018. As a percentage of revenues, cost of revenues decreased to 76.4% for the 2019 period compared to 77.9% for the 2018 period, partially due to a change in surgical case mix.
General and Administrative Expenses. General and administrative expenses were $23.3 million for the three months ended June 30, 2019 compared to $26.1 million for the three months ended June 30, 2018. The decrease is primarily due to reduced costs upon completion of our planned investment in our corporate infrastructure and integration of corporate office functions related to acquisitions we completed in 2017. As a percentage of revenues, general and administrative expenses decreased to 5.2% for the 2019 period compared to 6.0% for the 2018 period.

Depreciation and Amortization. Depreciation and amortization was $19.1 million and $16.7 million for the three months ended June 30, 2019 and 2018, respectively. As a percentage of revenues, depreciation and amortization expenses was 4.3% for the 2019 period compared to 3.8% for the 2018 period. The increase is primarily due to increased capital investments and integration of acquisitions we completed in 2018.
(Gain) Loss on Disposals and Deconsolidations, Net. The net gain on disposals and deconsolidations was $8.2 million for the 2019 period, including a $10.9 million gain on the sale of previously owned real property associated with one of our non-consolidated surgical facility equity method investments, offset by a loss of $2.7 million on disposals of other long-lived assets. The net loss on disposals and deconsolidations was $3.2 million for the 2018 period, including a net loss of $1.5 million on the sale of surgical facilities and $2.8 million on disposals of other long-lived assets, offset by a net gain of $1.1 million on the deconsolidation of a surgical facility.
Transaction and Integration Costs. We incurred $6.2 million of transaction and integration costs for the three months ended June 30, 2019 compared to $11.7 million for the three months ended June 30, 2018. The decrease primarily relates to reduced reorganization costs as we complete our planned investment in our infrastructure and the integration of acquisitions we completed in 2017.
Loss on Debt Extinguishment. We incurred a debt extinguishment loss of $11.7 million in connection with issuance of the 2027 Unsecured Notes (defined in Note 3. "Long-Term Debt" to the Condensed Consolidated Financial Statements elsewhere in this report). The loss includes the redemption premium paid to redeem the 2021 Unsecured Notes partially offset by the write-off of the unamortized fair value premium as of the redemption date.
Interest Expense, Net. Interest expense, net, increased 29.2%, to $46.4 million for the three months ended June 30, 2019 compared to $35.9 million for the three months ended June 30, 2018. The increase primarily relates to the $180.0 million senior secured incremental term loan, which was fully funded on October 23, 2018 and the issuance of $430.0 million in senior unsecured notes effective April 11, 2019. As a percentage of revenues, interest expense, net was 10.4% for the 2019 period compared to 8.2% for the 2018 period.
Income Tax Expense.  The income tax expense was $1.0 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate was 11.0% for the three months ended June 30, 2019 compared to 43.5% for the three months ended June 30, 2018. The effective tax rate for the 2018 period was primarily due to the Tax Act, which implemented an interest expense limitation resulting in a deferred tax asset that required a valuation allowance to be reported at its net realizable value. We recorded additional tax expense in 2018 to account for the gain on divestitures and valuation allowances on state tax attributes resulting from legislative changes enacted during the second quarter of 2018. The effective tax rate was further impacted by the Tax Act as a result of the reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $27.9 million for the three months ended June 30, 2019 compared to $23.8 million for the three months ended June 30, 2018. As a percentage of revenues, net income attributable to non-controlling interests was 6.3% in the 2019 period and 5.5% for the 2018 period.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table summarizes certain results from the statements of operations for the six months ended June 30, 2019 and 2018. The table also shows the percentage relationship to revenues for the periods indicated (dollars in millions):

	Six Months Ended June 30,
	2019	2018

Revenues	$862.2	$847.9
Operating expenses:
Cost of revenues	666.5	667.4
General and administrative expenses	45.0	50.3
Depreciation and amortization	37.9	32.4
Income from equity investments	(4.2)	(4.4)
(Gain) loss on disposals and deconsolidations, net	(7.6)	3.2
Transaction and integration costs	8.2	16.7
Debt extinguishment costs	11.7	—
Other income	(0.4)	(2.4)
Total operating expenses	757.1	763.2
Operating income	105.1	84.7
Tax receivable agreement expense	(2.4)	—
Interest expense, net	(88.4)	(70.2)
Income before income taxes	14.3	14.5
Income tax expense	2.7	5.1
Net income	11.6	9.4
Less: Net income attributable to non-controlling interests	(51.5)	(46.4)
Net loss attributable to Surgery Partners, Inc.	$(39.9)	$(37.0)
Overview. During the six months ended June 30, 2019, our revenues increased 1.7% to $862.2 million compared to $847.9 million for the six months ended June 30, 2018. We incurred a net loss attributable to Surgery Partners, Inc. of $39.9 million for the 2019 period, compared to $37.0 million for the 2018 period.
Revenues. Revenues for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 were as follows (dollars in millions):

	Six Months Ended June 30,
	2019	2018

Patient service revenues	$850.3	$830.0
Optical service revenues	2.1	5.8
Other service revenues	9.8	12.1
Total revenues	$862.2	$847.9
Patient service revenues increased 2.4% to $850.3 million for the six months ended June 30, 2019 compared to $830.0 million for the six months ended June 30, 2018. The 2018 period includes patient service revenues associated with disposed facilities that are not included in the 2019 period.
Cost of Revenues. Cost of revenues were $666.5 million for the six months ended June 30, 2019 compared to $667.4 million for the six months ended June 30, 2018. As a percentage of revenues, cost of revenues were 77.3% for the 2019 period and 78.7% for the 2018 period.
General and Administrative Expenses. General and administrative expenses were $45.0 million for the six months ended June 30, 2019 compared to $50.3 million for the six months ended June 30, 2018. The decrease is primarily due to reduced costs upon completion of our planned investment in our corporate infrastructure and integration of corporate office functions related to acquisitions we completed in 2017. As a percentage of revenues, general and administrative expenses decreased to 5.2% for the 2019 period compared to 5.9% for the 2018 period.

Depreciation and Amortization. Depreciation and amortization was $37.9 million and $32.4 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of revenues, depreciation and amortization expenses was 4.4% for the 2019 period compared to 3.8% for the 2018 period. The increase is primarily due to increased capital investments and integration of acquisitions we completed in 2018.
(Gain) Loss on Disposals and Deconsolidations, Net. The net gain on disposals and deconsolidations was $7.6 million for the 2019 period, including a $10.9 million gain on the sale of previously owned real property associated with one of our non-consolidated surgical facility equity method investments, offset by a loss of $3.3 million on disposals of other long-lived assets. The net loss on disposals and deconsolidations was $3.2 million for the 2018 period, including a net loss of $1.5 million on the sale of surgical facilities and $2.8 million on disposals of other long-lived assets, offset by a net gain of $1.1 million on the deconsolidation of a surgical facility.
Transaction and Integration Costs. We incurred $8.2 million of transaction and integration costs for the six months ended June 30, 2019 compared to $16.7 million for the six months ended June 30, 2018. The decrease primarily relates to reduced reorganization costs as we complete our planned investment in our infrastructure and the integration of acquisitions we completed in 2017.
Loss on Debt Extinguishment. We incurred a debt extinguishment loss of $11.7 million in connection with issuance of the 2027 Unsecured Notes (defined in Note 3. "Long-Term Debt" to the Condensed Consolidated Financial Statements elsewhere in this report). The loss includes the redemption premium paid to redeem the 2021 Unsecured Notes partially offset by the write-off of the unamortized fair value premium as of the redemption date.
Interest Expense, Net. Interest expense, net, increased 25.9%, to $88.4 million for the six months ended June 30, 2019 compared to $70.2 million for the six months ended June 30, 2018. The increase primarily relates to the $180.0 million senior secured incremental term loan, which was fully funded on October 23, 2018 and the issuance of $430.0 million in senior unsecured notes effective April 11, 2019. As a percentage of revenues, interest expense, net increased to 10.3% for the 2019 period compared to 8.3% for the 2018 period.
Income Tax Expense.  The income tax expense was $2.7 million and $5.1 million for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate was 18.9% for the six months ended June 30, 2019 compared to 35.0% for the six months ended June 30, 2018. The effective tax rate for the 2018 period was primarily due to the Tax Act, which implemented an interest expense limitation resulting in a deferred tax asset that required a valuation allowance to be reported at its net realizable value. We recorded additional tax expense in 2018 to account for the gain on divestitures and valuation allowances on state tax attributes resulting from legislative changes enacted during the second quarter of 2018. The effective tax rate was further impacted by the Tax Act as a result of the reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $51.5 million for the six months ended June 30, 2019 compared to $46.4 million for the six months ended June 30, 2018. As a percentage of revenues, net income attributable to non-controlling interests was 6.0% in the 2019 period and 5.5% for the 2018 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the six months ended June 30, 2019, our cash flow provided by operating activities was $47.2 million compared to $69.6 million in the six months ended June 30, 2018 primarily due to the timing of certain payroll and trade payable payments.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2019 was $42.9 million, which included $31.8 million related to purchases of property and equipment. We paid an additional $13.2 million in cash for acquisitions (net of cash acquired), which primarily included a surgical facility and physician practice. Further, we paid $15.2 million in cash for a non-controlling interest in four surgical facilities accounted for as equity method investments and we received cash proceeds of $17.6 million related to the sale of previously owned real property associated with one of our non-consolidated equity method investments
Net cash used in investing activities during the six months ended June 30, 2018 was $54.8 million, which included $15.9 million related to purchases of property and equipment. We paid $47.9 million in cash for acquisitions (net of cash acquired), which primarily included three surgical facilities, one of which was merged into an existing facility and multiple physician practices. Further, we received cash proceeds of $10.2 million primarily related to the disposal of two surgical facilities.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2019 was $71.2 million. During this period, we made distributions to non-controlling interest holders of $60.9 million and received cash related to ownership transactions with consolidated affiliates of $1.2 million. Further, we made repayments on our long-term debt of $422.8 million, which was offset by borrowings of $438.9 million. In connection with the issuance of the 2027 Unsecured Notes and redemption of the existing 2021 Unsecured Notes, we paid debt issuance costs of $8.8 million and paid a redemption premium of $17.8 million.

Net cash used in financing activities during the six months ended June 30, 2018 was $93.6 million. During this period, we made distributions to non-controlling interest holders of $55.8 million and payments related to ownership transactions with consolidated affiliates of $0.1 million. Further, we made repayments on our long-term debt of $45.4 million offset by borrowings of $21.4 million. In addition, we made preferred dividend payments of $7.8 million and repurchased $2.0 million of our common stock pursuant to our $50 million repurchase program announced on December 15, 2017.
Debt
As of June 30, 2019, the carrying value of our total indebtedness, was $2.455 billion, which includes unamortized fair value discount of $5.3 million and unamortized deferred financing costs of $11.2 million.
Term Loan and Revolving Credit Facility
We have term loan borrowings with a carrying value of $1.441 billion, consisting of outstanding aggregate principal of $1.446 billion and unamortized fair value discount of $5.3 million (the "Term Loan") as of June 30, 2019. The Term Loan matures on August 31, 2024. The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan.
We have a revolving credit facility providing for revolving borrowings of up to $120.0 million (the "Revolver" and, together with the Term Loan, the "2017 Senior Secured Credit Facilities"). The Revolver will mature on August 31, 2022. As of June 30, 2019, our availability on the Revolver was $115.9 million (including outstanding letters of credit of $4.1 million).
The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the credit agreement, we may request one or more additional incremental term loan facilities or one or more increases in the commitments on the Revolver.
The 2017 Senior Secured Credit Facilities bear interest at a rate per annum equal to (x) LIBOR plus a margin ranging from 3.00% to 3.25% per annum, depending on our first lien net leverage ratio or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (solely with respect to the Term Loan, the alternate base rate shall not be less than 2.00% per annum)) plus a margin ranging from 2.00% to 2.25% per annum. In addition, we are required to pay a commitment fee of 0.50% per annum in respect of unused commitments on the Revolver.
Senior Unsecured Notes
On April 11, 2019, we completed the issuance and sale of $430.0 million in gross proceeds of senior unsecured notes due 2027 (the "2027 Unsecured Notes"). The 2027 Unsecured Notes bear interest at the rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2019. In connection with issuance of the 2027 Unsecured Notes, we redeemed in whole the then existing 2021 Unsecured Notes. The redemption price was equal to 104.438% of the outstanding principal amount plus accrued and unpaid interest. Refer to Note 3. "Long-Term Debt" to the Condensed Consolidated Financial Statements elsewhere in this report for further discussion.
We have $370.0 million aggregate principal amount of senior unsecured notes due July 1, 2025 outstanding (the "2025 Unsecured Notes"). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year.
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $75.9 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $149.2 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
Summary
Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings on the Revolver, will be adequate to meet our short-term (i.e., 12 months) liquidity needs.
Certain Non-GAAP Metrics
Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with GAAP. The items excluded from this non-GAAP metric are significant components in understanding and evaluating our financial performance. We believe such adjustments are appropriate, as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
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

The following table reconciles Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$9.1	$7.6	$14.3	$14.5
Plus (minus):
Net income attributable to non-controlling interests	(27.9)	(23.8)	(51.5)	(46.4)
Depreciation and amortization	19.1	16.7	37.9	32.4
Interest expense, net	46.4	35.9	88.4	70.2
Equity-based compensation expense	3.0	2.8	4.9	4.8
Contingent acquisition compensation expense	—	0.5	—	1.0
Transaction, integration and acquisition costs (1)	8.0	12.5	11.5	18.0
Reserve adjustments (2)	—	—	—	4.8
(Gain) loss on disposals and deconsolidations, net	(8.2)	3.2	(7.6)	3.2
Loss on debt extinguishment	11.7	—	11.7	—
Tax receivable agreement expense	—	—	2.4	—
Adjusted EBITDA	$61.2	$55.4	$112.0	$102.5

(1)
For the three months ended June 30, 2019 and 2018, this amount includes transaction and integration costs of $6.2 million and $11.7 million, respectively, and acquisition costs of $1.2 million and $0.8 million, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $0.6 million for the three months ended June 30, 2019, with no comparable costs in the 2018 period. For the six months ended June 30, 2019 and 2018, this amount includes transaction and integration costs of $8.2 million and $16.7 million, respectively, and acquisition costs of $1.5 million and $1.3 million, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $1.8 million for the six months ended June 30, 2019, with no comparable costs in the 2018 period.

(2)	This amount represents adjustments to revenue in order to apply consistent policies to businesses acquired by Surgery Partners in prior periods.
We use Credit Agreement EBITDA as a measure of liquidity and to determine our compliance under certain covenants pursuant to our credit facilities. Credit Agreement EBITDA is determined on a trailing twelve-month basis. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Credit Agreement EBITDA is not a measurement of liquidity under GAAP and should not be considered in isolation or as a substitute for any other measure calculated in accordance with GAAP. The items excluded from Credit Agreement EBITDA are significant components in understanding and evaluating our liquidity. Our calculation of Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies.
When we use the term “Credit Agreement EBITDA,” we are referring to Adjusted EBITDA, as defined above, further adjusted for other items related to our historical financial performance during the trailing twelve month period, including loss on litigation settlement, reserve adjustments and contingent acquisition compensation expense. Also included are adjustments for acquisitions, which do not relate to our historical financial performance and instead relate to estimates compiled by our management and calculated in conformance with the definition of “Consolidated EBITDA” used in the credit agreements governing our credit facilities.

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended June 30, 2019

Cash flows from operating activities	$122.2
Plus (minus):
Non-cash interest income, net	0.6
Non-cash lease expense	(19.6)
Deferred income taxes	(23.5)
Income from equity investments, net of distributions received	(0.5)
Changes in operating assets and liabilities, net of acquisitions and divestitures	16.8
Income tax expense	24.1
Net income attributable to non-controlling interests	(115.2)
Interest expense, net	165.2
Transaction, integration and acquisition costs	27.4
Loss on litigation settlements	46.0
Reserve adjustments	(2.1)
Contingent acquisition compensation expense	0.5
Tax receivable agreement expense	2.4
Acquisitions (1)	37.4
Credit Agreement EBITDA	$281.7

(1)	This includes revenue synergies from other business initiatives and an adjustment for the effects of adopting the new lease accounting standard, as defined in the Credit Agreement.
Recent Accounting Pronouncements
Please refer to Note 1. "Organization and Summary of Accounting Policies" to our condensed consolidated financial statements included elsewhere in this report for a discussion of the impact of the adoption of recently issued accounting standards.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effect of our interest rate swap agreements at June 30, 2019, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $2.5 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2019 based on our indebtedness at June 30, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Stockholder Litigation. On December 4, 2017, a purported Company stockholder filed an action in the Delaware Court of Chancery (the “Delaware Action”). That action is captioned Klein v. H.I.G. Capital, L.L.C., et al., C.A. No. 2017-0862. The plaintiff in the Delaware Action asserted claims against (i) certain current and former members of the Company’s Board of Directors (together, the “Directors”); (ii) H.I.G. Capital, LLC and certain of its affiliates (collectively, “H.I.G.”); and (iii) Bain Capital Private Equity, L.P. and certain of its affiliates (collectively, “Bain Capital” and, together with the Directors and H.I.G., the “Defendants”). The plaintiff asserted derivative claims on behalf of the Company, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of Company stockholders. The plaintiff in the Delaware Action asserted that the Defendants breached their fiduciary duties in connection with the transactions in which (i) the Company acquired National Surgical Healthcare; (ii) Bain Capital acquired preferred equity in the Company; and (iii) Bain Capital acquired H.I.G.’s equity stake in the Company, and that, in the alternative, Bain Capital aided and abetted those purported breaches. The plaintiff also asserted an unjust enrichment claim against Bain Capital.
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
The Company has been providing information to the government in response to the CIDs and currently has a non-binding agreement in principle with the DOJ on the financial terms of a settlement with the goal of resolving these matters. Based on those discussions, which are still ongoing, we recorded a litigation-related charge of $46.0 million relating to these matters on the consolidated statements of operations for the year ended December 31, 2018. We believe that this reserve is sufficient to cover a potential resolution with the government relating to these matters, including legal expenses relating to the settlement that have not previously been recorded in our operating expenses. The ultimate timing, amount and/or final terms of any such resolution may differ materially from those anticipated or we may not be able to reach a resolution at all. It is reasonably possible that we will incur additional losses above the amount reserved, but we are not able to estimate such amounts at this time. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2018 under the heading “Risk Factors - Risks Related to Government Regulation - Companies within the healthcare industry, including us, continue to be the subject of federal and state audits and investigations, including actions for false and other improper claims.”
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

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(dollars in millions, except per share amounts)
April 1, 2019 to April 30, 2019	1,198	$11.54	—	$46.0
May 1, 2019 to May 31, 2019	984	$10.78	—	$46.0
June 1, 2019 to June 30, 2019	—	$—	—	$46.0
Total	2,182	$11.20	—	$46.0

(1)	Includes shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.

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

4.1
Indenture, dated April 11, 2019, among Surgery Center Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 12, 2019).

10.1	First Amendment to the Surgery Partners, Inc. 2015 Omnibus Incentive Plan.
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
Date: August 9, 2019