Form 10-Q
period 2019-09-30
Surgery Partners, Inc.
filed 2019-11-06
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of November 1, 2019, there were 49,506,287 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in millions, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$111.3	$184.3
Accounts receivable	303.1	307.6
Inventories	44.4	43.4
Prepaid expenses and other current assets	59.1	53.0
Total current assets	517.9	588.3
Property and equipment, net of accumulated depreciation of $97.9 and $56.1, respectively	408.2	426.3
Intangible assets, net	52.6	54.3
Goodwill	3,405.6	3,382.8
Investments in and advances to affiliates	93.0	78.5
Long-term deferred tax assets	96.1	109.2
Other long-term assets	344.1	36.9
Total assets	$4,917.5	$4,676.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85.1	$83.3
Accrued payroll and benefits	45.9	55.2
Other current liabilities	199.2	155.2
Current maturities of long-term debt	51.3	55.6
Total current liabilities	381.5	349.3
Long-term debt, less current maturities	2,403.0	2,270.9
Other long-term liabilities	426.3	271.3

Non-controlling interests—redeemable	314.5	326.6
Redeemable preferred stock - Series A; shares authorized, issued and outstanding - 310,000; redemption value - $385.7 and $359.3, respectively	385.7	359.3

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,000,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 49,506,287 and 48,869,204, respectively	0.5	0.5
Additional paid-in capital	670.3	673.5
Accumulated other comprehensive loss	(57.5)	(22.4)
Retained deficit	(284.6)	(247.0)
Total Surgery Partners, Inc. stockholders' equity	328.7	404.6
Non-controlling interests—non-redeemable	677.8	694.3
Total stockholders' equity	1,006.5	1,098.9
Total liabilities and stockholders' equity	$4,917.5	$4,676.3

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$452.0	$432.4	$1,314.2	$1,280.3
Operating expenses:
Salaries and benefits	139.3	131.4	401.2	395.2
Supplies	126.2	120.1	364.6	355.7
Professional and medical fees	38.5	34.9	110.0	107.3
Lease expense	21.4	21.7	63.0	64.9
Other operating expenses	27.7	26.2	80.8	78.6
Cost of revenues	353.1	334.3	1,019.6	1,001.7
General and administrative expenses	19.9	19.4	64.9	69.7
Depreciation and amortization	18.4	17.0	56.3	49.4
Income from equity investments	(2.4)	(1.9)	(6.6)	(6.3)
Loss (gain) on disposals and deconsolidations, net	0.6	12.6	(7.0)	15.9
Transaction and integration costs	3.4	7.1	11.6	23.8
Loss on debt extinguishment	—	—	11.7	—
Other income	—	(1.1)	(0.4)	(3.6)
Total operating expenses	393.0	387.4	1,150.1	1,150.6
Operating income	59.0	45.0	164.1	129.7
Tax receivable agreement expense	—	—	(2.4)	—
Interest expense, net	(45.7)	(37.2)	(134.1)	(107.3)
Income before income taxes	13.3	7.8	27.6	22.4
Income tax expense	2.4	5.8	5.1	10.9
Net income	10.9	2.0	22.5	11.5
Less: Net income attributable to non-controlling interests	(26.6)	(23.0)	(78.1)	(69.5)
Net loss attributable to Surgery Partners, Inc.	(15.7)	(21.0)	(55.6)	(58.0)
Less: Amounts attributable to participating securities	(9.1)	(8.2)	(26.4)	(23.9)
Net loss attributable to common stockholders	$(24.8)	$(29.2)	$(82.0)	$(81.9)

Net loss per share attributable to common stockholders
Basic	$(0.51)	$(0.61)	$(1.70)	$(1.71)
Diluted (1)	$(0.51)	$(0.61)	$(1.70)	$(1.71)
Weighted average common shares outstanding
Basic	48,310	48,038	48,265	48,020
Diluted (1)	48,310	48,038	48,265	48,020
(1) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$10.9	$2.0	$22.5	$11.5
Other comprehensive income, net of tax:
Derivative activity	(6.8)	(1.4)	(35.1)	(1.4)
Comprehensive income (loss)	4.1	0.6	(12.6)	10.1
Less: Comprehensive income attributable to non-controlling interests	(26.6)	(23.0)	(78.1)	(69.5)
Comprehensive loss attributable to Surgery Partners, Inc.	$(22.5)	$(22.4)	$(90.7)	$(59.4)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2018	48,869	$0.5	$673.5	$(22.4)	$(247.0)	$694.3	$1,098.9
Net (loss) income	—	—	—	—	(20.1)	16.0	(4.1)
Equity-based compensation	517	—	0.9	—	—	—	0.9
Preferred dividends	—	—	(8.5)	—	—	—	(8.5)
Other comprehensive loss	—	—	—	(11.5)	—	—	(11.5)
Net effect of adoption of new accounting standard (see Note 1)	—	—	—	—	18.0	—	18.0
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	8.0	—	—	6.1	14.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(23.5)	(23.5)
Balance at March 31, 2019	49,386	0.5	673.9	(33.9)	(249.1)	692.9	1,084.3
Net (loss) income	—	—	—	—	(19.8)	18.7	(1.1)
Equity-based compensation	117	—	3.1	—	—	—	3.1
Preferred dividends	—	—	(8.8)	—	—	—	(8.8)
Other comprehensive loss	—	—	—	(16.8)	—	—	(16.8)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	9.6	—	—	(7.6)	2.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(17.7)	(17.7)
Balance at June 30, 2019	49,503	0.5	677.8	(50.7)	(268.9)	686.3	1,045.0
Net (loss) income	—	—	—	—	(15.7)	19.3	3.6
Equity-based compensation	3	—	2.7	—	—	—	2.7
Preferred dividends	—	—	(9.1)	—	—	—	(9.1)
Other comprehensive loss	—	—	—	(6.8)	—	—	(6.8)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(1.1)	—	—	(7.9)	(9.0)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(19.9)	(19.9)
Balance at September 30, 2019	49,506	$0.5	$670.3	$(57.5)	$(284.6)	$677.8	$1,006.5

(1)	Includes post acquisition date adjustments.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2017	48,687	$0.5	$695.5	$—	$(41.3)	$681.9	$1,336.6
Net (loss) income	—	—	—	—	(17.5)	15.9	(1.6)
Equity-based compensation	368	—	1.3	—	—	—	1.3
Preferred dividends	—	—	(7.8)	—	—	—	(7.8)
Repurchase of shares	(157)	—	(2.0)	—	—	—	(2.0)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	2.0	—	—	(1.2)	0.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(22.5)	(22.5)
Balance at March 31, 2018	48,898	0.5	689.0	—	(58.8)	674.1	1,304.8
Net (loss) income	—	—	—	—	(19.5)	16.6	(2.9)
Equity-based compensation	4	—	2.5	—	—	—	2.5
Preferred dividends	—	—	(7.9)	—	—	—	(7.9)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(7.7)	—	—	(17.5)	(25.2)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(16.8)	(16.8)
Balance at June 30, 2018	48,902	0.5	675.9	—	(78.3)	656.4	1,254.5
Net (loss) income	—	—	—	—	(21.0)	16.4	(4.6)
Equity-based compensation	(10)	—	1.4	—	—	—	1.4
Preferred dividends	—	—	(8.3)	—	—	—	(8.3)
Other comprehensive loss	—	—	—	(1.4)	—	—	(1.4)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	2.3	—	—	3.1	5.4
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(18.2)	(18.2)
Balance at September 30, 2018	48,892	$0.5	$671.3	$(1.4)	$(99.3)	$657.7	$1,228.8

(1)	Includes post acquisition date adjustments.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$22.5	$11.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.3	49.4
Non-cash interest expense (income), net	0.6	(1.0)
Equity-based compensation expense	7.6	6.3
(Gain) loss on disposals and deconsolidations, net	(7.0)	15.9
Loss on debt extinguishment	11.7	—
Deferred income taxes	4.1	9.5
Income from equity investments, net of distributions received	0.5	(0.2)
Amortization of right-of-use operating lease assets	28.8	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	7.7	2.1
Other operating assets and liabilities	(28.7)	5.6
Net cash provided by operating activities	104.1	99.1

Cash flows from investing activities:
Purchases of property and equipment	(50.2)	(26.6)
Payments for acquisitions, net of cash acquired	(13.8)	(55.2)
Proceeds from disposals of facilities and other assets	17.6	18.0
Purchases of equity investments	(15.2)	—
Other investing activities	(0.2)	(2.8)
Net cash used in investing activities	(61.8)	(66.6)

Cash flows from financing activities:
Principal payments on long-term debt	(436.1)	(94.9)
Borrowings of long-term debt	442.5	62.8
Payments of debt issuance costs	(8.8)	—
Payment of premium on debt extinguishment	(17.8)	—
Payments of preferred dividends	—	(7.8)
Distributions to non-controlling interest holders	(89.5)	(80.1)
Payments related to ownership transactions with non-controlling interest holders	(4.6)	(0.5)
Repurchase of shares	—	(2.0)
Other financing activities	(1.0)	(5.8)
Net cash used in financing activities	(115.3)	(128.3)
Net decrease in cash, cash equivalents and restricted cash	(73.0)	(95.8)
Cash, cash equivalents and restricted cash at beginning of period	184.6	175.2
Cash, cash equivalents and restricted cash at end of period	$111.6	$79.4
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
As of September 30, 2019, the Company owned or operated a portfolio of 128 surgical facilities, comprised of 113 ASCs and 15 surgical hospitals in 31 states. The Company owns these facilities in partnership with physicians and, in some cases, healthcare systems in the markets and communities it serves. The Company owned a majority interest in 86 of the surgical facilities and consolidated 107 of these facilities for financial reporting purposes.
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
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, Consolidation. The Company has the power to direct the activities that most significantly impact a VIEs economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of September 30, 2019, the consolidated VIEs include four surgical facilities, three anesthesia practices and three physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, were $31.5 million and $11.2 million, respectively, and the total liabilities of the consolidated VIEs were $23.4 million and $3.6 million, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

Senior secured term loan	$1,437.2	$1,447.9	$1,401.3	$1,382.8
8.875% senior unsecured notes due 2021	$—	$406.7	$—	$407.2
6.750% senior unsecured notes due 2025	$370.0	$370.0	$333.5	$320.5
10.000% senior unsecured notes due 2027	$430.0	$—	$436.5	$—
The fair values in the table above were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values under Level 3 calculations.
The Company has entered into certain interest rate swap agreements (see Note 6. "Derivatives and Hedging Activities"). The fair value of these derivative instruments was $57.5 million and $22.4 million at September 30, 2019 and December 31, 2018, respectively, and was included in other long-term liabilities in the condensed consolidated balance sheets. The fair value of these derivative financial instruments was based on a quoted market price, or a Level 2 computation.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Patient service revenues:
Surgical facilities revenues	93.9%	93.2%	94.0%	93.2%
Ancillary services revenues	4.4%	4.7%	4.6%	4.8%
	98.3%	97.9%	98.6%	98.0%
Other service revenues:
Optical services revenues	0.2%	0.6%	0.2%	0.6%
Other revenues	1.5%	1.5%	1.2%	1.4%
	1.7%	2.1%	1.4%	2.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Patient service revenues. This revenue is related to charging facility fees in exchange for providing patient care. The fee charged for healthcare procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. However, in several surgical facilities, the Company charges for anesthesia services. Ancillary service revenues include fees for patient visits to the Company's physician practices, pharmacy services and diagnostic tests ordered by physicians.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$236.3	53.2%	$224.5	53.1%
Government	175.4	39.5%	162.4	38.4%
Self-pay	11.8	2.7%	12.4	2.9%
Other (1)	21.0	4.6%	23.8	5.6%
Total patient service revenues	444.5	100.0%	423.1	100.0%
Other service revenues:
Optical services revenues	0.9		2.7
Other revenues	6.6		6.6
Total revenues	$452.0		$432.4

	Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$682.1	52.7%	$668.7	53.3%
Government	518.4	40.0%	483.4	38.6%
Self-pay	32.1	2.5%	38.3	3.1%
Other (1)	62.2	4.8%	62.7	5.0%
Total patient service revenues	1,294.8	100.0%	1,253.1	100.0%
Other service revenues:
Optical services revenues	3.0		8.5
Other revenues	16.4		18.7
Total revenues	$1,314.2		$1,280.3

(1)	Other is comprised of anesthesia service agreements, automobile liability, letters of protection and other payor types.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash, cash equivalents and restricted cash reported within the consolidated statement of cash flows includes $0.3 million of restricted investments, which are reflected in other long-term assets in the consolidated balance sheet at both September 30, 2019 and December 31, 2018. These restricted investments represent restricted cash held in accordance with the provisions of a long-term operating lease agreement held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
Accounts Receivable and Allowances for Contractual Adjustments and Doubtful Accounts
Accounts receivable from third-party payors are recorded net of estimated implicit price concessions, which are estimated based on the historical trend of the Company's surgical facilities’ cash collections and contractual write-offs, established fee schedules, relationships with payors and procedure statistics. While changes in estimated reimbursement from third-party payors remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on its financial condition or results of operations.
Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of September 30, 2019 and December 31, 2018, the Company had a net third-party Medicaid settlements liability of $7.9 million and $4.8 million, respectively, included in other current liabilities in the condensed consolidated balance sheets.
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
The Company's collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. The Company analyzes accounts receivable at each of its surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with third-party payors or patients, written correspondence and the use of legal or collection agency assistance, as required.
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $9.2 million and $8.5 million at September 30, 2019 and December 31, 2018, respectively.
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions for the nine months ended September 30, 2019 is included in Note 2. "Acquisitions."
A summary of activity related to goodwill for the nine months ended September 30, 2019 is as follows (in millions):

Balance at December 31, 2018	$3,382.8
Acquisitions, including post acquisition adjustments	22.8
Balance at September 30, 2019	$3,405.6
Derivative Instruments and Hedging Activities
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of activity related to the non-controlling interests—redeemable is as follows (in millions):

Balance at December 31, 2018	$326.6
Net income attributable to non-controlling interests—redeemable	24.1
Acquisition and disposal of shares of non-controlling interests, net—redeemable (1)	(7.8)
Distributions to non-controlling interest—redeemable holders	(28.4)
Balance at September 30, 2019	$314.5

(1)	Includes post acquisition date adjustments.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2016, the FASB issued ASU2016-13, which introduced a new model for recognizing credit losses on financial instruments based on an estimate of the current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to financial instruments and other assets, including accounts receivable and other financial assets measured at amortized cost, debt securities and other financial assets. This guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial position and results of operations.
2. Acquisitions
During the nine months ended September 30, 2019, the Company acquired a controlling interest in one surgical facility, a clinic that was merged into an existing facility and a physician practice for total aggregate consideration of $26.7 million, including cash consideration of $20.1 million, net of cash acquired. The remainder of the consideration related to the forgiveness of certain amounts due to the Company from the acquired clinic. The cash consideration was funded through cash from operations. The total consideration was allocated to the assets acquired and liabilities assumed based upon the respective acquisition date fair values. The aggregate amounts preliminarily recognized for each major class of assets acquired and liabilities assumed for the acquisitions are as follows (in millions):

Total consideration (1)	$26.7
Fair value of non-controlling interests	8.3
Aggregate acquisition date fair value	$35.0
Net assets acquired:
Current assets	$5.0
Property and equipment	1.8
Goodwill	22.8
Other long-term assets (2)	37.7
Current liabilities	(3.9)
Long-term debt, less current maturities	(0.2)
Other long-term liabilities	(28.2)
Aggregate acquisition date fair value	$35.0

(1)
In connection with the clinic acquisition, the Company acquired the remaining non-controlling interests in one of it's existing consolidated surgical facilities. As such, $6.3 million of the cash consideration for the clinic acquisition was classified as a financing activity and presented in payments related to ownership transactions with non-controlling interest holders in the Condensed Consolidated Statements of Cash Flows.

(2)
The assets acquired includes the fair value of a non-controlling investment held by the acquired clinic in one of the Company's consolidated surgical facilities of $8.8 million. This investment asset was subsequently eliminated in consolidation.

The fair values assigned to certain assets acquired and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. During the nine months ended September 30, 2019, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2018. The goodwill acquired was primarily allocated to the Company's reportable segments as follows: $14.3 million to surgical facility services and $8.5 million to ancillary services. The results of operations of the acquisitions were included in the Company’s results of operations beginning on the dates of acquisition and were not considered significant for the nine months ended September 30, 2019.
Other Acquisitions and Dispositions
During the nine months ended September 30, 2019, the Company acquired a non-controlling interest in four surgical facilities for a cash investment of $14.0 million. The non-controlling interest was accounted for as an equity method investment and recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets.
During the nine months ended September 30, 2019, the Company disposed of previously owned real property associated with one of its existing non-consolidated surgical facilities. In connection with the sale, the Company recognized a $10.9 million pretax gain included in loss (gain) on disposals and deconsolidations, net in the accompanying condensed consolidated statements of operations. The sale did not impact the Company's investment in the surgical facility, which continues to be accounted for as an equity method investment.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Long-Term Debt
A summary of long-term debt is as follows (in millions):

	September 30, 2019	December 31, 2018

Senior secured term loan (1)	$1,437.2	$1,447.9
Senior secured revolving credit facility	—	—
8.875% senior unsecured notes due 2021 (2)	—	406.7
6.750% senior unsecured notes due 2025	370.0	370.0
10.000% senior unsecured notes due 2027	430.0	—
Notes payable and other secured loans	74.4	79.4
Finance lease obligations (3)	153.5	25.4
Less: unamortized debt issuance costs	(10.8)	(2.9)
Total debt	2,454.3	2,326.5
Less: Current maturities	51.3	55.6
Total long-term debt	$2,403.0	$2,270.9

(1)	Includes unamortized fair value discount of $5.2 million and $5.5 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes unamortized fair value premium of $6.7 million as of December 31, 2018. The premium was written-off upon redemption as discussed below.

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

10.000% Senior Unsecured Notes due 2027
Effective April 11, 2019, the Company issued an aggregate principal amount of $430.0 million of senior unsecured notes due April 15, 2027 (the "2027 Unsecured Notes"). The 2027 Unsecured Notes bear interest at the rate of 10.000% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2019. The 2027 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly-owned restricted subsidiaries that guarantees the existing senior secured term loan and revolving credit facility (subject to certain exceptions).
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.875% Senior Unsecured Notes due 2021
In connection with issuance of the 2027 Unsecured Notes as discussed above, the Company redeemed all of the then existing senior unsecured notes due 2021 ("2021 Unsecured Notes"). The redemption price was equal to 104.438% of the outstanding principal amount plus accrued and unpaid interest. In connection with the redemption, the Company recorded a debt extinguishment loss of $11.7 million, included in loss on debt extinguishment in the condensed consolidated statements of operations for the nine months ended September 30, 2019. The loss includes the redemption premium paid partially offset by the write-off of the unamortized fair value premium as of the redemption date.
Senior Secured Revolving Credit Facility
In connection with the completion of the issuance of the 2027 Unsecured Notes, the outstanding commitments under the Company's senior secured revolving credit facility ("Revolver") were increased by $45.0 million pursuant to an incremental amendment to the credit agreement governing its revolving credit facility. As of both September 30, 2019 and December 31, 2018, the Company had no outstanding borrowing on the Revolver. As of September 30, 2019, the Company's availability on the Revolver was $115.2 million (including outstanding letters of credit of $4.8 million).
4. Leases
On January 1, 2019, the Company adopted the Lease Accounting Standard using the modified retrospective transition approach by applying the new standard to all leases existing at that date. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts have not been adjusted.
The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease identification, lease classification and initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected the accounting policy practical expedient to exclude leases with an initial term of twelve months or less from the balance sheet. Additionally, for certain leases, the Company applied a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the components of the Company's right-of-use assets and liabilities related to leases, their classification in the condensed consolidated balance sheets, the weighted-average lease terms and discount rates at September 30, 2019 (in millions):

	Classification in Condensed Consolidated Balance Sheets	September 30, 2019
Assets:
Operating lease assets	Other long-term assets	$311.7
Finance lease assets	Property and equipment, net of accumulated depreciation	147.2
Total leased assets		$458.9

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$35.8
Long-term	Other long-term liabilities	281.4
Total operating lease liabilities		317.2
Finance lease liabilities:
Current	Current maturities of long-term debt	13.9
Long-term	Long-term debt, less current maturities	139.6
Total finance lease liabilities		153.5
Total lease liabilities		$470.7

Weighted-average remaining lease term:
Operating leases		8.9 years
Finance leases		12.7 years
Weighted-average discount rate:
Operating leases		10.4%
Finance leases		10.2%
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statement of operations for the nine months ended September 30, 2019 (in millions):

	Classification in Condensed Consolidated Statement of Operations	Nine Months Ended September 30, 2019

Operating lease costs	Lease expense and general and administrative expenses	$50.8
Finance lease costs:
Amortization of leased assets	Depreciation and amortization	15.3
Interest on lease liabilities	Interest expense, net	10.9
Total finance lease costs		26.2
Variable and short-term lease costs	Lease expense and general and administrative expenses	10.6
Total lease costs		$87.6
During the nine months ended September 30, 2019, the Company incurred lease costs of $15.1 million under operating lease agreements with physician investors who are related parties. During the nine months ended September 30, 2019, the Company paid rent of $4.8 million under a finance lease agreement with a lessor who is a related party. One of the Company's surgical facilities has a non-controlling ownership interest in the lessor. Payments are allocated to principal adjustments of the finance lease liability and interest expense.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents supplemental cash flow information for the nine months ended September 30, 2019 (dollars in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$48.7
Operating cash outflows from finance leases	$10.9
Financing cash outflows from finance leases	$9.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$48.0
Finance leases	$9.1
Future maturities of lease liabilities at September 30, 2019 are presented in the following table (in millions):

	Operating Leases	Finance Leases

2019	$21.9	$9.4
2020	65.1	27.8
2021	59.9	25.7
2022	54.9	22.6
2023	51.7	20.1
Thereafter	246.6	194.6
Total lease payments	500.1	300.2
Less: imputed interest	(182.9)	(146.7)
Total lease obligations	$317.2	$153.5
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of activity related to the Series A Preferred Stock follows (in millions):

Balance at December 31, 2018	$359.3
Dividends accrued (there were no cash dividends declared)	26.4
Balance at September 30, 2019	$385.7
There were no unpaid cash dividends declared at both September 30, 2019 and December 31, 2018. The aggregate and per share amounts of unpaid cumulative preferred dividends as of September 30, 2019 was $60.1 million and $194.00, respectively.
6. Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During 2019, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $14.2 million will be reclassified as an increase to interest expense.
As of September 30, 2019, the Company had four interest rate swaps with a current notional amount of $1.2 billion and a termination date of November 30, 2023. The derivatives are recorded at fair value (see Note 1. "Organization and Summary of Accounting Policies") and classified as a long-term liability included in other long-term liabilities in the condensed consolidated balance sheets.
The following table presents the pre-tax effect of the interest rate swaps on the Company's accumulated other comprehensive income ("OCI") and statement of operations for the three and nine months ended September 30, 2019 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Loss recognized in OCI (effective portion)	$8.5	$1.4	$39.6	$1.4
Loss reclassified from accumulated OCI to interest expense (effective portion)	$1.7	$—	$4.5	$—
7. Earnings Per Share
Basic and diluted earnings per share are calculated based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. The Company computes basic and diluted earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation method that determines earnings per share for common shares and participating securities according to their participation rights in dividends and undistributed earnings.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to Surgery Partners, Inc.	$(15.7)	$(21.0)	$(55.6)	$(58.0)
Less: amounts allocated to participating securities (1)	(9.1)	(8.2)	(26.4)	(23.9)
Net loss attributable to common stockholders	$(24.8)	$(29.2)	$(82.0)	$(81.9)

Denominator:
Weighted average shares outstanding- basic and diluted (2)	48,310	48,038	48,265	48,020

Loss per share:
Basic and diluted (2)	$(0.51)	$(0.61)	$(1.70)	$(1.71)

Dilutive securities outstanding not included in the computation of loss per share as their effect is antidilutive:
Stock options	—	145	—	154
Restricted shares	10	134	24	141
Convertible preferred stock	N/A	N/A	N/A	N/A

(1)	Includes dividends accrued during all periods for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses.

(2)	The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in each period.
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
There were no share repurchases under the share repurchase program during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company repurchased 156.8 thousand shares of its common stock at an average price of $12.64 per share through market purchases. At September 30, 2019, the Company had $46.0 million of repurchase authorization available under the December 2017 authorization.
8. Other Assets and Liabilities
Other Long-Term Assets
A summary of other long-term assets is as follows (in millions):

	September 30, 2019	December 31, 2018

Right-of-use operating lease assets	$311.7	$—
Other	32.4	36.9
Total	$344.1	$36.9

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	September 30, 2019	December 31, 2018

Accrued legal settlement	$42.3	$42.3
Right-of-use operating lease liabilities	35.8	—
Interest payable	26.6	20.8
Amounts due to patients and payors	18.0	20.0
Accrued expenses and other	76.5	72.1
Total	$199.2	$155.2
Other Long-Term Liabilities
A summary of other long-term liabilities is as follows (in millions):

	September 30, 2019	December 31, 2018

Right-of-use operating lease liabilities	$281.4	$—
Facility lease obligations	—	149.8
Other	144.9	121.5
Total	$426.3	$271.3
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
Insurance Reserves
The Company expenses the costs under the self-insured retention exposure for general and professional liability and workers' compensation claims which relate to (i) claims made during the policy period, which are offset by insurance recoveries and (ii) an estimate of claims incurred but not yet reported that are expected to be reported after the policy period expires. Reserves and provisions are based upon periodic actuarially determined estimates. The reserves are estimated using individual case-basis valuations and actuarial analysis. Reserves for professional, general and workers' compensation claim liabilities are determined with no regard for expected insurance recoveries and are presented gross on the condensed consolidated balance sheets. Total professional, general and workers' compensation claim liabilities as of September 30, 2019 and December 31, 2018 were $19.5 million and $18.2 million, respectively. The balances include expected insurance recoveries of $11.8 million and $12.0 million as of September 30, 2019 and December 31, 2018, respectively.

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
On October 23, 2017, the Company received several civil investigative demands ("CIDs") from the federal government under the False Claims Act (“FCA”) for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. In addition, the Company has been informed by the Centers for Medicare and Medicaid Services ("CMS") that payments to its diagnostic laboratory, Logan Laboratories, have been suspended pending further investigation by CMS.
The Company has been providing information to the government in response to the CIDs and currently has a non-binding agreement in principle with the DOJ on the financial terms of a settlement with the goal of resolving these matters. Based on those discussions, which are still ongoing, the Company recorded a litigation-related charge of $46.0 million relating to these matters on the consolidated statements of operations for the year ended December 31, 2018. The Company believes that this reserve is sufficient to cover a potential resolution with the government relating to these matters, including legal expenses relating to the settlement that have not previously been recorded in operating expenses. The ultimate timing, amount and/or final terms of any such resolution may differ materially from those anticipated or the Company may not be able to reach a resolution at all. It is reasonably possible that the Company will incur additional losses above the amount reserved, but the Company is not able to estimate such amounts at this time. See Item 1A “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors - Risks Related to Government Regulation - Companies within the healthcare industry, including us, continue to be the subject of federal and state audits and investigations, including actions for false and other improper claims.”
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
Assuming the Company’s effective tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates that the total remaining amounts payable under the TRA was approximately $68.2 million and $64.6 million as of September 30, 2019 and December 31, 2018, respectively. As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $55.3 million and $48.5 million as of September 30, 2019 and December 31, 2018, respectively. The current portion of the liability was $8.0 million and $7.6 million as of September 30, 2019 and December 31, 2018, respectively, and was included as a component of other current liabilities in the condensed consolidated balance sheet. The long-term portion was included as a component of other long-term liabilities in the condensed consolidated balance sheets.
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
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Surgical facility services	$431.1	$410.2	$1,250.9	$1,211.5
Ancillary services	20.0	19.6	60.3	60.4
Optical services	0.9	2.6	3.0	8.4
Total	$452.0	$432.4	$1,314.2	$1,280.3

Adjusted EBITDA:
Surgical facility services	$77.1	$74.5	$223.9	$216.5
Ancillary services	0.9	0.9	3.5	2.9
Optical services	0.4	0.6	1.3	2.1
All other	(16.2)	(17.0)	(54.5)	(60.1)
Total	$62.2	$59.0	$174.2	$161.4

Adjusted EBITDA:	$62.2	$59.0	$174.2	$161.4
Net income attributable to non-controlling interests	26.6	23.0	78.1	69.5
Depreciation and amortization	(18.4)	(17.0)	(56.3)	(49.4)
Interest expense, net	(45.7)	(37.2)	(134.1)	(107.3)
Equity-based compensation expense	(2.7)	(1.5)	(7.6)	(6.3)
Transaction, integration and acquisition costs (1)	(5.3)	(7.5)	(16.8)	(25.4)
(Loss) gain on disposals and deconsolidations, net	(0.6)	(12.6)	7.0	(15.9)
Litigation costs	(2.8)	—	(2.8)	—
Loss on debt extinguishment	—	—	(11.7)	—
Tax receivable agreement expense	—	—	(2.4)	—
Contingent acquisition compensation expense	—	(0.5)	—	(1.5)
Reserve adjustments (2)	—	2.1	—	(2.7)
Income before income taxes	$13.3	$7.8	$27.6	$22.4

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
For the three months ended September 30, 2019 and 2018, this amount includes transaction and integration costs of $3.4 million and $7.1 million, respectively, and acquisition costs of $0.5 million and $0.4 million, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $1.4 million for the three months ended September 30, 2019, with no comparable costs in the 2018 period. For the nine months ended September 30, 2019 and 2018, this amount includes transaction and integration costs of $11.6 million and $23.8 million, respectively, and acquisition costs of $2.0 million and $1.6 million, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $3.2 million for the nine months ended September 30, 2019, with no comparable costs in the 2018 period.

(2)
This amount represents adjustments to revenue in connection with applying consistent policies across the combined company as a result of the integration of Surgery Partners and a previously acquired entity.

	September 30, 2019	December 31, 2018
Assets:
Surgical facility services	$4,505.4	$4,204.3
Ancillary services	80.2	52.7
Optical services	21.2	20.1
All other	310.7	399.2
Total assets	$4,917.5	$4,676.3

	Nine Months Ended September 30,
	2019	2018
Cash purchases of property and equipment, net:
Surgical facility services	$42.8	$21.6
Ancillary services	0.5	0.3
All other	6.9	4.7
Total cash purchases of property and equipment, net	$50.2	$26.6

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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations. The words "projections," "believe," "continue," "drive," "estimate," "expect," "intend," "may," "plan," "will," "could," "would" and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, our ability to execute on our operational and strategic initiatives; the timing and impact of our portfolio optimization efforts; our ability to continue to improve same-facility volume and revenue growth on the timeline anticipated, if at all; our ability to successfully integrate acquisitions; the anticipated impact and timing of our ongoing efficiency efforts, including insurance consolidations and completed headcount actions, as well as our ongoing procurement and revenue cycle efforts; the impact of adverse weather conditions and other events outside of our control; whether or not a settlement is reached with the  government relating to the previously disclosed investigation, the terms of any such settlement and the ongoing cost of complying with the terms of any such settlement; and the risks and uncertainties set forth under the heading "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2019 and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
Total revenues for the third quarter of 2019 increased 4.5% to $452.0 million from $432.4 million for the third quarter of 2018. The implementation of a recent accounting standard on revenue recognition lowered total revenues in the third quarter of 2019 and 2018 by $6.3 million and $11.6 million, respectively. Same-facility revenues for the third quarter of 2019 increased 9.7% from the same period last year, with a 6.7% increase in revenue per case and a 2.8% increase in same-facility cases. As a result of our targeted net revenue improvement initiatives, the three months ended September 30, 2019 represented the fifth consecutive quarter of same-facility case volume growth. For the third quarter of 2019, the net loss attributable to common stockholders was $24.8 million compared to $29.2 million for the same period last year. For the third quarter of 2019, Adjusted EBITDA increased 5.4% to $62.2 million compared to $59.0 million for the same period last year. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Metrics."
We had cash and cash equivalents of $111.3 million and $115.2 million of borrowing capacity under our revolving credit facility at September 30, 2019. Net operating cash inflows, including operating cash flows less distributions to non-controlling interests, were $28.3 million for the third quarter of 2019.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the nine months ended September 30, 2019, we completed the acquisitions of a surgical facility, a clinic that was merged into an existing facility and a physician practice for an aggregate cash investment of $20.8 million. Additionally, during the nine months ended September 30, 2019, we acquired a non-controlling interest in four surgical facilities for a cash investment of $14.0 million. The non-controlling interest was accounted for as an equity method investment and recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets.
Regulatory Developments
On October 8, 2019, CMS and the Office of the Inspector General of the U.S. Department of Health and Human Services issued proposed rules that would modify the federal physician referral statute, or Stark Law, regulations and the federal anti-kickback and civil monetary penalty for beneficiary inducement statutes and regulations. The intent of the proposed rules is to reduce over-burdensome and unnecessary regulatory barriers to value-based compensation models and accelerate the transformation of the health care system into one that better promotes the coordination of care among providers. Among other things, the proposed rules would create new anti-kickback and beneficiary inducement statute safe harbors and Stark Law exceptions for certain value based arrangements and arrangements that involve the donation of cybersecurity technology. In addition, the proposed rules would also provide additional guidance on several key requirements, including fair market value and commercial reasonableness, that must be met in order for physicians and health care providers to comply with the Stark Law. We cannot predict the final form of the rules that may be adopted, or if the proposed rules will be adopted at all, nor can we predict the impact that the final rules would have on our surgery centers and hospitals.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Patient service revenues:
Surgical facilities revenues	93.9%	93.2%	94.0%	93.2%
Ancillary services revenues	4.4%	4.7%	4.6%	4.8%
	98.3%	97.9%	98.6%	98.0%
Other service revenues:
Optical services revenues	0.2%	0.6%	0.2%	0.6%
Other	1.5%	1.5%	1.2%	1.4%
	1.7%	2.1%	1.4%	2.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Private insurance payors	53.2%	53.1%	52.7%	53.3%
Government payors	39.5%	38.4%	40.0%	38.6%
Self-pay payors	2.7%	2.9%	2.5%	3.1%
Other payors (1)	4.6%	5.6%	4.8%	5.0%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Other is comprised of anesthesia service agreements, automobile liability, letters of protection and other payor types.
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

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Gastrointestinal	20.9%	22.0%	21.0%	21.6%
General surgery	2.9%	2.9%	2.9%	3.0%
Ophthalmology	25.5%	25.4%	24.7%	25.7%
Orthopedic and pain management	36.7%	37.6%	37.1%	37.4%
Other	14.0%	12.1%	14.3%	12.3%
Total	100.0%	100.0%	100.0%	100.0%
Case Growth
Same-facility Information
Same-facility information includes cases and revenues from our consolidated and non-consolidated surgical facilities (excluding facilities acquired in new markets or divested during the current and prior period).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Cases	138,414	134,620	410,473	401,626
Case growth	2.8%	N/A	2.2%	N/A
Revenue per case	$3,268	$3,064	$3,205	$3,045
Revenue per case growth	6.7%	N/A	5.3%	N/A
Number of work days in the period	64	63	191	191
Case growth (days adjusted)	1.2%	N/A	2.2%	N/A
Revenue growth (days adjusted)	7.9%	N/A	7.6%	N/A
Number of facilities	110	110	109	109
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
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding were 62 days for the nine months ended September 30, 2019 and 63 days for the year ended December 31, 2018.
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

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table summarizes certain results from the statements of operations for the three months ended September 30, 2019 and 2018 (dollars in millions):

	Three Months Ended September 30,
	2019	2018

Revenues	$452.0	$432.4
Operating expenses:
Cost of revenues	353.1	334.3
General and administrative expenses	19.9	19.4
Depreciation and amortization	18.4	17.0
Income from equity investments	(2.4)	(1.9)
Loss on disposals and deconsolidations, net	0.6	12.6
Transaction and integration costs	3.4	7.1
Other income	—	(1.1)
Total operating expenses	393.0	387.4
Operating income	59.0	45.0
Interest expense, net	(45.7)	(37.2)
Income before income taxes	13.3	7.8
Income tax expense	2.4	5.8
Net income	10.9	2.0
Less: Net income attributable to non-controlling interests	(26.6)	(23.0)
Net loss attributable to Surgery Partners, Inc.	$(15.7)	$(21.0)
Overview. During the three months ended September 30, 2019, our revenues increased 4.5% to $452.0 million compared to $432.4 million for the three months ended September 30, 2018. We incurred a net loss attributable to Surgery Partners, Inc. of $15.7 million for the 2019 period, compared to $21.0 million for the 2018 period.
Revenues. Revenues for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 were as follows (dollars in millions):

	Three Months Ended September 30,
	2019	2018

Patient service revenues	$444.5	$423.1
Optical service revenues	0.9	2.7
Other service revenues	6.6	6.6
Total revenues	$452.0	$432.4
Patient service revenues increased 5.1% to $444.5 million for the three months ended September 30, 2019 compared to $423.1 million for the three months ended September 30, 2018. The growth of 5.1% was primarily driven by same-facility case growth of 2.8% and revenue per case growth of 6.7% due to targeted net revenue per case improvement initiatives. The 2018 period includes patient service revenues associated with disposed facilities that are not included in the 2019 period.
Cost of Revenues. Cost of revenues were $353.1 million for the three months ended September 30, 2019 compared to $334.3 million for the three months ended September 30, 2018. The increase in costs were primarily attributable to our 2019 and 2018 acquisitions and an increase in supply costs associated with higher acuity surgical case volume. As a percentage of revenues, cost of revenues increased to 78.1% for the 2019 period compared to 77.3% for the 2018 period.
General and Administrative Expenses. General and administrative expenses were $19.9 million for the three months ended September 30, 2019 compared to $19.4 million for the three months ended September 30, 2018. As a percentage of revenues, general and administrative expenses decreased to 4.4% for the 2019 period compared to 4.5% for the 2018 period. The decrease is primarily due to reduced costs as we complete our planned investment in our corporate infrastructure and integration of corporate office functions related to acquisitions we completed in 2017.

Depreciation and Amortization. Depreciation and amortization was $18.4 million and $17.0 million for the three months ended September 30, 2019 and 2018, respectively. As a percentage of revenues, depreciation and amortization expenses was 4.1% for the 2019 period compared to 3.9% for the 2018 period. The increase is primarily due to increased capital investments and integration of acquisitions we completed in 2018.
Loss on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $0.6 million for the 2019 period related to disposals of other long-lived assets. The net loss on disposals and deconsolidations was $12.6 million for the 2018 period, including a net loss of $8.0 million on the sale of surgical facilities and $4.6 million on disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $3.4 million of transaction and integration costs for the three months ended September 30, 2019 compared to $7.1 million for the three months ended September 30, 2018. The decrease primarily relates to reduced reorganization costs as we complete our planned investment in our infrastructure and the integration of acquisitions we completed in 2017.
Interest Expense, Net. Interest expense, net, increased 22.8%, to $45.7 million for the three months ended September 30, 2019 compared to $37.2 million for the three months ended September 30, 2018. The increase primarily relates to the $180.0 million senior secured incremental term loan, which was fully funded on October 23, 2018 and the issuance of $430.0 million in senior unsecured notes effective April 11, 2019. As a percentage of revenues, interest expense, net was 10.1% for the 2019 period compared to 8.6% for the 2018 period.
Income Tax Expense.  The income tax expense was $2.4 million and $5.8 million for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate was 18.0% for the three months ended September 30, 2019 compared to 74.3% for the three months ended September 30, 2018. The higher effective tax rate for the 2018 period was primarily due to additional tax expense recorded as discrete items related to (a) gain on various divestitures and (b) revaluing certain deferred tax assets and liabilities as a result of enacted legislation changes that reduced corporate income tax rates. As a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), effective January 1, 2018, the Company’s effective tax rate for both 2019 and 2018 is impacted by limitations on the amount of interest expense the Company can ultimately realize. The interest expense limitation results in a deferred tax asset for which the Company maintains a valuation allowance to report the related deferred tax asset at its net realizable value. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $26.6 million for the three months ended September 30, 2019 compared to $23.0 million for the three months ended September 30, 2018. As a percentage of revenues, net income attributable to non-controlling interests was 5.9% in the 2019 period and 5.3% for the 2018 period.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table summarizes certain results from the statements of operations for the nine months ended September 30, 2019 and 2018 (dollars in millions):

	Nine Months Ended September 30,
	2019	2018

Revenues	$1,314.2	$1,280.3
Operating expenses:
Cost of revenues	1,019.6	1,001.7
General and administrative expenses	64.9	69.7
Depreciation and amortization	56.3	49.4
Income from equity investments	(6.6)	(6.3)
(Gain) loss on disposals and deconsolidations, net	(7.0)	15.9
Transaction and integration costs	11.6	23.8
Loss on debt extinguishment	11.7	—
Other income	(0.4)	(3.6)
Total operating expenses	1,150.1	1,150.6
Operating income	164.1	129.7
Tax receivable agreement expense	(2.4)	—
Interest expense, net	(134.1)	(107.3)
Income before income taxes	27.6	22.4
Income tax expense	5.1	10.9
Net income	22.5	11.5
Less: Net income attributable to non-controlling interests	(78.1)	(69.5)
Net loss attributable to Surgery Partners, Inc.	$(55.6)	$(58.0)
Overview. During the nine months ended September 30, 2019, our revenues increased 2.6% to $1,314.2 million compared to $1,280.3 million for the nine months ended September 30, 2018. We incurred a net loss attributable to Surgery Partners, Inc. of $55.6 million for the 2019 period, compared to $58.0 million for the 2018 period.
Revenues. Revenues for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were as follows (dollars in millions):

	Nine Months Ended September 30,
	2019	2018

Patient service revenues	$1,294.8	$1,253.1
Optical service revenues	3.0	8.5
Other service revenues	16.4	18.7
Total revenues	$1,314.2	$1,280.3
Patient service revenues increased 3.3% to $1,294.8 million for the nine months ended September 30, 2019 compared to $1,253.1 million for the nine months ended September 30, 2018. The three months ended September 30, 2019 represented the fifth consecutive quarter of same-facility case volume growth, which has resulted in 2.2% same-facility case growth for the nine months ended September 30, 2019. Additionally, our targeted net revenue improvement initiatives have resulted in 5.3% same-facility revenue per case growth for the same nine month period. The 2018 period includes patient service revenues associated with disposed facilities that are not included in the 2019 period.
Cost of Revenues. Cost of revenues were $1,019.6 million for the nine months ended September 30, 2019 compared to $1,001.7 million for the nine months ended September 30, 2018. The increase in costs were primarily attributable to our 2019 and 2018 acquisitions and an increase in supply costs associated with higher acuity surgical case volume. As a percentage of revenues, cost of revenues were 77.6% for the 2019 period and 78.2% for the 2018 period.
General and Administrative Expenses. General and administrative expenses were $64.9 million for the nine months ended September 30, 2019 compared to $69.7 million for the nine months ended September 30, 2018. The decrease is primarily due to reduced costs as we complete our planned investment in our corporate infrastructure and integration of corporate office functions related to acquisitions we completed in 2017. As a percentage of revenues, general and administrative expenses decreased to 4.9% for the 2019 period compared to 5.4% for the 2018 period.
Depreciation and Amortization. Depreciation and amortization was $56.3 million and $49.4 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of revenues, depreciation and amortization expenses was 4.3% for the 2019 period compared to 3.9% for the 2018 period. The increase is primarily due to increased capital investments and integration of acquisitions we completed in 2018.
(Gain) Loss on Disposals and Deconsolidations, Net. The net gain on disposals and deconsolidations was $7.0 million for the 2019 period, including a $10.9 million gain on the sale of previously owned real property associated with one of our non-consolidated surgical facility equity method investments, offset by a loss of $3.9 million on disposals of other long-lived assets. The net loss on disposals and deconsolidations was $15.9 million for the 2018 period, including a net loss of $9.5 million on the sale of surgical and other facilities and $7.5 million on disposals of other long-lived assets, offset by a net gain of $1.1 million on the deconsolidation of a surgical facility.
Transaction and Integration Costs. We incurred $11.6 million of transaction and integration costs for the nine months ended September 30, 2019 compared to $23.8 million for the nine months ended September 30, 2018. The decrease primarily relates to reduced reorganization costs as we complete our planned investment in our infrastructure and the integration of acquisitions we completed in 2017.
Loss on Debt Extinguishment. During the nine months ended September 30, 2019, we incurred a debt extinguishment loss of $11.7 million in connection with issuance of the 2027 Unsecured Notes. The loss includes the redemption premium paid to redeem the 2021 Unsecured Notes partially offset by the write-off of the unamortized fair value premium as of the redemption date.
Interest Expense, Net. Interest expense, net, increased 25.0%, to $134.1 million for the nine months ended September 30, 2019 compared to $107.3 million for the nine months ended September 30, 2018. The increase primarily relates to the $180.0 million senior secured incremental term loan, which was fully funded on October 23, 2018 and the issuance of $430.0 million in senior unsecured notes effective April 11, 2019. As a percentage of revenues, interest expense, net increased to 10.2% for the 2019 period compared to 8.4% for the 2018 period.
Income Tax Expense.  The income tax expense was $5.1 million and $10.9 million for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate was 18.5% for the nine months ended September 30, 2019 compared to 48.6% for the nine months ended September 30, 2018. The higher effective tax rate for the 2018 period was primarily due to additional tax expense recorded as discrete items related to (a) gain on various divestitures and (b) revaluing certain deferred tax assets and liabilities as a result of enacted legislation changes that reduced corporate income tax rates. As a result of the Tax Act, effective January 1, 2018, the Company’s effective tax rate for both 2019 and 2018 is impacted by limitations on the amount of interest expense the Company can ultimately realize. The interest expense limitation results in a deferred tax asset for which the Company maintains a valuation allowance to report the related deferred tax asset at its net realizable value. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $78.1 million for the nine months ended September 30, 2019 compared to $69.5 million for the nine months ended September 30, 2018. As a percentage of revenues, net income attributable to non-controlling interests was 5.9% in the 2019 period and 5.4% for the 2018 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and individuals. During the nine months ended September 30, 2019, our cash flow provided by operating activities was $104.1 million compared to $99.1 million in the nine months ended September 30, 2018 primarily due to the timing of certain payroll and trade payable payments.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2019 was $61.8 million, which included $50.2 million related to purchases of property and equipment. We paid an additional $13.8 million in cash for acquisitions (net of cash acquired), which primarily included a surgical facility, a clinic that was merged into an existing facility and a physician practice. Further, we paid $15.2 million in cash for a non-controlling interest in four surgical facilities accounted for as equity method investments and we received cash proceeds of $17.6 million related to the sale of previously owned real property associated with one of our non-consolidated equity method investments.
Net cash used in investing activities during the nine months ended September 30, 2018 was $66.6 million, which included $26.6 million related to purchases of property and equipment. We paid approximately $55.2 million (net of cash acquired) related to acquisitions, which primarily included four surgical facilities, one of which was merged into an existing facility and multiple physician practices. Further, we sold our controlling interests in four surgical facilities, retaining a non-controlling interest in one, and our optical laboratory for cash proceeds of $18.0 million.

Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2019 was $115.3 million. During this period, we made distributions to non-controlling interest holders of $89.5 million and payments related to ownership transactions with consolidated affiliates of $4.6 million. Further, we made repayments on our long-term debt of $436.1 million, which was offset by borrowings of $442.5 million. In connection with the issuance of the 2027 Unsecured Notes and redemption of the existing 2021 Unsecured Notes, we paid debt issuance costs of $8.8 million and paid a redemption premium of $17.8 million.
Net cash used in financing activities during the nine months ended September 30, 2018 was $128.3 million. During this period, we made distributions to non-controlling interest holders of $80.1 million and payments related to ownership transactions with consolidated affiliates of $0.5 million. Further, we made repayments on our long-term debt of $94.9 million offset by borrowings of $62.8 million. In addition, we made preferred dividend payments of $7.8 million and repurchased $2.0 million of our common stock pursuant to our $50 million repurchase program announced on December 15, 2017.
Debt
As of September 30, 2019, the carrying value of our total indebtedness was $2.454 billion, which includes unamortized fair value discount of $5.2 million and unamortized deferred financing costs of $10.8 million.
Term Loan and Revolving Credit Facility
We had term loan borrowings with a carrying value of $1.437 billion, consisting of outstanding aggregate principal of $1.442 billion and unamortized fair value discount of $5.2 million (the "Term Loan") as of September 30, 2019. The Term Loan matures on August 31, 2024. The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan.
We have a revolving credit facility providing for revolving borrowings of up to $120.0 million (the "Revolver" and, together with the Term Loan, the "2017 Senior Secured Credit Facilities"). The Revolver will mature on August 31, 2022. As of September 30, 2019, our availability on the Revolver was $115.2 million (including outstanding letters of credit of $4.8 million).
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
Senior Unsecured Notes
On April 11, 2019, we completed the issuance and sale of $430.0 million in gross proceeds of 2027 Unsecured Notes. The 2027 Unsecured Notes bear interest at the rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2019. In connection with issuance of the 2027 Unsecured Notes, we redeemed in whole the then existing 2021 Unsecured Notes. The redemption price was equal to 104.438% of the outstanding principal amount plus accrued and unpaid interest. Refer to Note 3. "Long-Term Debt" to the Condensed Consolidated Financial Statements elsewhere in this report for further discussion.
We have $370.0 million aggregate principal amount of senior unsecured notes due July 1, 2025 outstanding (the "2025 Unsecured Notes"). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year.
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $74.4 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $153.5 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
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

When we use the term "Adjusted EBITDA," we are referring to income before income taxes, adjusted for net income attributable to non-controlling interests, depreciation and amortization, interest expense, net, equity-based compensation expense, contingent acquisition compensation expense, transaction, integration and acquisition costs, certain litigation costs, reserve adjustments, net loss (gain) on disposals and deconsolidations, loss on debt extinguishment and tax receivable agreement expense. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources.
The following table reconciles Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$13.3	$7.8	$27.6	$22.4
Plus (minus):
Net income attributable to non-controlling interests	(26.6)	(23.0)	(78.1)	(69.5)
Depreciation and amortization	18.4	17.0	56.3	49.4
Interest expense, net	45.7	37.2	134.1	107.3
Equity-based compensation expense	2.7	1.5	7.6	6.3
Transaction, integration and acquisition costs (1)	5.3	7.5	16.8	25.4
Loss (gain) on disposals and deconsolidations, net	0.6	12.6	(7.0)	15.9
Litigation costs	2.8	—	2.8	—
Loss on debt extinguishment	—	—	11.7	—
Tax receivable agreement expense	—	—	2.4	—
Contingent acquisition compensation expense	—	0.5	—	1.5
Reserve adjustments (2)	—	(2.1)	—	2.7
Adjusted EBITDA	$62.2	$59.0	$174.2	$161.4

(1)
For the three months ended September 30, 2019 and 2018, this amount includes transaction and integration costs of $3.4 million and $7.1 million, respectively, and acquisition costs of $0.5 million and $0.4 million, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $1.4 million for the three months ended September 30, 2019, with no comparable costs in the 2018 period. For the nine months ended September 30, 2019 and 2018, this amount includes transaction and integration costs of $11.6 million and $23.8 million, respectively, and acquisition costs of $2.0 million and $1.6 million, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $3.2 million for the nine months ended September 30, 2019, with no comparable costs in the 2018 period.

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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended September 30, 2019

Cash flows from operating activities	$149.6
Plus (minus):
Non-cash interest income, net	(0.2)
Non-cash lease expense	(28.8)
Deferred income taxes	(19.9)
Income from equity investments, net of distributions received	(0.9)
Changes in operating assets and liabilities, net of acquisitions and divestitures	(4.5)
Income tax expense	20.7
Net income attributable to non-controlling interests	(118.7)
Interest expense, net	173.8
Transaction, integration and acquisition costs	25.3
Litigation costs	2.8
Loss on litigation settlement	46.0
Tax receivable agreement expense	2.4
Acquisitions (1)	43.0
Credit Agreement EBITDA	$290.6

(1)	This includes revenue synergies from other business initiatives and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effect of our interest rate swap agreements at September 30, 2019, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $2.5 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2019 based on our indebtedness at September 30, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company has been providing information to the government in response to the CIDs and currently has a non-binding agreement in principle with the DOJ on the financial terms of a settlement with the goal of resolving these matters. Based on those discussions, which are still ongoing, we recorded a litigation-related charge of $46.0 million relating to these matters on the consolidated statements of operations for the year ended December 31, 2018. We believe that this reserve is sufficient to cover a potential resolution with the government relating to these matters, including legal expenses relating to the settlement that have not previously been recorded in our operating expenses. The ultimate timing, amount and/or final terms of any such resolution may differ materially from those anticipated or we may not be able to reach a resolution at all. It is reasonably possible that we will incur additional losses above the amount reserved, but we are not able to estimate such amounts at this time. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors - Risks Related to Government Regulation - Companies within the healthcare industry, including us, continue to be the subject of federal and state audits and investigations, including actions for false and other improper claims.”
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
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(dollars in millions, except per share amounts)
July 1, 2019 to July 31, 2019	26,013	$7.98	—	$46.0
August 1, 2019 to August 31, 2019	16,291	$6.97	—	$46.0
September 1, 2019 to September 30, 2019	2,027	$7.40	—	$46.0
Total	44,331	$7.58	—	$46.0

(1)	Shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.

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
Date: November 6, 2019