Form 10-Q
period 2020-03-31
Surgery Partners, Inc.
filed 2020-05-11
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of May 4, 2020, there were 50,518,377 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in millions, except per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$194.6	$92.7
Accounts receivable	311.7	326.9
Inventories	49.0	46.3
Prepaid expenses and other current assets	59.3	59.6
Total current assets	614.6	525.5
Property and equipment, net of accumulated depreciation of $130.1 and $110.7, respectively	513.9	523.3
Goodwill and other intangible assets, net	3,443.3	3,449.7
Investments in and advances to affiliates	90.6	93.2
Right-of-use operating lease assets	293.1	297.7
Long-term deferred tax assets	114.0	98.7
Other long-term assets	21.4	30.8
Total assets	$5,090.9	$5,018.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$106.8	$96.7
Accrued payroll and benefits	41.3	54.2
Other current liabilities	203.3	191.2
Current maturities of long-term debt	60.3	56.0
Total current liabilities	411.7	398.1
Long-term debt, less current maturities	2,626.5	2,524.7
Right-of-use operating lease liabilities	279.1	283.1
Other long-term liabilities	129.9	113.6

Non-controlling interests—redeemable	315.8	321.0
Redeemable preferred stock - Series A; shares authorized, issued and outstanding - 310,000; redemption value - $404.5 and $395.0, respectively	404.5	395.0

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,000,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 50,518,377 and 49,298,940, respectively	0.5	0.5
Additional paid-in capital	655.3	662.7
Accumulated other comprehensive loss	(75.9)	(50.7)
Retained deficit	(343.2)	(315.7)
Total Surgery Partners, Inc. stockholders' equity	236.7	296.8
Non-controlling interests—non-redeemable	686.7	686.6
Total stockholders' equity	923.4	983.4
Total liabilities and stockholders' equity	$5,090.9	$5,018.9

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended March 31,
	2020	2019

Revenues	$441.0	$416.8
Operating expenses:
Salaries and benefits	140.4	129.2
Supplies	129.3	115.0
Professional and medical fees	46.8	35.1
Lease expense	21.3	20.6
Other operating expenses	28.4	26.2
Cost of revenues	366.2	326.1
General and administrative expenses	22.8	21.7
Depreciation and amortization	21.8	18.8
Income from equity investments	(2.0)	(2.0)
Loss on disposals and deconsolidations, net	3.5	0.6
Transaction and integration costs	5.5	2.0
Litigation settlement	1.2	—
Other income	(1.5)	—
Total operating expenses	417.5	367.2
Operating income	23.5	49.6
Tax receivable agreement expense	—	(2.4)
Interest expense, net	(47.1)	(42.0)
(Loss) income before income taxes	(23.6)	5.2
Income tax (benefit) expense	(15.2)	1.7
Net (loss) income	(8.4)	3.5
Less: Net income attributable to non-controlling interests	(19.1)	(23.6)
Net loss attributable to Surgery Partners, Inc.	(27.5)	(20.1)
Less: Amounts attributable to participating securities	(9.5)	(8.5)
Net loss attributable to common stockholders	$(37.0)	$(28.6)

Net loss per share attributable to common stockholders
Basic	$(0.76)	$(0.60)
Diluted (1)	$(0.76)	$(0.60)
Weighted average common shares outstanding
Basic	48,472	48,047
Diluted (1)	48,472	48,047
(1) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2020	2019

Net (loss) income	$(8.4)	$3.5
Other comprehensive loss, net of tax:
Derivative activity	(25.2)	(11.5)
Comprehensive loss	(33.6)	(8.0)
Less: Comprehensive income attributable to non-controlling interests	(19.1)	(23.6)
Comprehensive loss attributable to Surgery Partners, Inc.	$(52.7)	$(31.6)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2018	48,869	$0.5	$673.5	$(22.4)	$(247.0)	$694.3	$1,098.9
Net (loss) income	—	—	—	—	(20.1)	16.0	(4.1)
Equity-based compensation	517	—	0.9	—	—	—	0.9
Preferred dividends	—	—	(8.5)	—	—	—	(8.5)
Other comprehensive loss	—	—	—	(11.5)	—	—	(11.5)
Net effect of adoption of new accounting standard	—	—	—	—	18.0	—	18.0
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	8.0	—	—	6.1	14.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(23.5)	(23.5)
Balance at March 31, 2019	49,386	$0.5	$673.9	$(33.9)	$(249.1)	$692.9	$1,084.3

Balance at December 31, 2019	49,299	$0.5	$662.7	$(50.7)	$(315.7)	$686.6	$983.4
Net (loss) income	—	—	—	—	(27.5)	13.6	(13.9)
Equity-based compensation	1,219	—	2.8	—	—	—	2.8
Preferred dividends	—	—	(9.5)	—	—	—	(9.5)
Other comprehensive loss	—	—	—	(25.2)	—	—	(25.2)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(0.7)	—	—	1.4	0.7
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(14.9)	(14.9)
Balance at March 31, 2020	50,518	$0.5	$655.3	$(75.9)	$(343.2)	$686.7	$923.4

(1)	Includes post acquisition date adjustments.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(8.4)	$3.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21.8	18.8
Non-cash interest expense (income), net	1.3	(0.3)
Equity-based compensation expense	3.5	1.9
Loss on disposals and deconsolidations, net	3.5	0.6
Deferred income taxes	(15.5)	1.3
Income from equity investments, net of distributions received	0.5	0.2
Non-cash lease expense	9.4	10.1
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	15.5	13.4
Other operating assets and liabilities	(2.4)	(29.0)
Net cash provided by operating activities	29.2	20.5

Cash flows from investing activities:
Purchases of property and equipment	(11.8)	(11.8)
Payments for acquisitions, net of cash acquired	(5.5)	(7.6)
Proceeds from disposals of facilities and other assets	9.4	1.2
Other investing activities	0.2	(0.2)
Net cash used in investing activities	(7.7)	(18.4)

Cash flows from financing activities:
Principal payments on long-term debt	(52.8)	(12.9)
Borrowings of long-term debt	158.4	2.4
Distributions to non-controlling interest holders	(24.0)	(33.8)
(Payments) receipts related to ownership transactions with non-controlling interest holders	(0.4)	1.5
Other financing activities	(0.8)	(1.1)
Net cash provided by (used in) financing activities	80.4	(43.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	101.9	(41.8)
Cash, cash equivalents and restricted cash at beginning of period	93.0	184.6
Cash, cash equivalents and restricted cash at end of period	$194.9	$142.8
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
As of March 31, 2020, the Company owned or operated a portfolio of 127 surgical facilities, comprised of 111 ASCs and 16 surgical hospitals in 30 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 84 of the surgical facilities and consolidated 107 of these facilities for financial reporting purposes.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report on Form 10-K").
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
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIEs economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of March 31, 2020, the consolidated VIEs include four surgical facilities, three anesthesia practices and three physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, were $34.2 million and $36.2 million, respectively, and the total liabilities of the consolidated VIEs were $24.5 million and $25.2 million, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, restricted invested assets and accounts payable approximate their fair values under Level 3 inputs.
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

Senior secured term loan	$1,430.6	$1,434.1	$1,130.2	$1,434.1
6.750% senior unsecured notes due 2025	$370.0	$370.0	$268.7	$368.2
10.000% senior unsecured notes due 2027	$430.0	$430.0	$309.6	$471.4
The fair values in the table above were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values under Level 3 inputs.
The Company has entered into certain interest rate swap agreements (see Note 5. "Derivatives and Hedging Activities"). The fair value of these derivative instruments was $75.9 million and $50.7 million at March 31, 2020 and December 31, 2019, respectively, and was included in other long-term liabilities in the condensed consolidated balance sheets. The fair value of these derivative financial instruments was based on a quoted market price, or a Level 2 input.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended March 31,
	2020	2019
Patient service revenues:
Surgical facilities revenues	94.7%	93.8%
Ancillary services revenues	3.9%	4.7%
	98.6%	98.5%
Other service revenues:
Optical services revenues	0.2%	0.3%
Other revenues	1.2%	1.2%
	1.4%	1.5%
Total revenues	100.0%	100.0%
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
Other revenues include management and administrative service fees derived from the non-consolidated facilities that the Company accounts for under the equity method, management of surgical facilities in which it does not own an interest, and management services provided to physician practices for which the Company is not required to provide capital or additional assets. These agreements typically require the Company to provide recurring management services over a multi-year period, which are billed and collected on a monthly basis. The fees derived from these management arrangements are based on a predetermined percentage of the revenues of each facility or practice and are recognized in the period in which management services are rendered and billed.
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$226.0	52.0%	$215.3	52.4%
Government	175.8	40.5%	164.9	40.2%
Self-pay	12.8	2.9%	10.8	2.6%
Other (1)	20.0	4.6%	19.8	4.8%
Total patient service revenues	434.6	100.0%	410.8	100.0%
Other service revenues:
Optical services revenues	0.8		1.1
Other revenues	5.6		4.9
Total revenues	$441.0		$416.8

(1)	Other is comprised of anesthesia service agreements, automobile liability, letters of protection and other payor types.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Cash, cash equivalents and restricted cash reported within the consolidated statement of cash flows includes $0.3 million of restricted investments, which are reflected in other long-term assets in the consolidated balance sheet at both March 31, 2020 and December 31, 2019. These restricted investments represent restricted cash held in accordance with the provisions of a long-term operating lease agreement held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
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
Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), private insurance organizations, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of March 31, 2020 and December 31, 2019, the Company had a net third-party Medicaid settlements liability of $8.3 million and $5.6 million, respectively, included in other current liabilities in the condensed consolidated balance sheets.
The Company recognizes that final reimbursement of accounts receivable is subject to final approval by each third-party payor. However, because the Company has contracts with its third-party payors and also verifies insurance coverage of the patient before medical services are

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $8.6 million as of March 31, 2020 and December 31, 2019.
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions and dispositions for the three months ended March 31, 2020 is included in Note 2. "Acquisitions and Disposals."
A summary of activity related to goodwill for the three months ended March 31, 2020 is as follows (in millions):

Balance at December 31, 2019	$3,402.4
Acquisitions, including post acquisition adjustments	8.3
Divestitures and deconsolidations	(14.2)
Balance at March 31, 2020	$3,396.5
A detailed evaluation of potential impairment indicators was performed as of March 31, 2020, which specifically considered the decline in the fair market value of the Company’s outstanding senior secured term loan and unsecured notes and common stock during the first quarter as a result of the COVID-19 pandemic. Volatility was observed in the prices of the Company’s outstanding debt securities and common stock and the decline in surgical case volumes following the emergence of COVID-19 was also considered. On the basis of available evidence as of March 31, 2020, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of activity related to non-controlling interests—redeemable for the three months ended March 31, 2020 and 2019 is as follows (in millions):

	2020	2019

Balance at beginning of period	$321.0	$326.6
Net income attributable to non-controlling interests—redeemable	5.5	7.6
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(1.6)	(9.3)
Distributions to non-controlling interest—redeemable holders	(9.1)	(10.3)
Balance at end of period	$315.8	$314.6
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
The Company's effective tax rate was 64.4% for the three months ended March 31, 2020 compared to 32.7% for the three months ended March 31, 2019. The higher effective tax rate for the 2020 period was primarily due to discrete tax benefits of approximately $6.9 million attributable to the release of federal and state valuation allowances on the Company’s IRC Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and $5.0 million attributable to a portion of the payments under the Settlement Agreement, as defined in Note 10. "Subsequent Events," being classified as "restitution" for income tax purposes. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standard Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. Entities may adopt ASU 2020-04 as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is evaluating the impact of this ASU on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduced a new model for recognizing credit losses on financial instruments based on an estimate of the current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to financial instruments and other assets, which is primarily applicable to accounts receivable for the Company. This ASU was effective for the Company on January 1, 2020. The adoption of this ASU did not have a material impact on its consolidated financial position and results of operations.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Acquisitions and Disposals
Acquisitions
During the three months ended March 31, 2020, the Company acquired a controlling interest in a surgical facility in a new market and a surgical facility in an existing market that was merged into an existing facility for total cash consideration of $5.5 million, net of cash acquired. The cash consideration was funded through cash from operations. The total consideration was allocated to the assets acquired and liabilities assumed based upon the respective acquisition date fair values. The aggregate amounts preliminarily recognized for each major class of assets acquired and liabilities assumed for the acquisitions are as follows (in millions):

Total consideration	$6.1
Fair value of non-controlling interests	3.5
Aggregate acquisition date fair value	$9.6
Net assets acquired:
Current assets	$1.5
Property and equipment	1.1
Goodwill	8.3
Right-of-use operating lease assets	5.4
Current liabilities	(1.3)
Right-of-use operating lease liabilities	(5.4)
Aggregate acquisition date fair value	$9.6
The fair values assigned to certain assets acquired and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. During the three months ended March 31, 2020, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2019. The goodwill acquired was allocated to the Company's surgical facility services reportable segment. The results of operations of the acquisitions were included in the Company’s results of operations beginning on the dates of acquisition and were not considered significant for the three months ended March 31, 2020.
Disposals
During the three months ended March 31, 2020, the Company sold its interests in two surgery centers, one of which was previously accounted for as an equity method investment, for net cash proceeds of $9.4 million, and recognized a net pre-tax loss of $3.1 million included in loss on disposals and deconsolidations, net in the condensed consolidated statement of operations for the three months ended March 31, 2020.
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	March 31, 2020	December 31, 2019

Senior secured term loan (1)	$1,430.6	$1,434.1
Senior secured revolving credit facility	112.9	—
6.750% senior unsecured notes due 2025	370.0	370.0
10.000% senior unsecured notes due 2027	430.0	430.0
Notes payable and other secured loans	108.5	104.0
Finance lease obligations	245.3	253.4
Less: unamortized debt issuance costs	(10.5)	(10.8)
Total debt	2,686.8	2,580.7
Less: Current maturities	60.3	56.0
Total long-term debt	$2,626.5	$2,524.7

(1)	Includes unamortized fair value discount of $4.4 million and $4.6 million as of March 31, 2020 and December 31, 2019, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 18, 2020, the Company drew down its available capacity under the senior secured revolving credit facility, as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.
4. Redeemable Preferred Stock
On August 31, 2017, the Company issued 310,000 shares of Series A Preferred Stock to Bain Capital Private Equity, L.P. at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million.
A summary of activity related to the Series A Preferred Stock follows (in millions):

Balance at December 31, 2019	$395.0
Dividends accrued (there were no cash dividends declared)	9.5
Balance at March 31, 2020	$404.5
There were no unpaid cash dividends declared at both March 31, 2020 and December 31, 2019. The aggregate and per share amounts of unpaid cumulative preferred dividends as of March 31, 2020 was $78.9 million and $254.61, respectively.
5. Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During 2020, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $22.1 million will be reclassified as an increase to interest expense.
As of March 31, 2020, the Company had four interest rate swaps with a notional amount of $1.2 billion and a termination date of November 30, 2023. The derivatives are recorded at fair value (see Note 1. "Organization and Summary of Accounting Policies") and classified as a long-term liability included in other long-term liabilities in the condensed consolidated balance sheets.
The following table presents the pre-tax effect of the interest rate swaps on the Company's accumulated OCI and condensed consolidated statement of operations (in millions):

	Three Months Ended March 31,
	2020	2019
Derivatives in cash flow hedging relationships
Loss recognized in OCI (effective portion)	$28.6	$12.8
Loss reclassified from accumulated OCI to interest expense (effective portion)	$3.4	$1.3
6. Earnings Per Share
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to Surgery Partners, Inc.	$(27.5)	$(20.1)
Less: amounts allocated to participating securities (1)	(9.5)	(8.5)
Net loss attributable to common stockholders	$(37.0)	$(28.6)

Denominator:
Weighted average shares outstanding- basic and diluted (2)	48,472	48,047

Loss per share:
Basic and diluted (2)	$(0.76)	$(0.60)

Dilutive securities outstanding not included in the computation of loss per share as their effect is antidilutive:
Stock options	72	—
Restricted shares	298	18

(1)	Includes dividends accrued during all periods for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses.

(2)	The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in each period.
7. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	March 31, 2020	December 31, 2019

Right-of-use operating lease liabilities	$36.9	$37.3
Accrued legal settlement (1)	36.3	35.1
Interest payable	26.2	21.8
Amounts due to patients and payors	16.0	16.5
Accrued expenses and other	87.9	80.5
Total	$203.3	$191.2

(1)	See Note 10. "Subsequent Events" for further discussion.
8. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of March 31, 2020 and December 31, 2019 were $20.2 million and $19.4 million, respectively. The balance includes expected insurance recoveries of $12.1 million as of both March 31, 2020 and December 31, 2019.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Laws and Regulations
Laws and regulations governing the Company's business, including those relating to the Medicare and Medicaid programs, are complex and subject to interpretation. These laws and regulations govern every aspect of how the Company's surgical facilities conduct their operations, from licensing requirements to how and whether the Company's facilities may receive payments pursuant to the Medicare and Medicaid programs. Compliance with such laws and regulations can be subject to future government agency review and interpretation as well as legislative changes to such laws. Noncompliance with such laws and regulations may subject the Company to significant regulatory sanctions including fines, penalties, and exclusion from the Medicare, Medicaid and other federal health care programs. From time to time, governmental regulatory agencies will conduct inquiries of the Company's practices, including, but not limited to, the Company's compliance with federal and state fraud and abuse laws, billing practices and relationships with physicians.
On October 23, 2017, the Company received several civil investigative demands ("CIDs") from the federal government under the False Claims Act (the "FCA") for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. In addition, the Company was informed by the Centers for Medicare and Medicaid Services ("CMS") that payments to its diagnostic laboratory, Logan Laboratories, LLC ("Logan Labs"), a toxicology laboratory based in Tampa, Florida that provides urine testing services, were suspended for a period of time, pending further investigations by CMS. CMS lifted the suspension as of December 18, 2019. On January 23, 2020, the United States District Court for the Middle District of Florida unsealed the Complaint in the case of Cho et al. ex rel. United States v. Surgery Partners et al., which we understand to be related to the investigation that gave rise to the CIDs.
On April 14, 2020, Logan Labs and Tampa Pain Relief Centers, Inc. ("Tampa Pain" and, together with Logan Labs, the "Companies"), a pain management medical practice based in Tampa, Florida, both indirect wholly-owned subsidiaries of the Company, entered into a settlement agreement with the United States of America. See Note 10. "Subsequent Events" for further discussion of this settlement.
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
Tax Receivable Agreement
On May 9, 2017, the Company entered into an agreement to amend that certain Income Tax Receivable Agreement, dated September 30, 2015 (as amended, the "TRA"), by and between the Company, and the other parties referred to therein, which amendment became effective on August 31, 2017. Pursuant to the amendment to the TRA, the Company agreed to make payments to H.I.G., the Company's former controlling shareholder, in its capacity as the stockholders representative pursuant to a fixed payment schedule. The amounts payable under the TRA are calculated as the product of (i) an annual base amount and (ii) the maximum corporate federal income tax rate for the applicable year plus three percent. The amounts payable under the TRA are related to the Company’s projected realized tax savings over the next five years and are not dependent on the Company’s actual tax savings over such period. The calculation of amounts payable pursuant to the TRA is thus dependent on the maximum corporate federal income tax rate. To the extent that the Company is unable to make payments under the TRA, such payments will be deferred and will accrue interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 500 basis points until paid. If the terms of credit agreements and other debt documents cause the Company to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA was approximately $60.1 million as of both March 31, 2020 and December 31, 2019. As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $49.9 million and $48.7 million as of March 31, 2020 and December 31, 2019, respectively. The current portion of the liability was $16.9 million as of both March 31, 2020 and December 31, 2019, and is included as a component of other current liabilities in the condensed consolidated balance sheets. The long-term portion is included as a component of other long-term liabilities in the condensed consolidated balance sheets.
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
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended March 31,
	2020	2019
Revenues:
Surgical facility services	$423.2	$395.8
Ancillary services	17.0	19.9
Optical services	0.8	1.1
Total	$441.0	$416.8

Adjusted EBITDA:
Surgical facility services	$67.2	$68.4
Ancillary services	(2.0)	1.2
Optical services	0.4	0.5
All other	(19.1)	(19.4)
Total	$46.5	$50.7

Reconciliation of Adjusted EBITDA:
(Loss) income before income taxes	$(23.6)	$5.2

Net income attributable to non-controlling interests	(19.1)	(23.6)
Depreciation and amortization	21.8	18.8
Interest expense, net	47.1	42.0
Equity-based compensation expense	3.5	1.9
Transaction, integration and acquisition costs (1)	12.6	3.4
Loss on disposals and deconsolidations, net	3.5	0.6
Litigation settlement and other litigation costs (2)	1.5	—
Gain on escrow release (3)	(0.8)	—
Tax receivable agreement expense	—	2.4
Adjusted EBITDA	$46.5	$50.7

(1)
This amount includes transaction and integration costs of $5.5 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively. This amount further includes other acquisition costs and start-up costs related to a de novo surgical hospital of $7.1 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	This amount includes litigation settlement costs of $1.2 million and other litigation costs of $0.3 million for the three months ended March 31, 2020, with no comparable costs in the same 2019 period.

(3)	Included in other income in the condensed consolidated statement of operations for the three months ended March 31, 2020, with no comparable gain in the same 2019 period.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2020	December 31, 2019
Assets:
Surgical facility services	$4,596.9	$4,580.4
Ancillary services	69.9	69.6
Optical services	17.7	17.7
All other	406.4	351.2
Total assets	$5,090.9	$5,018.9

	Three Months Ended March 31,
	2020	2019
Cash purchases of property and equipment, net:
Surgical facility services	$11.0	$10.9
Ancillary services	0.1	0.1
All other	0.7	0.8
Total cash purchases of property and equipment, net	$11.8	$11.8
10. Subsequent Events
Settlement Agreement
On April 14, 2020, Logan Labs and Tampa Pain entered into a settlement agreement (the "Settlement Agreement") with the United States of America., acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services ("OIG"), the Defense Health Agency, acting on behalf of the TRICARE Program, the Office of Personnel Management, as the administrator of the Federal Employees Health Benefits Program, the Office of Workers Compensation Programs of the United States Department of Labor, which administers federal workers compensation claims for federal employees, including the United States Postal Service, and the United States Department of Veterans Affairs (collectively, the "U.S. Parties") and certain other parties to resolve the pending DOJ investigation. As part of the Settlement Agreement, the DOJ asserted that certain urine tests ordered by Tampa Pain’s physicians and conducted at Tampa Pain and Logan Labs for patients receiving opioid therapy to manage pain were not medically necessary and the resulting claims submitted to the U.S. Parties violated the federal False Claims Act (the "Covered Conduct").
Under the terms of the Settlement Agreement, the Companies will pay a total of $40.0 million plus accrued interest from March 14, 2019, at the rate of 2.75% per annum to the U.S. Parties and participating states. The Settlement Amount is expected to be paid on the following schedule: the forfeiture of $7.5 million of approved, paid claims currently held in suspense by the U.S. Parties and the payment of $1.8 million plus accrued interest within 20 business days of the date of the Settlement Agreement and the payment of $30.7 million plus accrued interest on April 1, 2021. The Company previously recorded a litigation-related charge of $46.0 million relating to an anticipated resolution of the Covered Conduct on the consolidated statements of operations for the year ended December 31, 2018. For the three months ended March 31, 2020, the Company recorded an additional litigation-related charge of $1.2 million relating to the resolution of the Covered Conduct on the condensed consolidated statement of operations.
Under the Settlement Agreement, the U.S. Parties agrees to release the Companies from any civil or administrative monetary liability arising from the Covered Conduct. Additionally, under the Settlement Agreement, the OIG agrees, conditioned upon the Companies’ full payment of the Settlement Amount, and in consideration of Logan Labs’ and Tampa Pain’s obligations under their respective Corporate Integrity Agreements (as defined and described below), to release its permissive exclusion rights and refrain from instituting any administrative action seeking to exclude the Companies from participating in Medicare, Medicaid or other Federal health care programs as a result of the Covered Conduct.
The Settlement Agreement contains no admissions of liability on the part of the Companies or the Company.
In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude the Companies from participating in the federal health care programs, on April 14, 2020, Tampa Pain entered into a five-year corporate integrity agreement with the OIG and Logan Labs entered into a three-year corporate integrity agreement with the OIG (together, the “Corporate Integrity Agreements”).
The foregoing description of the Settlement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Settlement Agreement, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q.
Third Amendment to Credit Agreement
On April 16, 2020, SP Holdco I, Inc., a Delaware corporation (“Holdings”), and Surgery Center Holdings, Inc., a Delaware corporation (the “Borrower”), each a wholly-owned subsidiary of the Company, entered into a third amendment to credit agreement governing their

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

revolving credit facility (the “Revolver”), dated as of April 16, 2020 (the “Third Amendment”), with Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto, which amended and supplemented financial covenants applicable to the Revolver under the credit agreement, dated as of August 31, 2017, by and among the Borrower, Holdings, certain wholly-owned subsidiaries of the Borrower party thereto from time to time, Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto from time to time (as amended prior to the date hereof) (the “Credit Agreement”). Pursuant to the Third Amendment, the Company's requirement to comply with a maximum consolidated total net leverage ratio will be waived for the remainder of 2020. The amendments pursuant to the Third Amendment became effective concurrently with the funding of the 2020 Incremental Term Loans on April 22, 2020.
Second Incremental Term Loan Amendment
On April 22, 2020, Holdings and the Borrower, together with certain wholly-owned subsidiaries of the Borrower, entered into a second incremental term loan amendment, dated as of April 22, 2020 (the “Second Incremental Term Loan Amendment”), with Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto, which further amended and supplemented the Credit Agreement to provide for a $120.0 million senior secured incremental term loan (the “2020 Incremental Term Loans”). The 2020 Incremental Term Loans were fully drawn on April 22, 2020 and bear interest at a rate per annum equal to (x) LIBOR plus a margin of 8.00% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate, (iii) one-month LIBOR plus 1.00% per annum and (iv) 2.00% per annum) plus a margin of 7.00% per annum. The 2020 Incremental Term Loans were incurred as a separate tranche of term loans under the Credit Agreement, and are subject to maturity, amortization and mandatory prepayment provisions consistent with the existing terms loans outstanding under the Credit Agreement. Voluntary prepayments of the 2020 Incremental Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except LIBOR breakage costs and a make-whole and call premium, as applicable, in the case of certain prepayments or events within a specified period of time after April 22, 2020, as set forth in the Second Incremental Term Loan Amendment).
CARES Act
The Company is closely monitoring legislative actions at the federal, state and local levels including the CARES Act and other governmental assistance that might be available. As part of the CARES Act, the United States government initially announced that it would offer $100 billion of relief to eligible health care providers. On April 7, 2020, CMS officials indicated they would distribute $30 billion of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions. The Company received approximately $45 million of the grant funds distributed through the date of this filing, which did not qualify for recognition during the three months ended March 31, 2020.
As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program, which allows for most providers and suppliers, including the Company’s ASCs, to request up to 100% of the Medicare Fee-for-Service payment amount for a three-month period. Hospitals can request up to 100% of the payment amount for a six-month period, with certain critical access hospitals able to request up to 125% of the payment for a six-month period. Repayment of advance payments will commence 120 days after the date the payment is issued and will be effectuated via an automatic 100% offset against future claims payments. Hospitals will have one year from the date the payment is received to repay the advance payments; all other providers will have 210 days to repay the advance payment. Through the date of this filing, the Company received approximately $120 million of accelerated payments, which did not qualify for recognition during the three months ended March 31, 2020.
The CARES Act also provides for the deferral of the Company's portion of social security payroll taxes for the remainder of 2020. Under the CARES Act, half of the deferred amount will have to be paid in each of December 2021 and December 2022. The Company began deferring the social security payroll tax match in April 2020.
On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “New PPP Act”) was adopted which allocates an additional $75 billion to eligible health care providers for the same purposes as in the CARES Act. Recipients will not be required to repay the amounts received, provided they comply with terms and conditions, which have not yet been finalized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our 2019 Annual Report on Form 10-K. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Partners, Inc., and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term “employees” refers to employees of affiliates of Surgery Partners, Inc.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations. The words "projections," "believe," "continue," "drive," "estimate," "expect," "intend," "may," "plan," "will," "could," "would" and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, the duration and severity of the COVID-19 outbreak in the United States and the regions in which we operate, the impact to the state and local economies of prolonged shelter in place orders and the pandemic generally, our ability to respond nimbly to challenging economic conditions, the unpredictability of our case volume both in the current environment and if and when restrictions are eased, our ability to preserve or raise sufficient funds to continue operations throughout this period of uncertainty, including through our in-process asset sales, which may not occur during this period of uncertainty, if at all, the impact of our cost-cutting measures on our future performance, our ability to defer payments, including certain lease payments, our ability to cause distributions from our subsidiaries, the responsiveness of our payors, including Medicaid and Medicare, to the challenging operating conditions, including their willingness and ability to continue paying in a timely manner and to advance payments in a timely manner, if at all; our ability to execute on our operational and strategic initiatives; the timing and impact of our portfolio optimization efforts; our ability to continue to improve same-facility volume and revenue growth on the timeline anticipated, if at all; our ability to successfully integrate acquisitions; the anticipated impact and timing of our ongoing efficiency efforts, including insurance consolidations and completed headcount actions, as well as our ongoing procurement and revenue cycle efforts; the impact of adverse weather conditions and other events outside of our control; and the risks and uncertainties set forth under the heading "Risk Factors" in this report and in our 2019 Annual Report on Form 10-K and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
Total revenues for the first quarter of 2020 increased 5.8% to $441.0 million from $416.8 million for the first quarter of 2019. Same-facility revenues for the first quarter of 2020 increased 2.5% from the same period last year, with a 11.4% increase in revenue per case and a 8.0% decrease in same-facility cases. When adjusted for business days that we operated in the first quarter 2020, same-facility revenues increased 0.9% with a 9.4% decrease in same-facility cases attributable to the impacts of COVID-19 that the Company began experiencing in mid-March, which is described in further detail below in the section titled "Impact of COVID-19." Same-facility revenue per case growth was driven by a favorable surgical case mix as lower acuity cases were some of the first to decline as the COVID-19 crisis developed. For the first quarter of 2020, the Company’s net loss attributable to common stockholders and Adjusted EBITDA was $37.0 million and $46.5 million, respectively, compared to $28.6 million and $50.7 million for the same period last year. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Metrics." The increase in net loss attributable to common stockholders and the decrease in Adjusted EBITDA are attributable to the decline in surgical cases due to the impacts of COVID-19 as discussed further below.
On March 18, 2020, the Company drew down its available capacity under the senior secured revolving credit facility, as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. We had cash and cash equivalents of $194.6 million at March 31, 2020. Net operating cash inflows, including operating cash flows less distributions to non-controlling interests, were $5.2 million for the first quarter of 2020.
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the three months ended March 31, 2020, we completed the acquisitions of a surgical facility in a new market and a surgical facility in an existing market that was merged into an existing facility for an aggregate cash investment of $6.1 million.
Impact of COVID-19
The COVID-19 global pandemic is significantly affecting our facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. Beginning mid-March, the COVID-19 pandemic began to negatively affect our net revenue and business operations. On March 18, 2020, we reported that we had withdrawn our previously announced full-year 2020 outlook, and on April 15, 2020, we filed a Current Report on Form 8-K providing additional disclosure about the impact of the pandemic on our operations. The COVID-19 crisis is still rapidly evolving and much of its impact remains unknown and difficult to predict; however, due in part to local, state and federal guidelines as well as recommendations from major medical societies, social distancing and self-quarantines in response to the COVID-19 pandemic, most of our surgical facilities are experiencing significantly lower surgical case volume. The impact of COVID-19 on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. It is difficult to predict the duration of this lower surgical case volume and the volume and timing of any potential recapture of backlogged cases once restrictions are eased.
Although we cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, we currently project that our net revenue will continue to be negatively affected into the second quarter of 2020. Our operating structure naturally enables some flexibility in the cost structure according to the volume of surgical procedures performed, including much of our cost of revenues. In addition to the natural variability of these costs, we and our partners in the surgical facilities are undertaking additional steps to preserve financial flexibility. In mid-March we took actions that remain underway including: furloughing employees, converting salaried employees to an hourly pay rate, negotiating with the our vendors and lessors for revised payment terms and reducing corporate payroll costs. For further discussion, see Item 1A “Risk Factors” elsewhere in this report.
On March 18, 2020, the Company drew down its available capacity under the Revolver, as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. In addition, on April 22, 2020, we entered into a second incremental term loan amendment, which amended and supplemented the existing credit agreement, to provide for an incremental borrowing of $120.0 million. The incremental amounts were fully drawn on April 22, 2020. See Note 10. "Subsequent Events" to our condensed consolidated financial statements included elsewhere in this report for a further discussion of the second incremental term loan amendment. Additionally, please see "Capital Resources" and "Summary" under the heading "Liquidity and Capital Resources" below for more information about the impact of the COVID-19 pandemic on the Company.
The Company is closely monitoring legislative actions at federal and state levels including the impact of the CARES Act and other governmental assistance that might be available. See Note 10. "Subsequent Events" to our condensed consolidated financial statements included elsewhere in this report for a further discussion of the CARES Act and relief we have received.
Regulatory Developments in Response to COVID-19
Numerous recent legislative and regulatory actions have been taken in an attempt to provide businesses, including health care providers, with relief from the negative impacts of the COVID-19 pandemic. The legislative and regulatory responses to COVID-19 generally impact many of the statutes, regulations and policies summarized or discussed throughout this report and in our 2019 Annual Report on Form 10-K. Unless otherwise noted, such summaries or discussions have not been updated to reflect the impact of the COVID-19 legislative and regulatory developments since the end of the first quarter.
CARES Act
On March 27, 2020, the CARES Act was signed into law. The CARES Act is intended to provide over $2 trillion in stimulus benefits for the U.S. economy in order to offset the negative economic impact of the COVID-19 public health emergency. Among other things, the CARES Act includes support for small businesses, expands unemployment benefits, and provides $500 billion for loans, loan guarantees, and other investments for or in U.S. businesses.
The CARES Act contains a number of provisions that are intended to assist health care providers as they combat the effects of the COVID-19 public health emergency. The healthcare-specific provisions include:

•	the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2020;

•
an appropriation of $100 billion to the Public Health and Social Services Emergency Fund for a new program to reimburse, through grants or other mechanisms, eligible health care providers and other approved entities for COVID-19-related expenses or lost revenues;

•	the expansion of CMS’ Accelerated and Advance Payment Program; and

•	waivers or temporary suspension of certain regulatory requirements.
Paycheck Protection Program and Health Care Enhancement Act
On April 24, 2020, the New PPP Act was signed into law. Among other things, the New PPP Act allocates $75 billion to Medicare and Medicaid participating hospitals and other health care providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the New PPP Act is in addition to the $100 billion allocated to health care providers for the same purposes in the CARES Act. The New PPP Act will likely be disbursed to providers under terms and conditions that are similar to the CARES Act funds.
Waivers or Temporary Suspension of Certain Regulatory Requirements
In addition to the financial and other relief that has been provided by the federal government through the CARES Act and other legislation that has been passed by Congress, CMS and many state governments have also issued a number of waivers and temporary suspensions of health care facility licensure, certification, and reimbursement requirements in order to provide hospitals, ambulatory surgery centers, physicians, and other health care providers with increased flexibility to meet the challenges presented by the COVID-19 public health emergency. For example, CMS has temporarily waived the enforcement of certain requirements of the Medicare conditions of participation and implemented a "hospitals without walls" program that would enable hospitals to treat patients in temporary locations and enable ASCs to temporarily enroll in Medicare as hospitals. CMS has also temporarily waived many provisions of the Stark law, including those provisions of the Stark law that prohibit our hospitals with physician ownership from expanding capacity. Many states have also suspended the enforcement of certain regulatory requirements to ensure that health care providers have sufficient capacity to treat COVID-19 patients. These regulatory changes are temporary, with most slated to expire at the end of the declared COVID-19 public health emergency.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Patient service revenues:
Surgical facilities revenues	94.7%	93.8%
Ancillary services revenues	3.9%	4.7%
	98.6%	98.5%
Other service revenues:
Optical services revenues	0.2%	0.3%
Other	1.2%	1.2%
	1.4%	1.5%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended March 31,
	2020	2019

Private insurance payors	52.0%	52.4%
Government payors	40.5%	40.2%
Self-pay payors	2.9%	2.6%
Other payors (1)	4.6%	4.8%
Total	100.0%	100.0%

(1)	Other is comprised of anesthesia service agreements, automobile liability, letters of protection and other payor types.
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

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2020	2019

Orthopedic and pain management	38.7%	37.4%
Ophthalmology	25.8%	23.7%
Gastrointestinal	20.0%	21.1%
General surgery	3.1%	3.1%
Other	12.4%	14.7%
Total	100.0%	100.0%
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2019 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2019.
Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table summarizes certain results from the statements of operations for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Three Months Ended March 31,
	2020	2019

Revenues	$441.0	$416.8
Operating expenses:
Cost of revenues	366.2	326.1
General and administrative expenses	22.8	21.7
Depreciation and amortization	21.8	18.8
Income from equity investments	(2.0)	(2.0)
Loss on disposals and deconsolidations, net	3.5	0.6
Transaction and integration costs	5.5	2.0
Litigation settlement	1.2	—
Other income	(1.5)	—
Total operating expenses	417.5	367.2
Operating income	23.5	49.6
Tax receivable agreement expense	—	(2.4)
Interest expense, net	(47.1)	(42.0)
(Loss) income before income taxes	(23.6)	5.2
Income tax (benefit) expense	(15.2)	1.7
Net (loss) income	(8.4)	3.5
Less: Net income attributable to non-controlling interests	(19.1)	(23.6)
Net loss attributable to Surgery Partners, Inc.	$(27.5)	$(20.1)
Overview. During the three months ended March 31, 2020, our revenues increased 5.8% to $441.0 million compared to $416.8 million for the three months ended March 31, 2019. We incurred a net loss attributable to Surgery Partners, Inc. of $27.5 million for the 2020 period, compared to $20.1 million for the 2019 period, primarily attributable to the decline in surgical case volume that began in mid-March due to COVID-19.

Revenues. Revenues for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were as follows (dollars in millions):

	Three Months Ended March 31,
	2020	2019

Patient service revenues	$434.6	$410.8
Optical service revenues	0.8	1.1
Other service revenues	5.6	4.9
Total revenues	$441.0	$416.8
Patient service revenues increased 5.8% to $434.6 million for the three months ended March 31, 2020 compared to $410.8 million for the three months ended March 31, 2019. The growth of 5.8% was primarily driven by same-facility revenue per case growth of 11.4% and was partially offset by a decrease in same-facility case volume primarily due to the impacts of COVID-19 that began in mid-March. Same-facility revenue per case growth was driven by a favorable surgical case mix as lower acuity cases were some of the first to decline as the COVID-19 crisis developed.
Cost of Revenues. Cost of revenues were $366.2 million for the three months ended March 31, 2020 compared to $326.1 million for the three months ended March 31, 2019. The increase in costs were primarily attributable to our 2020 and 2019 acquisitions and an increase in supply costs associated with higher acuity surgical case volumes. As a percentage of revenues, cost of revenues increased to 83.0% for the 2020 period compared to 78.2% for the 2019 period.
General and Administrative Expenses. General and administrative expenses were $22.8 million for the three months ended March 31, 2020 compared to $21.7 million for the three months ended March 31, 2019. As a percentage of revenues, general and administrative expenses was 5.2% for both the 2020 period and the 2019 period.
Depreciation and Amortization. Depreciation and amortization was $21.8 million and $18.8 million for the three months ended March 31, 2020 and 2019, respectively. As a percentage of revenues, depreciation and amortization expenses was 4.9% for the 2020 period compared to 4.5% for the 2019 period. The increase is primarily due to increased capital investments and integration of acquisitions and a de novo hospital completed in 2019.
Loss on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $3.5 million for the 2020 period, including a net loss of $3.1 million on the sale of interests in surgical facilities and $0.4 million on disposals of other long-lived assets. The net loss on disposals and deconsolidations was $0.6 million for the 2019 period, related to disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $5.5 million of transaction and integration costs for the three months ended March 31, 2020 compared to $2.0 million for the three months ended March 31, 2019. The increase primarily relates to costs for ongoing development initiatives, divestitures completed in 2020 and the integration of acquisitions we completed in 2020 and 2019.
Litigation settlement. Litigation settlement costs were $1.2 million for the three months ended March 31, 2020 related to the resolution of the government investigation, as discussed in Note 10. "Subsequent Events" to our condensed consolidated financial statements included elsewhere in this report.
Interest Expense, Net. Interest expense, net, increased to $47.1 million for the three months ended March 31, 2020 compared to $42.0 million for the three months ended March 31, 2019. The increase primarily relates to the issuance of $430.0 million in senior unsecured notes effective April 11, 2019. As a percentage of revenues, interest expense, net was 10.7% for the 2020 period compared to 10.1% for the 2019 period.
Income Tax (Benefit) Expense.  The income tax benefit was $15.2 million and expense was $1.7 million for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate was 64.4% for the three months ended March 31, 2020 compared to 32.7% for the three months ended March 31, 2019. The higher effective tax rate for the 2020 period was primarily due to discrete tax benefits of approximately $11.9 million attributable to (a) the release of federal and state valuation allowances on the Company’s IRC Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the CARES Act; and (b) the Settlement Agreement, as discussed in Note 10. "Subsequent Events" to our condensed consolidated financial statements included elsewhere in this report, which provided that a portion of the final settlement amount was "restitution" for income tax purposes. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $19.1 million for the three months ended March 31, 2020 compared to $23.6 million for the three months ended March 31, 2019. As a percentage of revenues, net income attributable to non-controlling interests was 4.3% in the 2020 period and 5.7% for the 2019 period.

Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. During the three months ended March 31, 2020, our cash flow provided by operating activities was $29.2 million compared to $20.5 million in the three months ended March 31, 2019 primarily due to the timing of certain payroll and trade payable payments.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2020 was $7.7 million, which included $11.8 million related to purchases of property and equipment. We paid $5.5 million in cash for acquisitions (net of cash acquired), which included a surgical facility in a new market and a surgical facility that was merged into an existing facility. Additionally, we received cash proceeds of $9.4 million related to the sale of our interests in two surgery centers, one of which was previously accounted for as an equity method investment.
Net cash used in investing activities during the three months ended March 31, 2019 was $18.4 million, which included $11.8 million related to purchases of property and equipment. We additionally paid $7.6 million in cash for acquisitions, which primarily included a physician practice.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2020 was $80.4 million. During this period, we made distributions to non-controlling interest holders of $24.0 million and payments related to ownership transactions with consolidated affiliates of $0.4 million. Additionally, we made repayments on our long-term debt of $52.8 million, which was offset by borrowings of $158.4 million.
Net cash used in financing activities during the three months ended March 31, 2019 was $43.9 million. During this period, we made distributions to non-controlling interest holders of $33.8 million and received cash related to ownership transactions with consolidated affiliates of $1.5 million. Additionally, we made repayments on our long-term debt of $12.9 million, which was offset by borrowings of $2.4 million.
Debt
As of March 31, 2020, the carrying value of our total indebtedness was $2.687 billion, which includes unamortized fair value discount of $4.4 million and unamortized deferred financing costs of $10.5 million.
Term Loan and Revolving Credit Facility
As of March 31, 2020, we had term loan borrowings with a carrying value of $1.431 billion, consisting of outstanding aggregate principal of $1.435 billion and unamortized fair value discount of $4.4 million (the "Term Loan"). The Term Loan matures on August 31, 2024. The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan.
We have a Revolver providing for revolving borrowings of up to $120.0 million. The Revolver will mature on August 31, 2022. On March 18, 2020, the Company drew down its available capacity under the Revolver, as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. As of March 31, 2020, outstanding borrowing on the Revolver was $112.9 million and our availability on the Revolver was $0.1 million (including outstanding letters of credit of $7.0 million).
The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the credit agreement, we may request one or more additional incremental term loan facilities or one or more increases in the commitments on the Revolver.
The Revolver and the Term Loan, together the "Senior Secured Credit Facilities" bear interest at a rate per annum equal to (x) LIBOR plus a margin ranging from 3.00% to 3.25% per annum, depending on our first lien net leverage ratio or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (solely with respect to the Term Loan, the alternate base rate shall not be less than 2.00% per annum)) plus a margin ranging from 2.00% to 2.25% per annum. In addition, we are required to pay a commitment fee of 0.50% per annum in respect of unused commitments on the Revolver.
On April 22, 2020, we entered into a second incremental term loan amendment, which amended and supplemented the existing credit agreement, to provide for an incremental borrowing of $120.0 million. The incremental amounts were fully drawn on April 22, 2020. See Note 10. "Subsequent Events" to our condensed consolidated financial statements included elsewhere in this report for a further discussion of the second incremental term loan amendment.
On April 16, 2020, we entered into a third amendment to our credit agreement, which amended and supplemented financial covenants applicable to the Revolver under the credit agreement. Pursuant to the third amendment, the Company's requirement to comply with a maximum consolidated total net leverage ratio will be waived for the remainder of 2020. The third amendment became effective concurrently with the funding of the incremental term loans on April 22, 2020, discussed above.

Senior Unsecured Notes
We have $430.0 million aggregate principal amount of senior unsecured notes due April 15, 2027 (the "2027 Unsecured Notes"). The 2027 Unsecured Notes bear interest at the rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year.
We have $370.0 million aggregate principal amount of senior unsecured notes due July 1, 2025 outstanding (the "2025 Unsecured Notes"). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year.
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $108.5 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $245.3 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
Capital Resources
In addition to cash flows from operations and available cash, other sources of capital include funds we have received under the CARES Act as well as continued access to the capital markets.
As previously noted in Note 10. "Subsequent Events" to our condensed consolidated financial statements included elsewhere in this report, as of the date of this filing, we received relief via the CARES Act, including approximately $45 million in direct grant payments and approximately $120 million of accelerated payments pursuant to the Medicare Accelerated and Advance Payment Program. The direct grant payments are not required to be repaid, subject to certain terms and conditions, while payments received under the Medicare Accelerated and Advance Payment Program are required to be repaid. Additionally, the CARES Act permits the deferral of payment of the social security payroll tax match for the remainder of 2020, with half of the deferred amount due December 2021 and the other half due December 2022. We believe that deferral of the social security payroll tax match, which we began doing in April 2020, along with the funds received under the CARES Act provisions noted above, will positively impact our cash flows from operations during 2020.
Summary
The COVID-19 pandemic has resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, while we have received grants and accelerated payments under the CARES Act, and we may receive additional amounts in the future under the CARES Act and the New PPP Act, as noted above, there is no assurance regarding the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts and benefits received under the CARES Act, and which we may receive in the future under the CARES Act and the New PPP Act, or other legislation.
Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, could also negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed.
Based on our current level of operations, we believe cash flow from operations, available cash, the incremental term loan borrowings discussed above, funds we have received under the CARES Act, funds we may receive in the future and continued access to capital markets, together with the cost cutting steps taken in response to the impact of COVID-19, as discussed in Item 1A. "Risk Factors" elsewhere in this report, will be adequate to meet our short-term (i.e., 12 months) liquidity needs.
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
When we use the term "Adjusted EBITDA," we are referring to income before income taxes, adjusted for net income attributable to non-controlling interests, depreciation and amortization, interest expense, net, equity-based compensation expense, transaction, integration and acquisition costs, net loss on disposals and deconsolidations, litigation settlement and other litigation costs, gain on escrow release and tax receivable agreement expense. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources.

The following table reconciles Adjusted EBITDA to (loss) income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended March 31,
	2020	2019
Condensed Consolidated Statements of Operations Data:
(Loss) income before income taxes	$(23.6)	$5.2
Plus (minus):
Net income attributable to non-controlling interests	(19.1)	(23.6)
Depreciation and amortization	21.8	18.8
Interest expense, net	47.1	42.0
Equity-based compensation expense	3.5	1.9
Transaction, integration and acquisition costs (1)	12.6	3.4
Loss on disposals and deconsolidations, net	3.5	0.6
Litigation settlement and other litigation costs (2)	1.5	—
Gain on escrow release (3)	(0.8)	—
Tax receivable agreement expense	—	2.4
Adjusted EBITDA	$46.5	$50.7

(1)
This amount includes transaction and integration costs of $5.5 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively. This amount further includes other acquisition costs and start-up costs related to a de novo surgical hospital of $7.1 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	This amount includes litigation settlements of $1.2 million and other litigation costs of $0.3 million for the three months ended March 31, 2020, with no comparable costs in the same 2019 period.

(3)	Included in other income in the condensed consolidated statement of operations for the three months ended March 31, 2020, with no comparable gain in the same 2019 period.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended March 31, 2020

Cash flows from operating activities	$138.2
Plus (minus):
Non-cash interest income, net	(4.1)
Non-cash lease expense	(39.3)
Deferred income taxes	8.3
Income from equity investments, net of distributions received	(0.6)
Changes in operating assets and liabilities, net of acquisitions and divestitures	40.1
Income tax expense	(7.4)
Net income attributable to non-controlling interests	(115.4)
Interest expense, net	184.0
Transaction, integration and acquisition costs	45.3
Litigation settlement and other litigation costs	6.1
Gain on escrow release	(0.8)
Acquisitions and synergies (1)	72.6
Credit Agreement EBITDA	$327.0

(1)
Represents impact of acquisitions as if each acquisition had occurred on April 1, 2019. Further this includes revenue synergies from other business initiatives, de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.

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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effect of our interest rate swap agreements at March 31, 2020, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $2.4 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2020 based on our indebtedness at March 31, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Government Investigation. On October 23, 2017, the Company received several CIDs from the federal government under the FCA for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. In addition, the Company was informed by the CMS that payments to Logan Labs were suspended for a period of time, pending further investigation by CMS. CMS lifted the suspension as of December 18, 2019. On January 23, 2020, the United States District Court for the Middle District of Florida unsealed the Complaint in the case of Cho et al. ex rel. United States v. Surgery Partners et al., which was related to the investigation that gave rise to the CIDs.
On April 14, 2020, Logan Labs and Tampa Pain entered into the Settlement Agreement with the United States of America. See Note 10. "Subsequent Events" to our condensed consolidated financial statements included elsewhere in this report for further discussion on the Settlement Agreement.
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
See Note 8. "Commitments and Contingencies" for additional information regarding pending legal proceedings, which information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in our 2019 Annual Report on Form 10-K, except for the following:
The COVID-19 global pandemic is significantly affecting our operations, business and financial condition, and our liquidity will be negatively impacted further if the United States economy remains unstable for a significant amount of time or it takes an extended period for patient volumes at our facilities to recover.
The COVID-19 pandemic is significantly affecting our facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. On March 18, 2020, we reported that we had withdrawn our previously announced full-year 2020 outlook and on April 15, 2020, we filed a Current Report on Form 8-K providing additional disclosure about the impact of the pandemic on our operations. The COVID-19 crisis is still rapidly evolving and much of its impact remains unknown and difficult to predict; however, it has adversely affected our business operations in recent weeks, is expected to materially impact our financial performance for the second quarter of 2020, and potentially could negatively impact our financial performance for the year ending December 31, 2020 or longer.
We are taking or supporting measures to try to slow the spread and minimize the impact of the virus. Many of these measures are adversely impacting our business and likely will have an adverse impact on our financial results that we are not currently able to quantify. For example, due in part to local, state and federal guidelines as well as recommendations from major medical societies, social distancing and self-quarantines in response to the COVID -19 pandemic, we have cancelled or postponed a substantial percentage of the elective procedures scheduled at our facilities and have reduced operating hours at a significant number of our facilities. As a result, our facilities are experiencing significantly lower surgical case volume. The impact on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. It is difficult to predict the duration of this lower surgical case volume and, while restrictions are starting to be eased, we cannot predict the timing of the potential recapture of cancelled or postponed procedures, if any.
Even after taking into account actions that we are taking intended to increase financial flexibility, the volume reductions we are experiencing will likely result in materially higher losses and material decreases in Adjusted EBITDA (potentially resulting in negative Adjusted EBITDA) during the second quarter of 2020 and potentially for subsequent quarters. We cannot predict if or when utilization may return to pre-pandemic levels. Additionally, some of our actions to increase liquidity could result in increased expenses, reduced employee morale, labor unrest and work stoppages or other workforce disruptions.
We are experiencing, and could continue to experience, supply chain disruptions, including shortages, delays, and could experience significant price increases, in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment or PPE. Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact our ability to serve patients at our facilities.
Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, could also negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed.
In addition, our results and financial condition may be further adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the United States health care system, which, if adopted, could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow.
Furthermore, the COVID-19 pandemic has caused disruption in the financial markets and the businesses of financial institutions. These factors have caused a slowdown in the decision-making of these institutions, which may affect the timing on which we may obtain any additional funding. As a result of these factors, there can be no assurance that we will be able to access additional funds on terms acceptable to us, if at all.
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic have had and are likely to continue to have a material adverse effect on our business and could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to service our indebtedness. Additionally, the COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the materiality of certain other risk factors described in our 2019 Annual Report on Form 10-K.
Finally, although we have received grants and accelerated payments under the CARES Act, we are reviewing and intend to seek any additional available benefits in the future under the CARES Act and the New PPP Act. We cannot predict the manner in which such future benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the programs we seek to access under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any future benefits we receive may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. Accessing these programs and our response to the COVID-19 pandemic have required our management team to devote extensive resources and is likely to continue to do so in the near future, which may negatively affect our ability to implement our business plan and respond to opportunities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(dollars in millions, except per share amounts)
January 1, 2020 to January 31, 2020	9,014	$16.03	—	$46.0
February 1, 2020 to February 29, 2020	773	$17.74	—	$46.0
March 1, 2020 to March 31, 2020	32,293	$6.44	—	$46.0
Total	42,080	$8.70	—	$46.0

(1)	Shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

10.1
Amendment No. 1 to Employment Agreement and between Surgery Partners, Inc., Surgery Partners, LLC and Wayne DeVeydt, dated January 13, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed on January 13, 2020).

10.2
Amendment No. 1 to Employment Agreement by and between Surgery Partners, Inc., Surgery Partners, LLC and J. Eric Evans dated January 13, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on form 8-K filed on January 13, 2020).

10.3	First Amendment to the Surgery Partners, Inc. Cash Incentive Plan.
10.4	Settlement Agreement regarding Logan Laboratories, LLC and Tampa Pain Relieve Centers, Inc., dated April 14, 2020.
10.5
Third Amendment to the Credit Agreement, dated as of April 16, 2020, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 22, 2020).

10.6
Second Incremental Term Loan Amendment, dated as of April 22, 2020, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 22, 2020).

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
Date: May 11, 2020