Form 10-Q
period 2020-06-30
Surgery Partners, Inc.
filed 2020-08-05
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of July 30, 2020, there were 50,551,483 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in millions, except per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$326.3	$92.7
Accounts receivable	310.9	326.9
Inventories	49.0	46.3
Prepaid expenses	23.3	17.8
Other current assets	37.0	41.8
Total current assets	746.5	525.5
Property and equipment, net of accumulated depreciation of $152.0 and $110.7, respectively	504.3	523.3
Goodwill and other intangible assets, net	3,454.6	3,449.7
Investments in and advances to affiliates	91.1	93.2
Right-of-use operating lease assets	311.7	297.7
Long-term deferred tax assets	114.8	98.7
Other long-term assets	21.7	30.8
Total assets	$5,244.7	$5,018.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104.7	$96.7
Accrued payroll and benefits	57.9	54.2
Medicare accelerated payments and deferred governmental grants	124.7	—
Other current liabilities	220.4	191.2
Current maturities of long-term debt	63.5	56.0
Total current liabilities	571.2	398.1
Long-term debt, less current maturities	2,622.5	2,524.7
Right-of-use operating lease liabilities	298.9	283.1
Other long-term liabilities	127.3	113.6

Non-controlling interests—redeemable	314.7	321.0
Redeemable preferred stock - Series A; shares authorized, issued and outstanding - 310,000; redemption value - $414.2 and $395.0, respectively	414.2	395.0

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,000,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 50,551,483 and 49,298,940, respectively	0.5	0.5
Other stockholders' equity	203.9	296.3
Total Surgery Partners, Inc. stockholders' equity	204.4	296.8
Non-controlling interests—non-redeemable	691.5	686.6
Total stockholders' equity	895.9	983.4
Total liabilities and stockholders' equity	$5,244.7	$5,018.9

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$374.7	$445.4	$815.7	$862.2
Operating expenses:
Salaries and benefits	116.1	132.7	256.5	261.9
Supplies	110.1	123.4	239.4	238.4
Professional and medical fees	45.3	36.4	92.1	71.5
Lease expense	21.5	21.0	42.8	41.6
Other operating expenses	26.3	26.9	54.7	53.1
Cost of revenues	319.3	340.4	685.5	666.5
General and administrative expenses	25.3	23.3	48.1	45.0
Depreciation and amortization	23.4	19.1	45.2	37.9
Income from equity investments	(2.5)	(2.2)	(4.5)	(4.2)
Loss (gain) on disposals and deconsolidations, net	2.9	(8.2)	6.4	(7.6)
Transaction and integration costs	4.9	6.2	10.4	8.2
Grant funds	(43.1)	—	(43.1)	—
Litigation settlement	—	—	1.2	—
Loss on debt extinguishment	—	11.7	—	11.7
Other income	(0.2)	(0.4)	(1.7)	(0.4)
Total operating expenses	330.0	389.9	747.5	757.1
Operating income	44.7	55.5	68.2	105.1
Tax receivable agreement expense	—	—	—	(2.4)
Interest expense, net	(49.2)	(46.4)	(96.3)	(88.4)
(Loss) income before income taxes	(4.5)	9.1	(28.1)	14.3
Income tax (benefit) expense	(0.6)	1.0	(15.8)	2.7
Net (loss) income	(3.9)	8.1	(12.3)	11.6
Less: Net income attributable to non-controlling interests	(28.6)	(27.9)	(47.7)	(51.5)
Net loss attributable to Surgery Partners, Inc.	(32.5)	(19.8)	(60.0)	(39.9)
Less: Amounts attributable to participating securities	(9.7)	(8.8)	(19.2)	(17.3)
Net loss attributable to common stockholders	$(42.2)	$(28.6)	$(79.2)	$(57.2)

Net loss per share attributable to common stockholders
Basic	$(0.86)	$(0.59)	$(1.63)	$(1.19)
Diluted (1)	$(0.86)	$(0.59)	$(1.63)	$(1.19)
Weighted average common shares outstanding
Basic	48,840	48,291	48,661	48,241
Diluted (1)	48,840	48,291	48,661	48,241
(1) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(3.9)	$8.1	$(12.3)	$11.6
Other comprehensive income (loss), net of tax:
Derivative activity	7.3	(16.8)	(17.9)	(28.3)
Comprehensive income (loss)	3.4	(8.7)	(30.2)	(16.7)
Less: Comprehensive income attributable to non-controlling interests	(28.6)	(27.9)	(47.7)	(51.5)
Comprehensive loss attributable to Surgery Partners, Inc.	$(25.2)	$(36.6)	$(77.9)	$(68.2)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2018	48,869	$0.5	$673.5	$(22.4)	$(247.0)	$694.3	$1,098.9
Net (loss) income	—	—	—	—	(20.1)	16.0	(4.1)
Equity-based compensation	517	—	0.9	—	—	—	0.9
Preferred dividends	—	—	(8.5)	—	—	—	(8.5)
Other comprehensive loss	—	—	—	(11.5)	—	—	(11.5)
Net effect of adoption of new accounting standard	—	—	—	—	18.0	—	18.0
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	8.0	—	—	6.1	14.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(23.5)	(23.5)
Balance at March 31, 2019	49,386	0.5	673.9	(33.9)	(249.1)	692.9	1,084.3
Net (loss) income	—	—	—	—	(19.8)	18.7	(1.1)
Equity-based compensation	117	—	3.1	—	—	—	3.1
Preferred dividends	—	—	(8.8)	—	—	—	(8.8)
Other comprehensive loss	—	—	—	(16.8)	—	—	(16.8)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	9.6	—	—	(7.6)	2.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(17.7)	(17.7)
Balance at June 30, 2019	49,503	$0.5	$677.8	$(50.7)	$(268.9)	$686.3	$1,045.0

Balance at December 31, 2019	49,299	$0.5	$662.7	$(50.7)	$(315.7)	$686.6	$983.4
Net (loss) income	—	—	—	—	(27.5)	13.6	(13.9)
Equity-based compensation	1,219	—	2.8	—	—	—	2.8
Preferred dividends	—	—	(9.5)	—	—	—	(9.5)
Other comprehensive loss	—	—	—	(25.2)	—	—	(25.2)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(0.7)	—	—	1.4	0.7
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(14.9)	(14.9)
Balance at March 31, 2020	50,518	0.5	655.3	(75.9)	(343.2)	686.7	923.4
Net (loss) income	—	—	—	—	(32.5)	22.8	(9.7)
Equity-based compensation	33	—	3.8	—	—	—	3.8
Preferred dividends	—	—	(9.7)	—	—	—	(9.7)
Other comprehensive income	—	—	—	7.3	—	—	7.3
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(1.2)	—	—	2.9	1.7
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(20.9)	(20.9)
Balance at June 30, 2020	50,551	$0.5	$648.2	$(68.6)	$(375.7)	$691.5	$895.9
(1)Includes post acquisition date adjustments.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(12.3)	$11.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	45.2	37.9
Non-cash interest expense (income), net	2.2	0.1
Equity-based compensation expense	6.9	4.9
Loss (gain) on disposals and deconsolidations, net	6.4	(7.6)
Loss on debt extinguishment	—	11.7
Deferred income taxes	(16.4)	2.0
(Loss) income from equity investments, net of distributions received	(0.2)	0.1
Non-cash lease expense	20.1	19.6
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	16.3	6.9
Medicare accelerated payments and deferred governmental grants	124.7	—
Other operating assets and liabilities	18.2	(40.0)
Net cash provided by operating activities	211.1	47.2

Cash flows from investing activities:
Purchases of property and equipment	(19.9)	(31.8)
Payments for acquisitions, net of cash acquired	(12.4)	(13.2)
Proceeds from disposals of facilities and other assets	9.4	17.6
Purchases of equity investments	—	(15.2)
Other investing activities	0.4	(0.3)
Net cash used in investing activities	(22.5)	(42.9)

Cash flows from financing activities:
Principal payments on long-term debt	(182.8)	(422.8)
Borrowings of long-term debt	288.2	438.9
Payments of debt issuance costs	(6.5)	(8.8)
Payment of premium on debt extinguishment	—	(17.8)
Distributions to non-controlling interest holders	(51.7)	(60.9)
(Payments) receipts related to ownership transactions with non-controlling interest holders	(1.9)	1.2
Other financing activities	(0.3)	(1.0)
Net cash provided by (used in) financing activities	45.0	(71.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	233.6	(66.9)
Cash, cash equivalents and restricted cash at beginning of period	93.0	184.6
Cash, cash equivalents and restricted cash at end of period	$326.6	$117.7
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
As of June 30, 2020, the Company owned or operated a portfolio of 127 surgical facilities, comprised of 111 ASCs and 16 surgical hospitals in 30 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 85 of the surgical facilities and consolidated 107 of these facilities for financial reporting purposes.
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
COVID-19 Pandemic
The COVID-19 global pandemic has significantly affected the Company's facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. Beginning mid-March, the COVID-19 pandemic began to negatively affect the Company's net revenue and business operations. Due in part to local, state and federal guidelines as well as recommendations from major medical societies, social distancing and self-quarantines in response to the COVID-19 pandemic, surgical case volumes across most of the Company's surgical facilities were significantly impacted in the second quarter. The impact of COVID-19 on the Company's surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. Although the Company cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, surgical case volumes gradually improved throughout the second quarter as states began to re-open and allow for non-emergent procedures. The Company's operating structure naturally enables some flexibility in the cost structure according to the volume of surgical procedures performed, including much of its cost of revenues. In addition to the natural variability of these costs, the Company and its partners in the surgical facilities have undertaken additional steps to preserve financial flexibility. Beginning in mid-March, and into the second quarter, the Company took actions that included significantly reducing cash operating expenses and deferring non-essential expenditures at the height of the crisis.
CARES Act
The Company is continuing to closely monitor legislative actions at the federal, state and local levels including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other governmental assistance that might be available in response to the COVID-19 pandemic. As part of the CARES Act, the United States government initially announced that it would offer $100 billion of relief to eligible health care providers. On April 7, 2020, Centers for Medicare and Medicaid Services ("CMS") officials indicated they would distribute $30 billion of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
sources are obligated to reimburse.The Company received approximately $48 million of the grant funds distributed under the CARES Act and other governmental assistance programs during the six months ended June 30, 2020. Based on an analysis of the compliance and reporting requirements and the impact of the COVID-19 pandemic on our operating results through the end of the second quarter, approximately $43.1 million was recognized as a reduction in operating expenses under the caption Grant funds in the condensed consolidated statements of operations for the three and six months ended June 30, 2020. The recognition of amounts received is conditioned upon certification that payment will be used to prevent, prepare for and respond to the COVID-19 pandemic and shall reimburse the recipient only for healthcare related expenses or lost revenues that are attributable to the COVID-19 pandemic. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions are met. Amounts received, but not recognized as a reduction to operating expenses as of June 30, 2020, are reflected as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets as of June 30, 2020, and such unrecognized amounts may be recognized as a reduction in operating expenses in future periods if the underlying conditions for recognition are met. Additionally, approximately $4 million in rural grant funds were received in July 2020 which did not qualify for recognition during the three months ended June 30, 2020.
As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program, which allows for most providers and suppliers, including the Company’s surgical hospitals and ASCs. ASCs can request up to 100% of the Medicare Fee-for-Service payment amount for a three-month period. Hospitals can request up to 100% of the payment amount for a six-month period, with certain critical access hospitals able to request up to 125% of the payment for a six-month period. Repayment of advance payments will commence 120 days after the date the payment is issued and will be effectuated via an automatic 100% offset against future claims payments. Hospitals will have one year from the date the payment is received to repay the advance payments; all other providers will have 210 days to repay the advance payment. The program currently requires that any outstanding balance remaining after 12 months must be repaid by the provider or be subjected to a 10.25% annual interest rate. The Company received approximately $120 million of accelerated payments during the six months ended June 30, 2020. These accelerated payments received were deferred and included as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets as of June 30, 2020. The Company does not expect to receive additional Medicare accelerated payments.
The CARES Act also provides for the deferral of the Company's portion of social security payroll taxes for the remainder of 2020. Under the CARES Act, half of the deferred amount will have to be paid in each of December 2021 and December 2022. The Company began deferring the social security payroll tax match in April 2020. As of June 30, 2020, the Company has deferred approximately $4.3 million, included as a component of accrued payroll and benefits in the condensed consolidated balance sheets as of June 30, 2020.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIEs economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of June 30, 2020, the Company's consolidated VIEs include four surgical facilities, three anesthesia practices and three physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, were $35.9 million and $36.2 million, respectively, and the total liabilities of the consolidated VIEs were $26.2 million and $25.2 million, respectively.
Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on inputs classified into the following hierarchy:
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These may include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, depending on the nature of the item being valued.
The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, restricted invested assets and accounts payable approximate their fair values under Level 3 inputs.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

Senior secured term loan	$1,546.9	$1,434.1	$1,373.9	$1,434.1
6.750% senior unsecured notes due 2025	$370.0	$370.0	$338.6	$368.2
10.000% senior unsecured notes due 2027	$430.0	$430.0	$435.9	$471.4
The fair values in the table above were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values under Level 3 inputs.
The Company has entered into certain interest rate swap agreements (see Note 6. "Derivatives and Hedging Activities"). The fair value of these derivative instruments was $68.6 million and $50.7 million at June 30, 2020 and December 31, 2019, respectively, and was included in other long-term liabilities in the condensed consolidated balance sheets. The fair value of these derivative financial instruments was based on a quoted market price, or a Level 2 input.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Patient service revenues:
Surgical facilities revenues	95.0%	94.1%	94.8%	94.0%
Ancillary services revenues	3.5%	4.6%	3.7%	4.7%
	98.5%	98.7%	98.5%	98.7%
Other service revenues:
Optical services revenues	0.1%	0.2%	0.2%	0.2%
Other revenues	1.4%	1.1%	1.3%	1.1%
	1.5%	1.3%	1.5%	1.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$199.2	54.0%	$230.5	52.4%
Government	140.8	38.1%	178.1	40.5%
Self-pay	11.2	3.0%	9.5	2.2%
Other (1)	17.9	4.9%	21.4	4.9%
Total patient service revenues	369.1	100.0%	439.5	100.0%
Other service revenues:
Optical services revenues	0.5		1.0
Other revenues	5.1		4.9
Total revenues	$374.7		$445.4

	Six Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$425.2	52.9%	$445.8	52.4%
Government	316.6	39.4%	343.0	40.3%
Self-pay	24.0	3.0%	20.3	2.4%
Other (1)	37.9	4.7%	41.2	4.9%
Total patient service revenues	803.7	100.0%	850.3	100.0%
Other service revenues:
Optical services revenues	1.3		2.1
Other revenues	10.7		9.8
Total revenues	$815.7		$862.2
(1)Other is comprised of anesthesia service agreements, automobile liability, letters of protection and other payor types.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash, cash equivalents and restricted cash reported within the consolidated statement of cash flows includes $0.3 million of restricted investments, which are reflected in other long-term assets in the consolidated balance sheet at both June 30, 2020 and December 31, 2019. These restricted investments represent restricted cash held in accordance with the provisions of a long-term operating lease agreement held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
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
Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), private insurance organizations, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of June 30, 2020 and December 31, 2019, the Company had a net third-party Medicaid settlements liability of $13.0 million and $5.6 million, respectively, included in other current liabilities in the condensed consolidated balance sheets.
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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $8.2 million and $8.6 million as of June 30, 2020 and December 31, 2019, respectively.
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions and dispositions for the six months ended June 30, 2020 is included in Note 2. "Acquisitions and Disposals."
A summary of activity related to goodwill for the six months ended June 30, 2020 is as follows (in millions):

Balance at December 31, 2019	$3,402.4
Acquisitions, including post acquisition adjustments	20.7
Divestitures and deconsolidations	(14.2)
Balance at June 30, 2020	$3,408.9
A detailed evaluation of potential impairment indicators was performed as of June 30, 2020, which specifically considered the decline in the fair market value of the Company’s outstanding senior secured term loan and unsecured notes and common stock during the six months ended June 30, 2020 as a result of the COVID-19 pandemic. Volatility was observed in the prices of the Company’s outstanding debt securities and common stock and the decline in surgical case volumes following the emergence of COVID-19 was also considered, all of which have improved throughout the second quarter as states began to re-open and allow for non-emergent procedures. On the basis of available evidence as of June 30, 2020, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
A summary of activity related to non-controlling interests—redeemable for the six months ended June 30, 2020 and 2019 is as follows (in millions):

	2020	2019

Balance at beginning of period	$321.0	$326.6
Net income attributable to non-controlling interests—redeemable	11.3	16.8
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(1.7)	(7.7)
Distributions to non-controlling interest—redeemable holders	(15.9)	(19.7)
Balance at end of period	$314.7	$316.0
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
The Company's effective tax rate was 56.2% for the six months ended June 30, 2020 compared to 18.9% for the six months ended June 30, 2019. The higher effective tax rate for the 2020 period was primarily due to discrete tax benefits of approximately $6.9 million attributable to the release of federal and state valuation allowances on the Company’s IRC Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the CARES Act, and $5.0 million attributable to a portion of the payments under the Settlement Agreement, as defined in Note 9. "Commitments and Contingencies," being classified as "restitution" for income tax purposes. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
During the six months ended June 30, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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
2. Acquisitions and Disposals
Acquisitions
During the six months ended June 30, 2020, the Company acquired a controlling interest in a surgical facility in a new market and a controlling interest three surgical facilities in existing markets, that were merged into existing facilities for cash consideration of $12.4 million, net of cash acquired, and non-cash consideration of $2.0 million. The non-cash consideration consisted of a non-controlling interest in one of the Company's existing surgical facilities. The cash consideration was funded through cash from operations. The total consideration was allocated to the assets acquired and liabilities assumed based upon the respective acquisition date fair values. The aggregate amounts preliminarily recognized for each major class of assets acquired and liabilities assumed for the acquisitions are as follows (in millions):

Total consideration	$14.9
Fair value of non-controlling interests	6.7
Aggregate acquisition date fair value	$21.6
Net assets acquired:
Current assets	$1.5
Property and equipment	1.7
Goodwill	19.8
Right-of-use operating lease assets	9.0
Current liabilities	(1.7)
Right-of-use operating lease liabilities	(8.7)
Aggregate acquisition date fair value	$21.6
The fair values assigned to certain assets acquired and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. During the six months ended June 30, 2020, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2019. The goodwill acquired was allocated to the Company's surgical facility services reportable segment. The results of operations of the acquisitions were included in the Company’s results of operations beginning on the dates of acquisition and were not considered significant for the six months ended June 30, 2020.
Disposals
During the six months ended June 30, 2020, the Company sold its interests in two surgery centers, one of which was previously accounted for as an equity method investment, for net cash proceeds of $9.4 million, and recognized a net pre-tax loss of $3.1 million included in loss on disposals and deconsolidations, net in the condensed consolidated statement of operations for the six months ended June 30, 2020.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	June 30, 2020	December 31, 2019

Senior secured term loan (1)	$1,546.9	$1,434.1
Senior secured revolving credit facility	—	—
6.750% senior unsecured notes due 2025	370.0	370.0
10.000% senior unsecured notes due 2027	430.0	430.0
Notes payable and other secured loans	111.6	104.0
Finance lease obligations	244.1	253.4
Less: unamortized debt issuance costs	(16.6)	(10.8)
Total debt	2,686.0	2,580.7
Less: Current maturities	63.5	56.0
Total long-term debt	$2,622.5	$2,524.7
(1)Includes unamortized fair value discount of $4.1 million and $4.6 million as of June 30, 2020 and December 31, 2019, respectively.
Third Amendment to Credit Agreement
On April 16, 2020, SP Holdco I, Inc., a Delaware corporation (“Holdings”), and Surgery Center Holdings, Inc., a Delaware corporation (the “Borrower”), each a wholly-owned subsidiary of the Company, entered into a third amendment to credit agreement governing their revolving credit facility (the “Revolver”), dated as of April 16, 2020 (the “Third Amendment”), with Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto, which amended and supplemented financial covenants applicable to the Revolver under the credit agreement, dated as of August 31, 2017, by and among the Borrower, Holdings, certain subsidiaries of the Borrower party thereto from time to time, Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto from time to time (as previously amended) (the “Credit Agreement”). Pursuant to the Third Amendment, the Company's requirement to comply with a maximum consolidated total net leverage ratio will be waived for the remainder of 2020. Additionally, for the first three quarters of 2021, the Third Amendment provides for an alternative calculation for the maximum consolidated total net leverage ratio where the trailing four quarter basis may be negatively impacted by the impacts of COVID-19. The Third Amendment became effective concurrently with the funding of the 2020 Incremental Term Loans on April 22, 2020, and are discussed in more detail below.
Second Incremental Term Loan Amendment
On April 22, 2020, Holdings and the Borrower, together with certain subsidiaries of the Borrower, entered into a second incremental term loan amendment, dated as of April 22, 2020 (the “Second Incremental Term Loan Amendment”), with Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto, which further amended and supplemented the Credit Agreement to provide for a $120.0 million senior secured incremental term loan (the “2020 Incremental Term Loans”). The 2020 Incremental Term Loans were fully drawn on April 22, 2020 and bear interest at a rate per annum equal to (x) LIBOR plus a margin of 8.00% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate, (iii) one-month LIBOR plus 1.00% per annum and (iv) 2.00% per annum) plus a margin of 7.00% per annum. The 2020 Incremental Term Loans were incurred as a separate tranche of term loans under the Credit Agreement, and are subject to maturity, amortization and mandatory prepayment provisions consistent with the existing terms loans outstanding under the Credit Agreement. Voluntary prepayments of the 2020 Incremental Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except LIBOR breakage costs and a make-whole and call premium, as applicable, in the case of certain prepayments or events within a specified period of time after April 22, 2020, as set forth in the Second Incremental Term Loan Amendment).
On March 18, 2020, the Company drew down its available capacity under the Revolver, as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. During the second quarter, the Company fully repaid the outstanding balance. As of June 30, 2020, the Company's availability on the Revolver was $113.2 million (including outstanding letters of credit of $6.8 million).
4. Leases
The Company's operating leases are primarily for real estate, including medical office buildings, and corporate and other administrative offices. The Company's finance leases are primarily for medical equipment and information technology and telecommunications assets. Due to the COVID-19 pandemic, the Company received concessions for certain of its leases primarily consisting of deferral of rental payments. The Company has elected to account for these COVID-19 related concessions as though the

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
enforceable rights and obligations for those concessions are explicit within the underlying contract. The Company accounts for the deferred rentals as a component of other current liabilities within the condensed consolidated balance sheets. In a few instances the Company modified the terms of the lease in exchange for lease concessions. These modifications resulted in an increase to the Company's right-of-use operating lease assets and liabilities of $23.2 million during the three and six months ended June 30, 2020.
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statement of operations (in millions):

	Six Months Ended June 30,
	2020	2019
Operating lease costs	$36.3	$34.4
Finance lease costs:
Amortization of leased assets	12.0	9.3
Interest on lease liabilities	10.4	7.3
Total finance lease costs	22.4	16.6
Variable and short-term lease costs	8.3	6.0
Total lease costs	$67.0	$57.0
The following table presents supplemental cash flow information (dollars in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$33.7	$32.8
Operating cash outflows from finance leases	$10.4	$7.3
Financing cash outflows from finance leases	$8.3	$5.2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$37.5	$5.0
Finance leases	$8.5	$5.0
5. Redeemable Preferred Stock
On August 31, 2017, the Company issued 310,000 shares of Series A Preferred Stock to Bain Capital Private Equity, L.P. at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million.
A summary of activity related to the Series A Preferred Stock follows (in millions):

Balance at December 31, 2019	$395.0
Dividends accrued (there were no cash dividends declared)	19.2
Balance at June 30, 2020	$414.2
There were no unpaid cash dividends declared at both June 30, 2020 and December 31, 2019. The aggregate and per share amounts of unpaid cumulative preferred dividends as of June 30, 2020 was $88.6 million and $285.89, respectively.
6. Derivatives and Hedging Activities
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $21.7 million will be reclassified as an increase to interest expense.
As of June 30, 2020, the Company had four interest rate swaps with a notional amount of $1.2 billion and a termination date of November 30, 2023. The derivatives are recorded at fair value (see Note 1. "Organization and Summary of Accounting Policies") and classified as a long-term liability included in other long-term liabilities in the condensed consolidated balance sheets.
The following table presents the pre-tax effect of the interest rate swaps on the Company's accumulated OCI and condensed consolidated statement of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships
(Gain) loss recognized in OCI (effective portion)	$(1.7)	$18.3	$26.9	$31.1
Loss reclassified from accumulated OCI to interest expense (effective portion)	$5.6	$1.5	$9.0	$2.8
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
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Surgery Partners, Inc.	$(32.5)	$(19.8)	$(60.0)	$(39.9)
Less: amounts allocated to participating securities (1)	(9.7)	(8.8)	(19.2)	(17.3)
Net loss attributable to common stockholders	$(42.2)	$(28.6)	$(79.2)	$(57.2)

Denominator:
Weighted average shares outstanding- basic and diluted (2)	48,840	48,291	48,661	48,241

Loss per share:
Basic and diluted (2)	$(0.86)	$(0.59)	$(1.63)	$(1.19)

Dilutive securities outstanding not included in the computation of loss per share as their effect is antidilutive:
Stock options	—	—	42	—
Restricted shares	530	25	545	27
(1)Includes dividends accrued during all periods for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses.
(2)The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in each period.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	June 30, 2020	December 31, 2019

Right-of-use operating lease liabilities	$37.8	$37.3
Accrued legal settlement (1)	32.3	35.1
Interest payable	22.0	21.8
Amounts due to patients and payors	19.7	16.5
Accrued expenses and other	108.6	80.5
Total	$220.4	$191.2
(1)See Note 9. "Commitments and Contingencies" for further discussion.
9. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of June 30, 2020 and December 31, 2019 were $21.0 million and $19.4 million, respectively. The Company had expected insurance recoveries of $12.1 million as of both June 30, 2020 and December 31, 2019.
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
On October 23, 2017, the Company received several civil investigative demands ("CIDs") from the federal government under the False Claims Act (the "FCA") for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the Company’s physicians and submitted to laboratories owned and operated by the Company. In addition, the Company was informed by CMS that payments to its diagnostic laboratory, Logan Laboratories, LLC ("Logan Labs"), a toxicology laboratory based in Tampa, Florida, that provides urine testing services, were suspended for a period of time, pending further investigations by CMS. CMS lifted the suspension as of December 18, 2019. On January 23, 2020, the United States District Court for the Middle District of Florida unsealed the Complaint in the case of Cho et al. ex rel. United States v. Surgery Partners et al., which we understand to be related to the investigation that gave rise to the CIDs.
On April 14, 2020, Logan Labs and Tampa Pain Relief Centers, Inc. ("Tampa Pain" and, together with Logan Labs, the "Companies"), a pain management medical practice based in Tampa, Florida, both indirect wholly-owned subsidiaries of the Company, entered into a settlement agreement (the "Settlement Agreement") with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services ("OIG"), the Defense Health Agency, acting on behalf of the TRICARE Program, the Office of Personnel Management, as the administrator of the Federal Employees Health Benefits Program, the Office of Workers Compensation Programs of the United States Department of Labor, which administers federal workers compensation claims for federal employees, including the United States Postal Service, and the United States Department of Veterans Affairs (collectively, the "U.S. Parties") and certain other parties to resolve the pending DOJ investigation. As part of the Settlement Agreement, the DOJ asserted that certain urine tests ordered by Tampa Pain’s physicians and conducted at Tampa Pain and Logan Labs for patients receiving opioid therapy to manage pain were not medically necessary and the resulting claims submitted to the U.S. Parties violated the federal False Claims Act (the "Covered Conduct").
Under the terms of the Settlement Agreement, the Companies will pay a total of $40.0 million plus accrued interest from March 14, 2019, at the rate of 2.75% per annum to the U.S. Parties and participating states. The Settlement Amount is expected to be paid on the

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Under the Settlement Agreement, the U.S. Parties agree to release the Companies from any civil or administrative monetary liability arising from the Covered Conduct. Additionally, under the Settlement Agreement, the OIG agrees, conditioned upon the Companies’ full payment of the Settlement Amount, and in consideration of Logan Labs’ and Tampa Pain’s obligations under their respective Corporate Integrity Agreements (as defined and described below), to release its permissive exclusion rights and refrain from instituting any administrative action seeking to exclude the Companies from participating in Medicare, Medicaid or other Federal health care programs as a result of the Covered Conduct.
The Settlement Agreement contains no admissions of liability on the part of the Companies or the Company.
In connection with the resolution of this matter and in exchange for the OIG’s agreement not to exclude the Companies from participating in the federal health care programs, on April 14, 2020, Tampa Pain entered into a five-year corporate integrity agreement with the OIG and Logan Labs entered into a three-year corporate integrity agreement with the OIG (together, the “Corporate Integrity Agreements”).
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
Tax Receivable Agreement
On May 9, 2017, the Company entered into an agreement to amend that certain Income Tax Receivable Agreement, dated September 30, 2015 (as amended, the "TRA"), by and between the Company, and the other parties referred to therein, which amendment became effective on August 31, 2017. Pursuant to the amendment to the TRA, the Company agreed to make payments to H.I.G. Capital, LLC., the Company's former controlling shareholder, in its capacity as the stockholders representative pursuant to a fixed payment schedule. The amounts payable under the TRA are calculated as the product of (i) an annual base amount and (ii) the maximum corporate federal income tax rate for the applicable year plus three percent. The amounts payable under the TRA are related to the Company’s projected realized tax savings over the next five years and are not dependent on the Company’s actual tax savings over such period. The calculation of amounts payable pursuant to the TRA is thus dependent on the maximum corporate federal income tax rate. To the extent that the Company is unable to make payments under the TRA, such payments will be deferred and will accrue interest at a rate of the LIBOR plus 500 basis points until paid. If the terms of credit agreements and other debt documents cause the Company to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid.
Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA was approximately $60.1 million as of both June 30, 2020 and December 31, 2019. As a result of the amendment to the TRA, the Company was required to value the

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $51.2 million and $48.7 million as of June 30, 2020 and December 31, 2019, respectively. The current portion of the liability was $16.9 million as of both June 30, 2020 and December 31, 2019, and is included as a component of other current liabilities in the condensed consolidated balance sheets. The long-term portion is included as a component of other long-term liabilities in the condensed consolidated balance sheets.
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
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Surgical facility services	$361.0	$424.0	$784.2	$819.8
Ancillary services	13.2	20.4	30.2	40.3
Optical services	0.5	1.0	1.3	2.1
Total	$374.7	$445.4	$815.7	$862.2

Adjusted EBITDA:
Surgical facility services	$80.0	$78.4	$147.2	$146.8
Ancillary services	(1.3)	1.4	(3.3)	2.6
Optical services	0.2	0.4	0.6	0.9
All other	(20.7)	(19.0)	(39.8)	(38.3)
Total	$58.2	$61.2	$104.7	$112.0

Reconciliation of Adjusted EBITDA:
(Loss) income before income taxes	$(4.5)	$9.1	$(28.1)	$14.3

Net income attributable to non-controlling interests	(28.6)	(27.9)	(47.7)	(51.5)
Depreciation and amortization	23.4	19.1	45.2	37.9
Interest expense, net	49.2	46.4	96.3	88.4
Equity-based compensation expense	3.4	3.0	6.9	4.9
Transaction, integration and acquisition costs (1)	10.1	8.0	22.7	11.5
Loss on debt extinguishment	—	11.7	—	11.7
Loss (gain) on disposals and deconsolidations, net	2.9	(8.2)	6.4	(7.6)
Litigation settlement and other litigation costs (2)	2.3	—	3.8	—
Gain on escrow release (3)	—	—	(0.8)	—
Tax receivable agreement expense	—	—	—	2.4
Adjusted EBITDA	$58.2	$61.2	$104.7	$112.0
(1)This amount includes transaction and integration costs of $4.9 million and $6.2 million for the three months ended June 30, 2020 and 2019, respectively. This amount further includes other acquisition costs and start-up costs related to a de novo surgical hospital of $5.2 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively.
This amount includes transaction and integration costs of $10.4 million and $8.2 million for the six months ended June 30, 2020 and 2019, respectively. This amount further includes other acquisition costs and start-up costs related to a de novo surgical hospital of $12.3 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively.
(2)This amount includes other litigation costs of $2.3 million for the three months ended June 30, 2020, with no comparable costs in the same 2019 period.
This amount includes litigation settlement costs of $1.2 million and other litigation costs of $2.6 million for the six months ended June 30, 2020, with no comparable costs in the same 2019 period.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)Included in other income in the condensed consolidated statement of operations for the six months ended June 30, 2020, with no comparable gain in the same 2019 period.

	June 30, 2020	December 31, 2019
Assets:
Surgical facility services	$4,751.5	$4,580.4
Ancillary services	70.2	69.6
Optical services	17.6	17.7
All other	405.4	351.2
Total assets	$5,244.7	$5,018.9

	Six Months Ended June 30,
	2020	2019
Cash purchases of property and equipment:
Surgical facility services	$16.8	$25.3
Ancillary services	0.1	0.3
All other	3.0	6.2
Total cash purchases of property and equipment	$19.9	$31.8
11. Subsequent Events
On July 20, 2020, the Company entered into a definitive agreement to sell certain assets related to its anesthesia business. The transaction is expected to close within 60 to 90 days.
As previously disclosed in a Current Report on Form 8-K filed on July 31, 2020, on July 30, 2020, the Company completed the issuance and sale of $115.0 million in aggregate principal amount of senior unsecured notes due 2027 at 100.75% of the principal amount. The notes were issued as part of the same series as the existing 2027 Unsecured Notes originally issued in April 2019, and have the same terms. The notes bear interest at an annual rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2020.

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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations. The words "projections," "believe," "continue," "drive," "estimate," "expect," "intend," "may," "plan," "will," "could," "would" and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, the duration and severity of the COVID-19 outbreak in the United States and the regions in which we operate, the impact to the state and local economies of prolonged shelter in place orders and the pandemic generally, our ability to respond nimbly to challenging economic conditions, the unpredictability of our case volume both in the current environment and if and when restrictions are eased, our ability to preserve or raise sufficient funds to continue operations throughout this period of uncertainty, including through our in-process asset sales, which may not occur during this period of uncertainty, if at all, the impact of our cost-cutting measures on our future performance, our ability to defer payments, including certain lease payments, our ability to cause distributions from our subsidiaries, the responsiveness of our payors, including Medicaid and Medicare, to the challenging operating conditions, including their willingness and ability to continue paying in a timely manner and to advance payments in a timely manner, if at all; our ability to execute on our operational and strategic initiatives; the timing and impact of our portfolio optimization efforts; our ability to continue to improve same-facility volume and revenue growth on the timeline anticipated, if at all; our ability to successfully integrate acquisitions; the anticipated impact and timing of our ongoing efficiency efforts, including insurance consolidations and completed headcount actions, as well as our ongoing procurement and revenue cycle efforts; the impact of adverse weather conditions and other events outside of our control; and the risks and uncertainties set forth under the heading "Risk Factors" in this report, our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
Total revenues for the second quarter of 2020 decreased 15.9% to $374.7 million from $445.4 million for the second quarter of 2019. Same-facility revenues for the second quarter of 2020 decreased 18.6% from the same period last year, with a 32.4% increase in revenue per case offset by a 38.6% decrease in same-facility cases (there were the same number of business days in both periods). The overall decrease in revenues is attributable to the impacts of COVID-19 that the Company began experiencing in mid-March, which is described in further detail below in the section titled "Impact of COVID-19." Same-facility revenue per case growth was driven by a favorable surgical case mix as lower acuity cases were some of the first to decline as the COVID-19 crisis developed. For the second quarter of 2020, the Company’s net loss attributable to common stockholders and Adjusted EBITDA was $42.2 million and $58.2 million, respectively, compared to $28.6 million and $61.2 million for the same period last year. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Metrics." The increase in net loss attributable to common stockholders and the decrease in Adjusted EBITDA are attributable to the decline in surgical cases due to the impacts of COVID-19 as discussed further below.
We had cash and cash equivalents of $326.3 million and $113.2 million of borrowing capacity under our revolving credit facility at June 30, 2020. Net operating cash inflows, including operating cash flows less distributions to non-controlling interests, were $154.2 million for the second quarter of 2020.
Impact of COVID-19
The COVID-19 global pandemic is significantly affecting our facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. On March 18, 2020, we reported that we had withdrawn our previously announced full-year 2020 outlook and on April 15, 2020, we filed a Current Report on Form 8-K providing additional disclosure about the impact of the pandemic on our operations. The COVID-19 crisis is still rapidly evolving and much of its impact remains unknown and difficult to predict; however, it materially impacted our financial performance for the second quarter of 2020, and potentially could negatively impact our financial performance for the year ending December 31, 2020 or longer.
We are taking or supporting measures to try to slow the spread and minimize the impact of the virus. Many of these measures are adversely impacting our business and likely will have an adverse impact on our financial results that we currently are not able to quantify. For example, due in part to local, state and federal guidelines as well as recommendations from major medical societies, social distancing and self-quarantines in response to the COVID-19 pandemic, we cancelled or postponed a substantial percentage of the elective procedures scheduled at our facilities and reduced operating hours at a significant number of our facilities. As a result, our facilities experienced lower surgical case volume, which was more significant at the beginning of the second quarter and has improved gradually as states re-open and allow for non-emergent procedures. The impact on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. It is difficult to predict the duration of this lower surgical case volume and, while restrictions are starting to be eased, we cannot predict the timing of the potential recapture of cancelled or postponed procedures, if any.
The Company's operating structure naturally enables some flexibility in the cost structure according to the volume of surgical procedures performed, including much of its cost of revenues. In addition to the natural variability of these costs, the Company and its partners in the surgical facilities have undertaken additional steps to preserve financial flexibility. Beginning in mid-March, and into the second quarter, the Company took actions that included significantly reducing cash operating expenses and deferring non-essential expenditures at the height of the crisis. These measures were gradually reduced throughout the second quarter as surgical case volumes improved. Even after taking into account our actions intended to increase financial flexibility (including actions that management estimates have lowered cash operating expenses), the volume reductions we are experiencing have resulted in materially higher losses and material decreases in Adjusted EBITDA during the second quarter of 2020 and may potentially continue to do so for subsequent quarters. We cannot predict if or when utilization may return to pre-pandemic levels.
On March 18, 2020, we drew down our available capacity under the Revolver, as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic. During the second quarter, we fully repaid the outstanding balance. On April 22, 2020, we entered into a second incremental term loan amendment, which amended and supplemented the existing credit agreement, to provide for an incremental borrowing of $120.0 million. The incremental amounts were fully drawn on April 22, 2020. See Note 3. "Long-Term Debt" to our condensed consolidated financial statements included elsewhere in this report for a further discussion of the second incremental term loan amendment. Also, on July 30, 2020, we issued an additional $115.0 million aggregate principal amount of 10.000% senior unsecured notes due 2027 at 100.75% of the principal amount. The notes were issued as part of the same series as the 2027 Unsecured Notes originally issued in April 2019. See Note 11. "Subsequent Events" to our condensed consolidated financial statements included elsewhere in this report for a further discussion of the senior unsecured notes. Additionally, as a result of the CARES Act and other governmental assistance programs, during the six months ended June 30, 2020, the Company received approximately $48 million in direct grant funding and approximately $120 million in accelerated Medicare payments, each of which is described in more detail in Note 1. “Organization and Summary of Accounting Polices - COVID-19 Pandemic” to our condensed consolidated financial statements included elsewhere in this report.
The Company is continuing to monitor legislative actions at federal and state levels including the impact of the CARES Act and other governmental assistance that might be available.
Furthermore, please see "Capital Resources" and "Summary" under the heading "Liquidity and Capital Resources" below for more information about the impact of the COVID-19 pandemic on the Company.
Regulatory Developments in Response to COVID-19
Numerous recent legislative and regulatory actions have been taken in an attempt to provide businesses, including health care providers, with relief from the negative impacts of the COVID-19 pandemic. The legislative and regulatory responses to the COVID-19 pandemic generally impact many of the statutes, regulations and policies summarized or discussed throughout this report and in our 2019 Annual Report on Form 10-K.
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
The CARES Act contains a number of provisions that are intended to assist health care providers as they combat the effects of the COVID-19 public health emergency. The healthcare-specific provisions include:
•the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2020;
•an appropriation of $100 billion to the Public Health and Social Services Emergency Fund for a new program to reimburse, through grants or other mechanisms, eligible health care providers and other approved entities for COVID-19-related expenses or lost revenues;

•the expansion of CMS’ Accelerated and Advance Payment Program; and
•waivers or temporary suspension of certain regulatory requirements.
Paycheck Protection Program and Health Care Enhancement Act
On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the "New PPP Act") was signed into law. Among other things, the New PPP Act allocates $75 billion to Medicare and Medicaid participating hospitals and other health care providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the New PPP Act is in addition to the $100 billion allocated to health care providers for the same purposes in the CARES Act. The New PPP Act funds were disbursed to providers under terms and conditions that are similar to the CARES Act funds.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Patient service revenues:
Surgical facilities revenues	95.0%	94.1%	94.8%	94.0%
Ancillary services revenues	3.5%	4.6%	3.7%	4.7%
	98.5%	98.7%	98.5%	98.7%
Other service revenues:
Optical services revenues	0.1%	0.2%	0.2%	0.2%
Other	1.4%	1.1%	1.3%	1.1%
	1.5%	1.3%	1.5%	1.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Private insurance payors	54.0%	52.4%	52.9%	52.4%
Government payors	38.1%	40.5%	39.4%	40.3%
Self-pay payors	3.0%	2.2%	3.0%	2.4%
Other payors (1)	4.9%	4.9%	4.7%	4.9%
Total	100.0%	100.0%	100.0%	100.0%
(1)Other is comprised of anesthesia service agreements, automobile liability, letters of protection and other payor types.
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Orthopedic and pain management	44.0%	36.9%	40.9%	37.2%
Ophthalmology	23.1%	24.8%	24.7%	24.2%
Gastrointestinal	15.8%	21.2%	18.2%	21.2%
General surgery	3.5%	2.9%	3.3%	3.0%
Other	13.6%	14.2%	12.9%	14.4%
Total	100.0%	100.0%	100.0%	100.0%
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

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table summarizes certain results from the statements of operations for the three months ended June 30, 2020 and 2019 (dollars in millions):

	Three Months Ended June 30,
	2020	2019

Revenues	$374.7	$445.4
Operating expenses:
Cost of revenues	319.3	340.4
General and administrative expenses	25.3	23.3
Depreciation and amortization	23.4	19.1
Income from equity investments	(2.5)	(2.2)
Loss (gain) on disposals and deconsolidations, net	2.9	(8.2)
Transaction and integration costs	4.9	6.2
Grant funds	(43.1)	—
Loss on debt extinguishment	—	11.7
Other income	(0.2)	(0.4)
Total operating expenses	330.0	389.9
Operating income	44.7	55.5
Interest expense, net	(49.2)	(46.4)
(Loss) income before income taxes	(4.5)	9.1
Income tax (benefit) expense	(0.6)	1.0
Net (loss) income	(3.9)	8.1
Less: Net income attributable to non-controlling interests	(28.6)	(27.9)
Net loss attributable to Surgery Partners, Inc.	$(32.5)	$(19.8)
Overview. During the three months ended June 30, 2020, our revenues decreased 15.9% to $374.7 million compared to $445.4 million for the three months ended June 30, 2019. We incurred a net loss attributable to Surgery Partners, Inc. of $32.5 million for the 2020 period, compared to $19.8 million for the 2019 period, primarily attributable to the decline in surgical case volume that began in mid-March due to the COVID-19 pandemic.
Revenues. Revenues for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 were as follows (dollars in millions):

	Three Months Ended June 30,
	2020	2019

Patient service revenues	$369.1	$439.5
Optical service revenues	0.5	1.0
Other service revenues	5.1	4.9
Total revenues	$374.7	$445.4
Patient service revenues decreased 16.0% to $369.1 million for the three months ended June 30, 2020 compared to $439.5 million for the three months ended June 30, 2019. The decrease of 16.0% was driven by a 38.6% decrease in same-facility case volume primarily due to the impacts of COVID-19 that began in mid-March, partially offset by a 32.4% increase in revenue per case. Same-facility revenue per case growth was driven by a favorable surgical case mix as lower acuity cases were some of the first to decline as the COVID-19 crisis developed.
Cost of Revenues. Cost of revenues were $319.3 million for the three months ended June 30, 2020 compared to $340.4 million for the three months ended June 30, 2019. The decrease in costs were primarily attributable to the impacts of the COVID-19 pandemic. As a percentage of revenues, cost of revenues increased to 85.2% for the 2020 period compared to 76.4% for the 2019 period.
General and Administrative Expenses. General and administrative expenses were $25.3 million for the three months ended June 30, 2020 compared to $23.3 million for the three months ended June 30, 2019. As a percentage of revenues, general and administrative expenses increased to 6.8% for the 2020 period compared to 5.2% for the 2019 period. The increase as a percentage of revenues is primarily the result of the decline in revenues driven by the decline in surgical case volume that began in mid-March due to the COVID-19 pandemic.
Depreciation and Amortization. Depreciation and amortization was $23.4 million and $19.1 million for the three months ended June 30, 2020 and 2019, respectively. As a percentage of revenues, depreciation and amortization expenses was 6.2% for the 2020 period compared to 4.3% for the 2019 period. The increase is primarily due to increased capital investments and integration of acquisitions and a de novo hospital completed in 2019.
Loss (Gain) on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $2.9 million for the 2020 period, related to disposals of other long-lived assets. The net gain on disposals and deconsolidations was $8.2 million for the 2019 period, including a $10.9 million gain on the sale of previously owned real property associated with one of our non-consolidated surgical facility equity method investments, offset by a loss of $2.7 million on disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $4.9 million of transaction and integration costs for the three months ended June 30, 2020 compared to $6.2 million for the three months ended June 30, 2019.
Grant Funds. Grant funds were $43.1 million for the three months ended June 30, 2020. The funds were received based on relief available to eligible health care providers under the provisions of the CARES Act, which is described in further detail above in the section titled "Impact of COVID-19” and in Note 1. “Organization and Summary of Accounting Polices - COVID-19 Pandemic” to our condensed consolidated financial statements included elsewhere in this report. There were no grant funds received for the 2019 period.
Loss on Debt Extinguishment. We incurred a debt extinguishment loss of $11.7 million in connection with issuance of the 2027 Unsecured Notes during the three months ended June 30, 2019. There was no similar loss during the three months ended June 30, 2020. The loss includes the redemption premium paid to redeem the 2021 Unsecured Notes partially offset by the write-off of the unamortized fair value premium as of the redemption date.
Interest Expense, Net. Interest expense, net, increased to $49.2 million for the three months ended June 30, 2020 compared to $46.4 million for the three months ended June 30, 2019. The increase primarily relates to the 2020 Incremental Term Loans, which were fully drawn on April 22, 2020 as well as interest on the Revolver during the period it was fully drawn. As a percentage of revenues, interest expense, net was 13.1% for the 2020 period compared to 10.4% for the 2019 period.
Income Tax (Benefit) Expense.  The income tax benefit was $0.6 million for the three months ended June 30, 2020 compared to expense of $1.0 million for the 2019 period. The effective tax rate was 13.3% for the three months ended June 30, 2020 compared to 11.0% for the three months ended June 30, 2019. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $28.6 million for the three months ended June 30, 2020 compared to $27.9 million for the three months ended June 30, 2019. As a percentage of revenues, net income attributable to non-controlling interests was 7.6% in the 2020 period and 6.3% for the 2019 period.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table summarizes certain results from the statements of operations for the six months ended June 30, 2020 and 2019 (dollars in millions):

	Six Months Ended June 30,
	2020	2019

Revenues	$815.7	$862.2
Operating expenses:
Cost of revenues	685.5	666.5
General and administrative expenses	48.1	45.0
Depreciation and amortization	45.2	37.9
Income from equity investments	(4.5)	(4.2)
Loss (gain) on disposals and deconsolidations, net	6.4	(7.6)
Transaction and integration costs	10.4	8.2
Grant funds	(43.1)	—
Litigation settlement	1.2	—
Loss on debt extinguishment	—	11.7
Other income	(1.7)	(0.4)
Total operating expenses	747.5	757.1
Operating income	68.2	105.1
Tax receivable agreement expense	—	(2.4)
Interest expense, net	(96.3)	(88.4)
(Loss) income before income taxes	(28.1)	14.3
Income tax (benefit) expense	(15.8)	2.7
Net (loss) income	(12.3)	11.6
Less: Net income attributable to non-controlling interests	(47.7)	(51.5)
Net loss attributable to Surgery Partners, Inc.	$(60.0)	$(39.9)
Overview. During the six months ended June 30, 2020, our revenues decreased 5.4% to $815.7 million compared to $862.2 million for the six months ended June 30, 2019. We incurred a net loss attributable to Surgery Partners, Inc. of $60.0 million for the 2020 period, compared to $39.9 million for the 2019 period, primarily attributable to the decline in surgical case volume that began in mid-March due to the COVID-19 pandemic.
Revenues. Revenues for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 were as follows (dollars in millions):

	Six Months Ended June 30,
	2020	2019

Patient service revenues	$803.7	$850.3
Optical service revenues	1.3	2.1
Other service revenues	10.7	9.8
Total revenues	$815.7	$862.2
Patient service revenues decreased 5.5% to $803.7 million for the six months ended June 30, 2020 compared to $850.3 million for the six months ended June 30, 2019. The decrease of 5.5% was driven by a 23.7% decrease in same-facility case volume primarily due to the impacts of COVID-19 that began in mid-March, partially offset by a 32.4% increase in revenue per case. Same-facility revenue per case growth was driven by a favorable surgical case mix as lower acuity cases were some of the first to decline as the COVID-19 crisis developed.
Cost of Revenues. Cost of revenues were $685.5 million for the six months ended June 30, 2020 compared to $666.5 million for the six months ended June 30, 2019. The increase in costs were primarily attributable to our 2020 and 2019 acquisitions and an increase in supply costs associated with higher acuity surgical case volumes. As a percentage of revenues, cost of revenues increased to 84.0% for the 2020 period compared to 77.3% for the 2019 period.

General and Administrative Expenses. General and administrative expenses were $48.1 million for the six months ended June 30, 2020 compared to $45.0 million for the six months ended June 30, 2019. As a percentage of revenues, general and administrative expenses was 5.9% for the 2020 period compared to 5.2% for the 2019 period.
Depreciation and Amortization. Depreciation and amortization was $45.2 million and $37.9 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of revenues, depreciation and amortization expenses was 5.5% for the 2020 period compared to 4.4% for the 2019 period. The increase is primarily due to increased capital investments and integration of acquisitions and a de novo hospital completed in 2019.
Loss (Gain) on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $6.4 million for the 2020 period, including a net loss of $3.1 million on the sale of interests in surgical facilities and $3.3 million related to disposals of other long-lived assets. The net gain on disposals and deconsolidations was $7.6 million for the 2019 period, related to disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $10.4 million of transaction and integration costs for the six months ended June 30, 2020 compared to $8.2 million for the six months ended June 30, 2019. The increase primarily relates to costs for ongoing development initiatives, divestitures completed in 2020 and the integration of acquisitions we completed in 2020 and 2019.
Grant Funds. Grant funds were $43.1 million for the six months ended June 30, 2020. The funds were received based on relief available to eligible health care providers under the provisions of the CARES Act, which is described in further detail above in the section titled "Impact of COVID-19” and in Note 1. “Organization and Summary of Accounting Polices - COVID-19 Pandemic” to our condensed consolidated financial statements included elsewhere in this report. There were no grant funds received for the 2019 period.
Litigation settlement. Litigation settlement costs were $1.2 million for the six months ended June 30, 2020, related to the resolution of the government investigation, as discussed in Note 9. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report. There were no litigation costs for the 2019 period.
Loss on Debt Extinguishment. We incurred a debt extinguishment loss of $11.7 million in connection with issuance of the 2027 Unsecured Notes during the six months ended June 30, 2019. There was no debt extinguishment loss during the three months ended June 30, 2020. The loss includes the redemption premium paid to redeem the 2021 Unsecured Notes partially offset by the write-off of the unamortized fair value premium as of the redemption date.
Interest Expense, Net. Interest expense, net, increased to $96.3 million for the six months ended June 30, 2020, compared to $88.4 million for the six months ended June 30, 2019. The increase primarily relates to the issuance of $430.0 million in senior unsecured notes effective April 11, 2019. As a percentage of revenues, interest expense, net was 11.8% for the 2020 period compared to 10.3% for the 2019 period.
Income Tax (Benefit) Expense.  The income tax benefit was $15.8 million and expense was $2.7 million for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate was 56.2% for the six months ended June 30, 2020 compared to 18.9% for the six months ended June 30, 2019. The higher effective tax rate for the 2020 period was primarily due to discrete tax benefits of approximately $11.9 million attributable to (a) the release of federal and state valuation allowances on the Company’s IRC Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the CARES Act; and (b) the Settlement Agreement, as discussed in Note 9. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report, which provided that a portion of the final settlement amount was "restitution" for income tax purposes. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $47.7 million for the six months ended June 30, 2020 compared to $51.5 million for the six months ended June 30, 2019. As a percentage of revenues, net income attributable to non-controlling interests was 5.8% in the 2020 period and 6.0% for the 2019 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. During the six months ended June 30, 2020, our cash flow provided by operating activities was $211.1 million compared to $47.2 million in the six months ended June 30, 2019 primarily attributable to stimulus funds received under the CARES Act as well as actions taken to significantly reduce cash operating expenses and defer non-essential expenditures at the height of the crisis.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2020, was $22.5 million, which included $19.9 million related to purchases of property and equipment. We paid $12.4 million in cash for acquisitions (net of cash acquired), which included a surgical facility in a new market and three surgical facilities in existing markets that were merged into existing facilities. Additionally, we received cash proceeds of $9.4 million related to the sale of our interests in two surgery centers, one of which was previously accounted for as an equity method investment.

Net cash used in investing activities during the six months ended June 30, 2019 was $42.9 million, which included $31.8 million related to purchases of property and equipment. We paid $13.2 million in cash for acquisitions (net of cash acquired), which primarily included a surgical facility and physician practice. Further, we paid $15.2 million in cash for a non-controlling interest in four surgical facilities accounted for as equity method investments and we received cash proceeds of $17.6 million related to the sale of previously owned real property associated with one of our non-consolidated equity method investments
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2020 was $45.0 million. During this period, we made distributions to non-controlling interest holders of $51.7 million and payments related to ownership transactions with consolidated affiliates of $1.9 million. Additionally, we made repayments on our long-term debt of $182.8 million, which was offset by borrowings of $288.2 million.
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
Debt
As of June 30, 2020, the carrying value of our total indebtedness was $2.686 billion, which includes unamortized fair value discount of $4.1 million and unamortized deferred financing costs of $16.6 million.
Term Loan and Revolving Credit Facility
As of June 30, 2020, we had term loan borrowings with a carrying value of $1.547 billion, consisting of outstanding aggregate principal of $1.551 billion and unamortized fair value discount of $4.1 million (the "Term Loan"). The Term Loan matures on August 31, 2024. The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan.
We have a Revolver providing for revolving borrowings of up to $120.0 million. The Revolver will mature on August 31, 2022. As of June 30, 2020, our availability on the Revolver was $113.2 million (including outstanding letters of credit of $6.8 million).
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
On April 22, 2020, we entered into a second incremental term loan amendment, which amended and supplemented the existing credit agreement, to provide for an incremental borrowing of $120.0 million. The incremental amounts were fully drawn on April 22, 2020, and are included in the term loan borrowings discussed above.
On April 16, 2020, we entered into a third amendment to our credit agreement, which amended and supplemented financial covenants applicable to the Revolver under the credit agreement. Pursuant to the third amendment, the Company's requirement to comply with a maximum consolidated total net leverage ratio will be waived for the remainder of 2020. Additionally, for the first three quarters of 2021, the third amendment provides for an alternative calculation for the maximum consolidated total net leverage ratio where the trailing four quarter basis may be negatively impacted by the impacts of COVID-19. The third amendment became effective concurrently with the funding of the incremental term loans on April 22, 2020, discussed above.
Senior Unsecured Notes
We have $430.0 million aggregate principal amount of senior unsecured notes due April 15, 2027 (the "2027 Unsecured Notes"). The 2027 Unsecured Notes bear interest at the rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year.
On July 30, 2020, we issued an additional $115.0 million aggregate principal amount of 10.000% senior unsecured notes due 2027 at 100.75% of the principal amount. The notes were issued as part of the same series as the 2027 Unsecured Notes originally issued in April 2019. See Note 11. "Subsequent Events" to our condensed consolidated financial statements included elsewhere in this report for a further discussion of the senior unsecured notes.
We have $370.0 million aggregate principal amount of senior unsecured notes due July 1, 2025 outstanding (the "2025 Unsecured Notes"). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year.

Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $111.6 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $244.1 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
Capital Resources
In addition to cash flows from operations, available cash and capacity on our Revolver, other sources of capital include funds we have received under the CARES Act as well as continued access to the capital markets.
As previously noted in Note 1. "Organization and Summary of Accounting Policies" to our condensed consolidated financial statements included elsewhere in this report, as of June 30, 2020, we received relief via the CARES Act, including approximately $48 million in direct grant payments and approximately $120 million of accelerated payments pursuant to the Medicare Accelerated and Advance Payment Program. The direct grant payments are not required to be repaid, subject to certain terms and conditions, while payments received under the Medicare Accelerated and Advance Payment Program are required to be repaid. Additionally, the CARES Act permits the deferral of payment of the social security payroll tax match for the remainder of 2020, with half of the deferred amount due December 2021 and the other half due December 2022. As of June 30, 2020, the Company has deferred approximately $4.3 million, included as a component of accrued payroll and benefits in the condensed consolidated balance sheets as of June 30, 2020. We believe that deferral of the social security payroll tax match, which we began doing in April 2020, along with the funds received under the CARES Act as noted above, have positively impacted our cash flows from operations during 2020.
Summary
The COVID-19 pandemic has resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, while we have received grants and accelerated payments under the CARES Act and other government assistance programs and may receive additional amounts in the future, there is no assurance regarding the extent to which anticipated negative impacts arising from the COVID-19 pandemic will be offset by amounts and benefits received under the CARES Act or future legislation.
Although we have seen continued improvement in surgical case volumes as states begin to re-open and allow for non-emergent procedures, broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, could negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed.
Based on our current level of operations, we believe cash flow from operations, available cash, available capacity on our Revolver, the incremental term loan borrowings and recent issuance of new notes discussed above, funds we have received under the CARES Act, funds we may receive in the future and continued access to capital markets, together with the cost cutting steps taken in response to the impact of COVID-19, as discussed in Item 1A. "Risk Factors" elsewhere in this report, will be adequate to meet our short-term (i.e., 12 months) liquidity needs.
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
When we use the term "Adjusted EBITDA," we are referring to income before income taxes, adjusted for net income attributable to non-controlling interests, depreciation and amortization, interest expense, net, equity-based compensation expense, transaction, integration and acquisition costs, net loss on disposals and deconsolidations, litigation settlement and other litigation costs, gain on escrow release, loss on debt extinguishment and tax receivable agreement expense. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources.

The following table reconciles Adjusted EBITDA to (loss) income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Condensed Consolidated Statements of Operations Data:
(Loss) income before income taxes	$(4.5)	$9.1	$(28.1)	$14.3
Plus (minus):
Net income attributable to non-controlling interests	(28.6)	(27.9)	(47.7)	(51.5)
Depreciation and amortization	23.4	19.1	45.2	37.9
Interest expense, net	49.2	46.4	96.3	88.4
Equity-based compensation expense	3.4	3.0	6.9	4.9
Transaction, integration and acquisition costs (1)	10.1	8.0	22.7	11.5
Loss (gain) on disposals and deconsolidations, net	2.9	(8.2)	6.4	(7.6)
Litigation settlement and other litigation costs (2)	2.3	—	3.8	—
Gain on escrow release (3)	—	—	(0.8)	—
Loss on debt extinguishment	—	11.7	—	11.7
Tax receivable agreement expense	—	—	—	2.4
Adjusted EBITDA	$58.2	$61.2	$104.7	$112.0
(1)For the three months ended June 30, 2020 and 2019, this amount includes transaction and integration costs of $4.9 million and $6.2 million, respectively, and acquisition and start-up costs related to a de novo surgical hospital of $5.2 million and $1.8 million, respectively. For the six months ended June 30, 2020 and 2019, this amount includes transaction and integration costs of $10.4 million and $8.2 million, respectively, and acquisition and start-up costs related to a de novo surgical hospital of $12.3 million and $3.3 million, respectively.
(2)For the three months ended June 30, 2020, this amount includes other litigation costs of $2.3 million, with no comparable costs in the same 2019 period. For the six months ended June 30, 2020, this amount includes litigation settlements of $1.2 million and other litigation costs of $2.6 million, with no comparable costs in the same 2019 period.
(3)Included in other income in the condensed consolidated statement of operations for the six months ended June 30, 2020, with no comparable gain in the same 2019 period.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended June 30, 2020

Cash flows from operating activities	$293.4
Plus (minus):
Non-cash interest income, net	(4.6)
Non-cash lease expense	(40.5)
Deferred income taxes	9.9
Changes in operating assets and liabilities, net of acquisitions and divestitures	(123.5)
Income tax expense	(9.0)
Net income attributable to non-controlling interests	(116.1)
Interest expense, net	186.8
Transaction, integration and acquisition costs	47.3
Litigation settlement and other litigation costs	8.4
Gain on escrow release	(0.8)
Acquisitions and synergies (1)	72.5
Credit Agreement EBITDA	$323.8
(1)Represents impact of acquisitions as if each acquisition had occurred on July 1, 2019. Further this includes revenue synergies from other business initiatives, de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effect of our interest rate swap agreements at June 30, 2020, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $3.5 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2020 based on our indebtedness at June 30, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 2, 2018, the Defendants moved to dismiss the plaintiff’s complaint. On December 19, 2018, the Court of Chancery issued a decision on that motion. Following that decision, all of the Directors have been dismissed from the Delaware Action. The Court did not dismiss the plaintiff’s breach of fiduciary duty claim against H.I.G. or the aiding and abetting claim asserted against Bain Capital. However, the Court dismissed the plaintiff’s breach of fiduciary duty and unjust enrichment claims against Bain Capital. In addition, the Court dismissed all of the plaintiff’s claims that were asserted on behalf of a putative class of Company stockholders. Accordingly, all of the plaintiff’s remaining claims in the Delaware Action are asserted derivatively on the Company’s behalf. The plaintiff has continued to pursue those derivative claims, and the parties to the Delaware Action are engaged in discovery.
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
On April 14, 2020, Logan Labs and Tampa Pain entered into the Settlement Agreement with the United States of America. See Note 9. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report for further discussion on the Settlement Agreement.
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
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except for the following:
The COVID-19 global pandemic continues to significantly affect our operations, business and financial condition, and our liquidity could continue to be negatively impacted further if the United States economy remains unstable for a significant amount of time or it takes an extended period for patient volumes at our facilities to recover to pre-COVID-19 pandemic levels.
The COVID-19 pandemic is significantly affecting our facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. On March 18, 2020, we reported that we had withdrawn our previously announced full-year 2020 outlook and on April 15, 2020, we filed a Current Report on Form 8-K providing additional disclosure about the impact of the pandemic on our operations. The COVID-19 crisis is still rapidly evolving and much of its impact remains unknown and difficult to predict; however, it has adversely affected our business operations in recent months, has materially impacted our financial performance for the second quarter of 2020, and potentially could negatively impact our financial performance for the year ending December 31, 2020 or longer.
We are taking or supporting measures to try to slow the spread and minimize the impact of the virus. Many of these measures are adversely impacting our business and likely will have an adverse impact on our financial results that we are not currently able to quantify. For example, due in part to local, state and federal guidelines as well as recommendations from major medical societies regarding social distancing and self-quarantines in response to the COVID-19 pandemic, we cancelled or postponed a substantial percentage of the elective procedures scheduled at our facilities and reduced operating hours at a significant number of our facilities. As a result, our facilities experienced significantly lower surgical case volume, which was more significant at the beginning of the second quarter and has improved gradually as states re-open and allow for non-emergent procedures. The impact on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. It is difficult to predict the duration of this lower surgical case volume and, while governmental restrictions are beginning to ease in certain areas of the United States, other areas are experiencing a surge in COVID-19 cases and are imposing or considering the imposition of additional restrictions in response. We cannot predict the timing of the potential recapture of cancelled or postponed procedures, if any.
Even after taking into account actions that we are taking intended to increase financial flexibility, the volume reductions we are experiencing have resulted in materially higher losses and material decreases in Adjusted EBITDA during the second quarter of 2020 and may potentially continue to do so for subsequent quarters. We cannot predict if or when utilization may return to pre-pandemic levels. Additionally, some of our actions to increase liquidity could result in increased expenses, reduced employee morale, labor unrest and work stoppages or other workforce disruptions.
We are experiencing, and could continue to experience, supply chain disruptions, including shortages, delays, and could experience significant price increases, in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment or PPE. Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact our ability to serve patients at our facilities.
Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, could also negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain or diminished for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed.
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
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic (including the potential resurgences of COVID-19 in jurisdictions currently engaged in reopening) have had and are likely to continue to have a material adverse effect on our business and could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to service our indebtedness. Additionally, the COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the materiality of certain other risk factors described in our 2019 Annual Report on Form 10-K.
Finally, although we have received grants and accelerated payments under the CARES Act, we are reviewing and intend to seek any additional available benefits in the future under the CARES Act, the New PPP Act or any future legislation passed that could benefit us. We cannot predict the manner in which such future benefits will be allocated or administered, and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the programs we seek to access under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any future benefits we receive may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. Accessing these programs and our response to the COVID-19 pandemic have required our management team to devote extensive resources and is likely to continue to do so in the near future, which may negatively affect our ability to implement our business plan and respond to opportunities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(dollars in millions, except per share amounts)
April 1, 2020 to April 30, 2020	—	$—	—	$46.0
May 1, 2020 to May 31, 2020	236	$10.82	—	$46.0
June 1, 2020 to June 30, 2020	783	$10.47	—	$46.0
Total	1,019	$10.55	—	$46.0
(1)Shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

10.1	Surgery Partners, Inc. Cash Incentive Plan, as amended and restated effective January 1, 2020.
10.2	Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020.
10.3
Settlement Agreement regarding Logan Laboratories, LLC and Tampa Pain Relieve Centers, Inc., dated April 14, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2020).

10.4
Third Amendment to the Credit Agreement, dated as of April 16, 2020, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 22, 2020).

10.5
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ Thomas F. Cowhey Thomas F. Cowhey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 5, 2020