Form 10-Q
period 2020-09-30
Surgery Partners, Inc.
filed 2020-11-04
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of October 29, 2020, there were 50,494,790 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in millions, except per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$450.0	$92.7
Accounts receivable	337.0	326.9
Inventories	50.9	46.3
Prepaid expenses	19.2	17.8
Other current assets	36.3	41.8
Total current assets	893.4	525.5
Property and equipment, net of accumulated depreciation of $170.7 and $110.7, respectively	497.7	523.3
Goodwill and other intangible assets, net	3,389.4	3,449.7
Investments in and advances to affiliates	91.8	93.2
Right-of-use operating lease assets	314.9	297.7
Long-term deferred tax assets	105.5	98.7
Other long-term assets	20.2	30.8
Total assets	$5,312.9	$5,018.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90.3	$96.7
Accrued payroll and benefits	65.6	54.2
Medicare accelerated payments and deferred governmental grants	141.0	—
Other current liabilities	232.9	191.2
Current maturities of long-term debt	61.1	56.0
Total current liabilities	590.9	398.1
Long-term debt, less current maturities	2,761.3	2,524.7
Right-of-use operating lease liabilities	306.1	283.1
Other long-term liabilities	124.9	113.6

Non-controlling interests—redeemable	304.7	321.0
Redeemable preferred stock - Series A; shares authorized, issued and outstanding - 310,000; redemption value - $424.2 and $395.0, respectively	424.2	395.0

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,000,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 50,494,605 and 49,298,940, respectively	0.5	0.5
Other stockholders' equity	100.7	296.3
Total Surgery Partners, Inc. stockholders' equity	101.2	296.8
Non-controlling interests—non-redeemable	699.6	686.6
Total stockholders' equity	800.8	983.4
Total liabilities and stockholders' equity	$5,312.9	$5,018.9

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$496.1	$452.0	$1,311.8	$1,314.2
Operating expenses:
Salaries and benefits	141.7	139.3	398.2	401.2
Supplies	142.8	126.2	382.2	364.6
Professional and medical fees	46.3	38.5	138.4	110.0
Lease expense	21.9	21.4	64.7	63.0
Other operating expenses	29.2	27.7	83.9	80.8
Cost of revenues	381.9	353.1	1,067.4	1,019.6
General and administrative expenses	25.2	19.9	73.3	64.9
Depreciation and amortization	24.1	18.4	69.3	56.3
Income from equity investments	(3.1)	(2.4)	(7.6)	(6.6)
Loss (gain) on disposals and deconsolidations, net	0.7	0.6	7.1	(7.0)
Transaction and integration costs	5.4	3.4	15.8	11.6
Impairment charges	33.5	—	33.5	—
Grant funds	9.9	—	(33.2)	—
Litigation settlement	—	—	1.2	—
Loss on debt extinguishment	—	—	—	11.7
Other income	—	—	(1.7)	(0.4)
Total operating expenses	477.6	393.0	1,225.1	1,150.1
Operating income	18.5	59.0	86.7	164.1
Tax receivable agreement expense	—	—	—	(2.4)
Interest expense, net	(51.5)	(45.7)	(147.8)	(134.1)
(Loss) income before income taxes	(33.0)	13.3	(61.1)	27.6
Income tax expense (benefit)	1.3	2.4	(14.5)	5.1
Net (loss) income	(34.3)	10.9	(46.6)	22.5
Less: Net income attributable to non-controlling interests	(27.3)	(26.6)	(75.0)	(78.1)
Net loss attributable to Surgery Partners, Inc.	(61.6)	(15.7)	(121.6)	(55.6)
Less: Amounts attributable to participating securities	(10.0)	(9.1)	(29.2)	(26.4)
Net loss attributable to common stockholders	$(71.6)	$(24.8)	$(150.8)	$(82.0)

Net loss per share attributable to common stockholders
Basic	$(1.46)	$(0.51)	$(3.09)	$(1.70)
Diluted (1)	$(1.46)	$(0.51)	$(3.09)	$(1.70)
Weighted average common shares outstanding
Basic	48,883	48,310	48,736	48,265
Diluted (1)	48,883	48,310	48,736	48,265
(1) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net (loss) income	$(34.3)	$10.9	$(46.6)	$22.5
Other comprehensive income (loss), net of tax:
Derivative activity	3.3	(6.8)	(14.6)	(35.1)
Comprehensive (loss) income	(31.0)	4.1	(61.2)	(12.6)
Less: Comprehensive income attributable to non-controlling interests	(27.3)	(26.6)	(75.0)	(78.1)
Comprehensive loss attributable to Surgery Partners, Inc.	$(58.3)	$(22.5)	$(136.2)	$(90.7)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2019	49,299	$0.5	$662.7	$(50.7)	$(315.7)	$686.6	$983.4
Net (loss) income	—	—	—	—	(27.5)	13.6	(13.9)
Equity-based compensation	1,219	—	2.8	—	—	—	2.8
Preferred dividends	—	—	(9.5)	—	—	—	(9.5)
Other comprehensive loss	—	—	—	(25.2)	—	—	(25.2)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(0.7)	—	—	1.4	0.7
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(14.9)	(14.9)
Balance at March 31, 2020	50,518	0.5	655.3	(75.9)	(343.2)	686.7	923.4
Net (loss) income	—	—	—	—	(32.5)	22.8	(9.7)
Equity-based compensation	33	—	3.8	—	—	—	3.8
Preferred dividends	—	—	(9.7)	—	—	—	(9.7)
Other comprehensive income	—	—	—	7.3	—	—	7.3
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(1.2)	—	—	2.9	1.7
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(20.9)	(20.9)
Balance at June 30, 2020	50,551	0.5	648.2	(68.6)	(375.7)	691.5	895.9
Net (loss) income	—	—	—	—	(61.6)	19.3	(42.3)
Equity-based compensation	(56)	—	3.0	—	—	—	3.0
Preferred dividends	—	—	(10.0)	—	—	—	(10.0)
Other comprehensive income	—	—	—	3.3	—	—	3.3
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(37.9)	—	—	7.6	(30.3)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(18.8)	(18.8)
Balance at September 30, 2020	50,495	$0.5	$603.3	$(65.3)	$(437.3)	$699.6	$800.8
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

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(46.6)	$22.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	69.3	56.3
Non-cash interest expense, net	3.1	0.6
Equity-based compensation expense	9.9	7.6
Loss (gain) on disposals and deconsolidations, net	7.1	(7.0)
Impairment charges	33.5	—
Loss on debt extinguishment	—	11.7
Deferred income taxes	(15.3)	4.1
Income from equity investments, net of distributions received	(1.0)	0.5
Non-cash lease expense	29.4	28.8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(11.9)	7.7
Medicare accelerated payments and deferred governmental grants	141.0	—
Other operating assets and liabilities	19.5	(28.7)
Net cash provided by operating activities	238.0	104.1

Cash flows from investing activities:
Purchases of property and equipment	(27.8)	(50.2)
Payments for acquisitions, net of cash acquired	(14.2)	(13.8)
Proceeds from disposals of facilities and other assets	48.3	17.6
Purchases of equity investments	—	(15.2)
Other investing activities	0.5	(0.2)
Net cash provided by (used in) investing activities	6.8	(61.8)

Cash flows from financing activities:
Principal payments on long-term debt	(197.3)	(436.1)
Borrowings of long-term debt	428.0	442.5
Payments of debt issuance costs	(8.3)	(8.8)
Payment of premium on debt extinguishment	—	(17.8)
Distributions to non-controlling interest holders	(82.3)	(89.5)
Payments related to ownership transactions with non-controlling interest holders	(27.3)	(4.6)
Other financing activities	(0.3)	(1.0)
Net cash provided by (used in) financing activities	112.5	(115.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	357.3	(73.0)
Cash, cash equivalents and restricted cash at beginning of period	93.0	184.6
Cash, cash equivalents and restricted cash at end of period	$450.3	$111.6
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Summary of Accounting Policies
Organization
Surgery Partners, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates a national network of surgical facilities and ancillary services. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology, general surgery, ophthalmology, orthopedics and pain management. The Company's surgical hospitals also provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of multi-specialty physician practices, urgent care facilities, anesthesia services and optical services. Unless the context otherwise indicates, Surgery Partners, Inc. and its subsidiaries are referred to herein as "Surgery Partners," "we," "us," "our" or the "Company."
As of September 30, 2020, the Company owned or operated a portfolio of 126 surgical facilities, comprised of 110 ASCs and 16 surgical hospitals in 30 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 84 of the surgical facilities and consolidated 106 of these facilities for financial reporting purposes.
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
COVID-19 Pandemic
The COVID-19 global pandemic has significantly affected the Company's facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. Beginning mid-March, the COVID-19 pandemic began to negatively affect the Company's net revenue and business operations. Due in part to local, state and federal guidelines, as well as recommendations from major medical societies, requiring social distancing and self-quarantines in response to the COVID-19 pandemic, surgical case volumes across most of the Company's surgical facilities were significantly impacted in the second quarter. The impact of COVID-19 on the Company's surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. Although the Company cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, surgical case volumes improved throughout the second and third quarters as states began to re-open and allow for non-emergent procedures. The Company's operating structure naturally enables some flexibility in the cost structure according to the volume of surgical procedures performed, including much of its cost of revenues. In addition to the natural variability of these costs, the Company and its partners in the surgical facilities have undertaken additional steps to preserve financial flexibility. Beginning in mid-March, and into the second and third quarters, the Company took actions that included significantly reducing cash operating expenses and deferring non-essential expenditures at the height of the crisis.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law to provide stimulus funding for the United States economy. As part of the CARES Act, the United States government initially announced that it would offer $100 billion of relief to eligible health care providers. On April 7, 2020, Centers for Medicare and Medicaid Services ("CMS") officials indicated they would distribute $30 billion of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse. The Company received approximately $53 million of the grant funds distributed under

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the CARES Act and other governmental assistance programs during the nine months ended September 30, 2020, including approximately $5 million received during the three months ended September 30, 2020. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds will be used for COVID-19 related healthcare expenses or lost revenues.
The Company previously recognized approximately $43.1 million as a reduction in operating expenses under the caption Grant funds in the condensed consolidated statements of operations during the six months ended June 30, 2020. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions are met. On September 19, 2020, the U.S. Department of Health and Human Services ("HHS") issued a Post-Payment Notice of Reporting Requirements (the “September Notice”), which revised previous guidance. The September Notice substantially altered the definition of lost revenues eligible to be claimed in a manner less favorable to recipients of grant funds received through the CARES Act and other governmental assistance programs. During the three months ended September 30, 2020, the Company updated its estimate of the amount of grant funds received that qualify for recognition based on, among other things, the September Notice, the Company’s results of operations and receipt of additional payments during such period. Based on the revised guidance, for the three months ended September 30, 2020, the Company reversed approximately $9.9 million of amounts previously recognized in the second quarter. As a result, the Company estimates approximately $33.2 million of grant funds received qualified for recognition as a reduction in operating expenses under the caption Grant funds in the condensed consolidated statements of operations for the nine months ended September 30, 2020. Amounts received, but not recognized as a reduction to operating expenses as of September 30, 2020, are reflected as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets as of September 30, 2020, and such unrecognized amounts may be recognized as a reduction in operating expenses in future periods if the underlying conditions for recognition are met.
HHS’ interpretation of the underlying terms and conditions of grant funds received through the CARES Act and other governmental assistance programs, including auditing and reporting requirements, continues to evolve. For example, in October 2020, HHS issued updated guidance that revised the September Notice. Please refer to Note 12. "Subsequent Events" for additional information. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in the Company’s inability to recognize certain payments, changes in the estimate of amounts recognized, or the derecognition of amounts previously recognized, which may be material.
As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program, which allows for most providers and suppliers, including the Company’s surgical hospitals and ASCs to request an advance payment of anticipated Medicare revenues. ASCs can request up to 100% of the Medicare Fee-for-Service payment amount for a three-month period. Hospitals can request up to 100% of the payment amount for a six-month period, with certain critical access hospitals able to request up to 125% of the payment for a six-month period. Under the original terms of the program, the repayment of these accelerated/advanced payments would have begun 120 days after the date of the issuance of the payment and the amounts advanced to our facilities would have been recouped from new Medicare claims as a 100% offset. Our ASCs would have had 210 days from the date the accelerated or advance payment was made to repay the amounts that they owe and our hospitals would have had one year to repay the advance payment.
On October 1, 2020, Congress amended the terms of the Accelerated and Advance Payment Program to extend the term of the loan and adjust the repayment process. Under the new terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset will be limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%.The Company received approximately $120 million of accelerated payments during the nine months ended September 30, 2020. These accelerated payments received were deferred and included as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets as of September 30, 2020. The Company did not receive any Medicare accelerated payments during the three months ended September 30, 2020, and does not expect to receive additional Medicare accelerated payments.
The CARES Act also provides for the deferral of the Company's portion of social security payroll taxes for the remainder of 2020. Under the CARES Act, half of the deferred amount will have to be paid in each of December 2021 and December 2022. The Company began deferring the social security payroll tax match in April 2020. As of September 30, 2020, the Company has deferred approximately $7.3 million, included as a component of accrued payroll and benefits in the condensed consolidated balance sheets as of September 30, 2020.
The Company is continuing to closely monitor legislative actions and regulatory guidance at the federal, state and local levels with respect to the CARES Act as other governmental assistance might become available to the Company.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIEs economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of September 30, 2020, the Company's consolidated VIEs include four surgical facilities and three physician practices.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, were $28.2 million and $36.2 million, respectively, and the total liabilities of the consolidated VIEs were $22.2 million and $25.2 million, respectively.
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019

Senior secured term loan	$1,543.1	$1,434.1	$1,455.2	$1,434.1
6.750% senior unsecured notes due 2025	$370.0	$370.0	$363.1	$368.2
10.000% senior unsecured notes due 2027	$545.0	$430.0	$577.0	$471.4
The fair values in the table above were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values under Level 3 inputs.
The Company has entered into certain interest rate swap agreements (see Note 7. "Derivatives and Hedging Activities"). The fair value of these derivative instruments was $65.3 million and $50.7 million at September 30, 2020 and December 31, 2019, respectively, and was included in other long-term liabilities in the condensed consolidated balance sheets. The fair value of these derivative financial instruments was based on a quoted market price, or a Level 2 input.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Patient service revenues:
Surgical facilities revenues	95.4%	93.9%	95.0%	94.0%
Ancillary services revenues	3.4%	4.4%	3.6%	4.6%
	98.8%	98.3%	98.6%	98.6%
Other service revenues:
Optical services revenues	0.2%	0.2%	0.2%	0.2%
Other revenues	1.0%	1.5%	1.2%	1.2%
	1.2%	1.7%	1.4%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$257.4	52.6%	$236.3	53.2%
Government	188.8	38.5%	175.4	39.5%
Self-pay	19.4	4.0%	11.8	2.7%
Other (1)	24.2	4.9%	21.0	4.6%
Total patient service revenues	489.8	100.0%	444.5	100.0%
Other service revenues:
Optical services revenues	0.9		0.9
Other revenues	5.4		6.6
Total revenues	$496.1		$452.0

	Nine Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$682.6	52.8%	$682.1	52.7%
Government	505.4	39.1%	518.4	40.0%
Self-pay	43.4	3.4%	32.1	2.5%
Other (1)	62.1	4.7%	62.2	4.8%
Total patient service revenues	1,293.5	100.0%	1,294.8	100.0%
Other service revenues:
Optical services revenues	2.2		3.0
Other revenues	16.1		16.4
Total revenues	$1,311.8		$1,314.2
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
Cash, cash equivalents and restricted cash reported within the consolidated statement of cash flows includes $0.3 million of restricted investments, which are reflected in other long-term assets in the consolidated balance sheet at both September 30, 2020 and December 31, 2019. These restricted investments represent restricted cash held in accordance with the provisions of a long-term operating lease agreement held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
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
Accounts receivable consists of receivables from federal and state agencies (under the Medicare and Medicaid programs), private insurance organizations, employers and patients. Management recognizes that revenues and receivables from government agencies are significant to the Company's operations, but it does not believe that there is significant credit risk associated with these government agencies. Concentration of credit risk with respect to other payors is limited because of the large number of such payors. As of

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2020 and December 31, 2019, the Company had a net third-party Medicaid settlements liability of $15.7 million and $5.6 million, respectively, included in other current liabilities in the condensed consolidated balance sheets.
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
The receivables related to the Company's optical products purchasing organization are recognized separately from patient accounts receivable, as discussed above, and are included in other current assets in the condensed consolidated balance sheets. Such receivables were $9.7 million and $8.6 million as of September 30, 2020 and December 31, 2019, respectively.
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
A summary of activity related to non-controlling interests—redeemable for the nine months ended September 30, 2020 and 2019 is as follows (in millions):

	2020	2019

Balance at beginning of period	$321.0	$326.6
Net income attributable to non-controlling interests—redeemable	19.3	24.1
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(7.9)	(7.8)
Distributions to non-controlling interest—redeemable holders	(27.7)	(28.4)
Balance at end of period	$304.7	$314.5
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company's effective tax rate was 23.7% for the nine months ended September 30, 2020 compared to 18.5% for the nine months ended September 30, 2019. The higher effective tax rate for the 2020 period was primarily due to (a) discrete tax benefits of approximately $6.9 million attributable to the release of federal and state valuation allowances on the Company’s Internal Revenue Code Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the CARES Act, and $5.0 million attributable to a portion of the payments under the Settlement Agreement, as defined in Note 10. "Commitments and Contingencies," being classified as "restitution" for income tax purposes; and (b) a discrete tax expense of approximately $5.0 million attributable to the Company's impairment of goodwill. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Acquisitions and Disposals
Acquisitions
During the nine months ended September 30, 2020, the Company acquired a controlling interest in a surgical facility in a new market and a controlling interest in four surgical facilities in existing markets, that were merged into existing facilities for cash consideration of $14.2 million, net of cash acquired, and non-cash consideration of $3.2 million. The non-cash consideration consisted of non-controlling interests in the Company's existing surgical facilities. The cash consideration was funded through cash from operations. The total consideration was allocated to the assets acquired and liabilities assumed based upon the respective acquisition date fair values. The aggregate amounts preliminarily recognized for each major class of assets acquired and liabilities assumed for the acquisitions are as follows (in millions):

Total consideration	$18.6
Fair value of non-controlling interests	6.7
Aggregate acquisition date fair value	$25.3
Net assets acquired:
Current assets	$1.9
Property and equipment	5.8
Goodwill	23.8
Right-of-use operating lease assets	10.7
Current liabilities	(2.0)
Long-term debt, less current maturities	(4.6)
Right-of-use operating lease liabilities	(10.3)
Aggregate acquisition date fair value	$25.3
The fair values assigned to certain assets acquired and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. During the nine months ended September 30, 2020, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2019. The goodwill acquired was allocated to the Company's Surgical Facility services reportable segment. The results of operations of the acquisitions were included in the Company’s results of operations beginning on the dates of acquisition and were not considered significant for the nine months ended September 30, 2020.
Disposals
During the nine months ended September 30, 2020, the Company sold its interests in two surgery centers, one of which was previously accounted for as an equity method investment, for net cash proceeds of $9.4 million, and recognized a net pre-tax loss of $3.1 million included in loss on disposals and deconsolidations, net in the condensed consolidated statement of operations for the nine months ended September 30, 2020.
During the nine months ended September 30, 2020, the Company sold certain assets related to its anesthesia business for net cash proceeds of $38.9 million, and recognized a net pre-tax gain of $5.1 million included in loss on disposals and deconsolidations, net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020.
During the nine months ended September 30, 2020, the Company closed its diagnostic laboratory, and recognized a net pre-tax loss of $3.5 million included in loss on disposals and deconsolidations, net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries.
The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, as of October 1, or more frequently if certain indicators arise. The Company tests for goodwill impairment at the reporting unit level, which is defined as one level below an operating segment. A detailed evaluation of potential impairment indicators was performed as of September 30, 2020, which specifically considered the volatility observed in the prices of the Company’s outstanding debt securities and common stock, as well as the decline in surgical case volumes following the emergence of the COVID-19 pandemic, all of which improved throughout the second and third quarters as states began to re-open and allow for non-emergent procedures. As of September 30, 2020, the Company has identified three reporting units, which include the following: 1) Surgical Facilities, 2) Ancillary Services, and 3) Alliance, which is a component of the Optical Services operating segment. On the basis of available evidence as of September 30, 2020, no indicators of impairment were identified for the Company's Surgical Facilities reporting unit. The Company did identify indicators of impairment related to its Ancillary Services and Alliance reporting units, including the impacts of the COVID-19 pandemic and the closure of its diagnostic laboratory (as discussed in Note 2. "Acquisitions and Disposals"). Based on the impairment indicators for these reporting units, the Company performed an impairment analysis as of September 30, 2020.
The Company compares the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. To determine the fair value of the reporting units, the Company obtained valuations at the reporting unit level prepared by third-party valuation specialists which utilized a combination of the income and market approaches. The discounted cash flow model is projected based on a year-by-year assessment that considers historical results, estimated market conditions, internal projections, and relevant publicly available statistics. Determining fair value requires the exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing the Company's own assumptions. The cash flows employed in the discounted cash flow analysis are based on the Company's most recent budgets and business plans aligned with provided guidance and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The variables within the discount rate, many of which are outside of the Company's control, provide the best estimate of all assumptions applied within the discounted cash flow model. There can be no assurance that operations will achieve the future cash flows reflected in the projections. In determining the fair value under the market approaches, the analysis includes a control premium, which was based on observable market data and a review of selected transactions of companies that operate in the Company's sector. While the Company believes that all assumptions utilized in the testing were appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include changes to the discount and growth rates and a change in the equity and enterprise premiums being realized in the market.
As of the September 30, 2020 valuation, carrying value for both the Ancillary Services and Alliance reporting units exceeded the fair value, resulting in non-cash impairment charges of $28.6 million and $4.9 million, respectively.
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
A summary of activity related to goodwill for the nine months ended September 30, 2020 is as follows (in millions):

Balance at December 31, 2019	$3,402.4
Acquisitions, including post acquisition adjustments	24.9
Divestitures	(49.2)
Impairment charges	(33.5)
Balance at September 30, 2020	$3,344.6
A summary of the Company's acquisitions and dispositions for the nine months ended September 30, 2020 is included in Note 2. "Acquisitions and Disposals."

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Long-Term Debt
A summary of long-term debt follows (in millions):

	September 30, 2020	December 31, 2019

Senior secured term loan (1)	$1,543.1	$1,434.1
Senior secured revolving credit facility	—	—
6.750% senior unsecured notes due 2025	370.0	370.0
10.000% senior unsecured notes due 2027	545.0	430.0
Notes payable and other secured loans	138.4	104.0
Finance lease obligations	242.7	253.4
Less: unamortized debt issuance costs, discount and premium, net	(16.8)	(10.8)
Total debt	2,822.4	2,580.7
Less: Current maturities	61.1	56.0
Total long-term debt	$2,761.3	$2,524.7
(1)Includes unamortized fair value discount of $3.9 million and $4.6 million as of September 30, 2020 and December 31, 2019, respectively.
Revolving Credit Facility
On March 18, 2020, the Company drew down its available capacity under its revolving credit facility (the “Revolver”), as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. During the second quarter, the Company fully repaid the outstanding balance. As of September 30, 2020, the Company's availability on the Revolver was $112.5 million (including outstanding letters of credit of $7.5 million).
Third Amendment to Credit Agreement
On April 16, 2020, SP Holdco I, Inc., a Delaware corporation (“Holdings”), and Surgery Center Holdings, Inc., a Delaware corporation (the “Borrower”), each a wholly-owned subsidiary of the Company, entered into a third amendment to credit agreement governing the Revolver, dated as of April 16, 2020 (the “Third Amendment”), with Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto, which amended and supplemented financial covenants applicable to the Revolver under the credit agreement, dated as of August 31, 2017, by and among the Borrower, Holdings, certain subsidiaries of the Borrower party thereto from time to time, Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto from time to time (as previously amended) (the “Credit Agreement”). Pursuant to the Third Amendment, the Company's requirement to comply with a maximum consolidated total net leverage ratio will be waived for the remainder of 2020. Additionally, for the first three quarters of 2021, the Third Amendment provides for an alternative calculation for the maximum consolidated total net leverage ratio where the trailing four quarter basis may be negatively impacted by the impacts of the COVID-19 pandemic. The Third Amendment became effective concurrently with the funding of the 2020 Incremental Term Loans on April 22, 2020, and are discussed in more detail below.
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
In connection with the 2020 Incremental Term Loans borrowings, the Company recorded debt issuance costs and discount of $6.5 million.
10.000% Senior Unsecured Notes due 2027

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On July 30, 2020, the Company completed the issuance and sale of $115.0 million in aggregate principal amount of senior unsecured notes due 2027 at 100.75% of the principal amount. The notes were issued as part of the same series as the existing 2027 Unsecured Notes originally issued in April 2019, and have the same terms. The notes bear interest at an annual rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2020. In connection with the notes issuance, the Company recorded debt issuance costs, net of issuance premium of $1.0 million.
5. Leases
The Company's operating leases are primarily for real estate, including medical office buildings, and corporate and other administrative offices. The Company's finance leases are primarily for medical equipment and information technology and telecommunications assets. Due to the COVID-19 pandemic, the Company received concessions for certain of its leases primarily consisting of deferral of rental payments. The Company has elected to account for these COVID-19 related concessions as though the enforceable rights and obligations for those concessions are explicit within the underlying contract. The Company accounts for the deferred rentals as a component of other current liabilities within the condensed consolidated balance sheets. In a few instances the Company modified the terms of the lease in exchange for lease concessions. These modifications resulted in an increase to the Company's right-of-use operating lease assets and liabilities of $26.4 million during the nine months ended September 30, 2020, respectively.
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statement of operations (in millions):

	Nine Months Ended September 30,
	2020	2019
Operating lease costs	$54.9	$50.8
Finance lease costs:
Amortization of leased assets	19.0	15.3
Interest on lease liabilities	15.7	10.9
Total finance lease costs	34.7	26.2
Variable and short-term lease costs	12.6	10.6
Total lease costs	$102.2	$87.6
The following table presents supplemental cash flow information (dollars in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$49.8	$48.7
Operating cash outflows from finance leases	$15.7	$10.9
Financing cash outflows from finance leases	$12.9	$9.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$53.9	$48.0
Finance leases	$11.5	$9.1
6. Redeemable Preferred Stock
On August 31, 2017, the Company issued 310,000 shares of Series A Preferred Stock to Bain Capital Private Equity, L.P. at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million.
A summary of activity related to the Series A Preferred Stock follows (in millions):

Balance at December 31, 2019	$395.0
Dividends accrued (there were no cash dividends declared)	29.2
Balance at September 30, 2020	$424.2
There were no unpaid cash dividends declared at both September 30, 2020 and December 31, 2019. The aggregate and per share amounts of unpaid cumulative preferred dividends as of September 30, 2020 was $98.7 million and $318.30, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Derivatives and Hedging Activities
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $21.8 million will be reclassified as an increase to interest expense.
As of September 30, 2020, the Company had four interest rate swaps with a notional amount of $1.2 billion and a termination date of November 30, 2023. The derivatives are recorded at fair value (see Note 1. "Organization and Summary of Accounting Policies") and classified as a long-term liability included in other long-term liabilities in the condensed consolidated balance sheets.
The following table presents the pre-tax effect of the interest rate swaps on the Company's accumulated OCI and condensed consolidated statement of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Loss recognized in OCI (effective portion)	$2.3	$8.5	$29.2	$39.6
Loss reclassified from accumulated OCI to interest expense (effective portion)	$5.6	$1.7	$14.6	$4.5
8. Earnings Per Share
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
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Surgery Partners, Inc.	$(61.6)	$(15.7)	$(121.6)	$(55.6)
Less: amounts allocated to participating securities (1)	(10.0)	(9.1)	(29.2)	(26.4)
Net loss attributable to common stockholders	$(71.6)	$(24.8)	$(150.8)	$(82.0)

Denominator:
Weighted average shares outstanding- basic and diluted (2)	48,883	48,310	48,736	48,265

Loss per share:
Basic and diluted (2)	$(1.46)	$(0.51)	$(3.09)	$(1.70)

Dilutive securities outstanding not included in the computation of loss per share as their effect is antidilutive:
Stock options	810	—	285	—
Restricted shares	986	10	848	24
(1)Includes dividends accrued during all periods for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses.
(2)The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in each period.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	September 30, 2020	December 31, 2019

Right-of-use operating lease liabilities	$38.3	$37.3
Accrued legal settlement (1)	32.3	35.1
Interest payable	31.8	21.8
Amounts due to patients and payors	20.4	16.5
Accrued expenses and other	110.1	80.5
Total	$232.9	$191.2
(1)See Note 10. "Commitments and Contingencies" for further discussion.
10. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of September 30, 2020 and December 31, 2019 were $21.8 million and $19.4 million, respectively. The Company had expected insurance recoveries of $12.1 million as of both September 30, 2020 and December 31, 2019.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Under the terms of the Settlement Agreement, the Companies will pay a total of $40.0 million plus accrued interest from March 14, 2019, at the rate of 2.75% per annum to the U.S. Parties and participating states. The Settlement Amount is expected to be paid on the following schedule: the forfeiture of $7.5 million of approved, paid claims currently held in suspense by the U.S. Parties and the payment of $1.8 million plus accrued interest within 20 business days of the date of the Settlement Agreement and the payment of $30.7 million plus accrued interest on April 1, 2021. The Company previously recorded a litigation-related charge of $46.0 million relating to an anticipated resolution of the Covered Conduct on the consolidated statements of operations for the year ended December 31, 2018. During the nine months ended September 30, 2020, the Company recorded an additional litigation-related charge of $1.2 million relating to the resolution of the Covered Conduct on the condensed consolidated statement of operations.
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
Acquired Facilities
The Company, through its wholly-owned subsidiaries or controlled partnerships and limited liability companies, has acquired and will continue to acquire surgical facilities with prior operating histories. Such facilities may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement laws and regulations, the Stark Law, the Anti-Kickback Statute, the FCA, and similar fraud and abuse laws. Although the Company attempts to assure that no such liabilities exist, obtain indemnification from prospective sellers covering such matters and institute policies designed to conform centers to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. There can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA was approximately $60.1 million as of both September 30, 2020 and December 31, 2019. As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $52.5 million and $48.7 million as of September 30, 2020 and December 31, 2019, respectively. The current portion of the liability was $16.9 million as of both September 30, 2020 and December 31, 2019, respectively, and is included as a component of other current liabilities in the condensed consolidated balance sheets. The long-term portion is included as a component of other long-term liabilities in the condensed consolidated balance sheets.
11. Segment Reporting
The Company operates in three major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities, the operation of ancillary services and the operation of optical services. The Surgical Facility Services segment consists of the operation of ASCs and surgical hospitals and includes anesthesia services. The Ancillary Services segment consists of multi-specialty physician practices and a diagnostic laboratory, which was closed during the third quarter of 2020. The Optical Services segment consists of an optical products group purchasing organization. "All other" primarily consists of the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Surgical Facility Services	$478.6	$431.1	$1,262.8	$1,250.9
Ancillary Services	16.7	20.0	46.9	60.3
Optical Services	0.8	0.9	2.1	3.0
Total	$496.1	$452.0	$1,311.8	$1,314.2

Adjusted EBITDA:
Surgical Facility Services	$82.5	$77.1	$229.7	$223.9
Ancillary Services	(0.6)	0.9	(3.9)	3.5
Optical Services	0.4	0.4	1.0	1.3
All other	(21.2)	(16.2)	(61.0)	(54.5)
Total	$61.1	$62.2	$165.8	$174.2

Reconciliation of Adjusted EBITDA:
(Loss) income before income taxes	$(33.0)	$13.3	$(61.1)	$27.6

Net income attributable to non-controlling interests	(27.3)	(26.6)	(75.0)	(78.1)
Depreciation and amortization	24.1	18.4	69.3	56.3
Interest expense, net	51.5	45.7	147.8	134.1
Equity-based compensation expense	3.0	2.7	9.9	7.6
Transaction, integration and acquisition costs (1)	7.5	5.3	30.2	16.8
Impairment charges	33.5	—	33.5	—
Loss (gain) on disposals and deconsolidations, net	0.7	0.6	7.1	(7.0)
Litigation settlement and other litigation costs (2)	1.1	2.8	4.9	2.8
Gain on escrow release (3)	—	—	(0.8)	—
Loss on debt extinguishment	—	—	—	11.7
Tax receivable agreement expense	—	—	—	2.4
Adjusted EBITDA	61.1	62.2	165.8	174.2
Less: Impact of grant funds (4)	5.4	—	(21.9)	—
Adjusted EBITDA excluding grant funds	$66.5	$62.2	$143.9	$174.2

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)This amount includes transaction and integration costs of $5.4 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively. This amount further includes other acquisition costs and start-up costs related to a de novo surgical hospital of $2.1 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively.
This amount includes transaction and integration costs of $15.8 million and $11.6 million for the nine months ended September 30, 2020 and 2019, respectively. This amount further includes other acquisition costs and start-up costs related to a de novo surgical hospital of $14.4 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)This amount includes other litigation costs of $1.1 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively.
This amount includes litigation settlement costs of $1.2 million for the nine months ended September 30, 2020, with no comparable settlement costs in the same 2019 period. This amount further includes other litigation costs of $3.7 million and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)Included in other income in the condensed consolidated statement of operations for the nine months ended September 30, 2020, with no comparable gain in the same 2019 period.
(4)Represents the impact of grant funds recognized, net of amounts attributable to non-controlling interests.

	September 30, 2020	December 31, 2019
Assets:
Surgical Facility Services	$4,745.0	$4,580.4
Ancillary Services	34.8	69.6
Optical Services	14.2	17.7
All other	518.9	351.2
Total assets	$5,312.9	$5,018.9

	Nine Months Ended September 30,
	2020	2019
Cash purchases of property and equipment:
Surgical Facility Services	$24.1	$42.8
Ancillary Services	0.3	0.5
All other	3.4	6.9
Total cash purchases of property and equipment	$27.8	$50.2
12. Subsequent Events
On October 22, 2020, HHS issued an updated Post-Payment Notice of Reporting Requirements and a Reporting Requirements Policy Update (collectively, the "October Notice") which, among other changes, provides that grant funds may be applied to patient care lost revenues, net of other reimbursed sources, up to the amount of the difference between the Company’s 2019 and 2020 actual patient care revenue. The October Notice modified the September Notice, which limited the definition of lost revenue to a year-over-year decrease in net patient operating income. As a non-recognizable subsequent event, GAAP does not permit amounts recognized as of September 30, 2020 to be updated on the basis of new information in the October Notice. The Company’s evaluation of the October Notice is ongoing and the amount of unrecognized grant funds received as of September 30, 2020 that may be recognized as a result of the October Notice is not yet known. However, based on the more favorable definition of lost revenues, the October Notice is expected to result in the recognition of additional grant funds in future periods as compared to the September Notice.
During October 2020, the Company purchased an ASC and a surgical hospital in existing markets for a combined purchase price of $79.8 million. The Company funded the purchase price with proceeds from its recent divestitures and available resources. As of the date of this filing, the Company has not completed its preliminary estimation of the fair values assigned to the assets acquired and liabilities assumed.

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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations. The words "projections," "believe," "continue," "drive," "estimate," "expect," "intend," "may," "plan," "will," "could," "would" and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, the duration and severity of the COVID-19 outbreak in the United States and the regions in which we operate; the impact to the state and local economies of prolonged shelter in place orders and the pandemic generally; our ability to respond nimbly to challenging economic conditions; the unpredictability of our case volume both in the current environment and if and when restrictions are eased; our ability to preserve or raise sufficient funds to continue operations throughout this period of uncertainty; the impact of our cost-cutting measures on our future performance; our ability to cause distributions from our subsidiaries; the responsiveness of our payors, including Medicaid and Medicare, to the challenging operating conditions, including their willingness and ability to continue paying in a timely manner and to advance payments in a timely manner, if at all; the impact of COVID-19 related stimulus programs, including the CARES Act, and uncertainty in how these programs may be administered, monitored and modified in the future; our ability to execute on our operational and strategic initiatives; the timing and impact of our portfolio optimization efforts; our ability to continue to improve same-facility volume and revenue growth on the timeline anticipated, if at all; our ability to successfully integrate acquisitions; the anticipated impact and timing of our ongoing efficiency efforts, including insurance consolidations and completed headcount actions, as well as our ongoing procurement and revenue cycle efforts; the impact of adverse weather conditions and other events outside of our control; and the risks and uncertainties set forth under the heading "Risk Factors" in this report, our 2019 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
Total revenues for the third quarter of 2020 increased 9.8% to $496.1 million from $452.0 million for the third quarter of 2019. Same-facility revenues for the third quarter of 2020 increased 8.4% from the same period last year, with a 11.9% increase in revenue per case partially offset by a 3.1% decrease in same-facility cases. The decrease in same-facility cases is attributable to the impacts of the COVID-19 pandemic that the Company began experiencing in mid-March, and extending into the third quarter, which is described in further detail below in the section titled "Impact of COVID-19." Same-facility revenue per case growth was driven by a favorable surgical case mix as we experienced a faster recovery of higher acuity cases in the three months ended September 30, 2020. For the third quarter of 2020, the Company’s net loss attributable to common stockholders and Adjusted EBITDA was $71.6 million and $61.1 million, respectively, compared to $24.8 million and $62.2 million for the same period last year. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Metrics." The increase in net loss attributable to common stockholders was primarily attributable to the impairment charges taken during the third quarter of 2020 and the decline in surgical cases due to the impacts of COVID-19 as discussed further below.
We had cash and cash equivalents of $450.0 million and $112.5 million of borrowing capacity under our revolving credit facility at September 30, 2020. Operating cash flows were $26.9 million in the third quarter of 2020, a decline of $30 million as compared to the prior year period, primarily driven by an acceleration of accounts payable as volumes returned towards pre-COVID levels, as well as higher accounts receivable balances, primarily reflecting timing impacts associated with lower volumes in the second quarter of 2020 due to COVID-19. Net operating cash outflows, including operating cash flows less distributions to non-controlling interests, were $3.7 million for the third quarter of 2020.

Impact of COVID-19
The COVID-19 global pandemic has significantly affected our facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. On March 18, 2020, we reported that we had withdrawn our previously announced full-year 2020 outlook and on April 15, 2020, we filed a Current Report on Form 8-K providing additional disclosure about the impact of the pandemic on our operations. The COVID-19 crisis is still evolving and much of its impact remains unknown and difficult to predict; however, it materially impacted our financial performance for the second and third quarters of 2020, and potentially could negatively impact our financial performance for the year ending December 31, 2020 or longer.
We are taking or supporting measures to try to slow the spread and minimize the impact of the virus. Beginning mid-March, the COVID-19 pandemic began to negatively affect our net revenue and business operations. Due in part to local, state and federal guidelines as well as recommendations from major medical societies regarding social distancing and self-quarantines in response to the COVID-19 pandemic, we cancelled or postponed a substantial percentage of the elective procedures scheduled at our facilities and reduced operating hours at a significant number of our facilities. As a result, our facilities experienced lower surgical case volume, which was more significant at the beginning of the second quarter and has improved as states re-open and allow for non-emergent procedures. The impact of the COVID-19 pandemic on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. It is difficult to predict the duration of this lower surgical case volume and, while restrictions have been eased, we cannot predict the timing of the potential recapture of cancelled or postponed procedures, if any.
The Company's operating structure naturally enables some flexibility in the cost structure according to the volume of surgical procedures performed, including much of its cost of revenues. In addition to the natural variability of these costs, the Company and its partners in the surgical facilities have undertaken additional steps to preserve financial flexibility. Beginning in mid-March, and into the second and third quarters, the Company took actions that included significantly reducing cash operating expenses and deferring non-essential expenditures at the height of the crisis. These measures were gradually reduced as surgical case volumes improved. In addition to the cost management measures, on March 18, 2020, we drew down our available capacity under the Revolver, as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic. During the second quarter, we fully repaid the outstanding balance. On April 22, 2020, we entered into a second incremental term loan amendment providing for an incremental borrowing of $120.0 million, and on July 30, 2020, we issued an additional $115.0 million aggregate principal amount of 10.000% senior unsecured notes due 2027. See Note 4. "Long-Term Debt" to our condensed consolidated financial statements included elsewhere in this report for a further discussion of the second incremental term loan amendment and the senior unsecured notes. Additionally, as a result of the CARES Act and other governmental assistance programs, during the nine months ended September 30, 2020, the Company received approximately $53 million in direct grant funding and approximately $120 million in accelerated Medicare payments, each of which is described in more detail in Note 1. “Organization and Summary of Accounting Polices - COVID-19 Pandemic” to our condensed consolidated financial statements included elsewhere in this report.
Even after taking into account our actions intended to increase financial flexibility (including actions that management estimates have lowered cash operating expenses), the volume reductions we are experiencing have resulted in materially higher losses and material decreases in Adjusted EBITDA during the nine months ended September 30, 2020, and may potentially continue to do so for subsequent quarters. We cannot predict if or when utilization may return to pre-pandemic levels.
The Company is continuing to monitor legislative actions at federal and state levels, including the impact of the CARES Act and other governmental assistance that might be available.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Patient service revenues:
Surgical facilities revenues	95.4%	93.9%	95.0%	94.0%
Ancillary services revenues	3.4%	4.4%	3.6%	4.6%
	98.8%	98.3%	98.6%	98.6%
Other service revenues:
Optical services revenues	0.2%	0.2%	0.2%	0.2%
Other	1.0%	1.5%	1.2%	1.2%
	1.2%	1.7%	1.4%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Private insurance payors	52.6%	53.2%	52.8%	52.7%
Government payors	38.5%	39.5%	39.1%	40.0%
Self-pay payors	4.0%	2.7%	3.4%	2.5%
Other payors (1)	4.9%	4.6%	4.7%	4.8%
Total	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Orthopedic and pain management	38.3%	36.7%	39.9%	37.1%
Ophthalmology	26.7%	25.5%	25.4%	24.7%
Gastrointestinal	19.6%	20.9%	18.8%	21.0%
General surgery	2.9%	2.9%	3.1%	2.9%
Other	12.5%	14.0%	12.8%	14.3%
Total	100.0%	100.0%	100.0%	100.0%
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

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table summarizes certain results from the statements of operations for the three months ended September 30, 2020 and 2019 (dollars in millions):

	Three Months Ended September 30,
	2020	2019

Revenues	$496.1	$452.0
Operating expenses:
Cost of revenues	381.9	353.1
General and administrative expenses	25.2	19.9
Depreciation and amortization	24.1	18.4
Income from equity investments	(3.1)	(2.4)
Loss on disposals and deconsolidations, net	0.7	0.6
Transaction and integration costs	5.4	3.4
Impairment charges	33.5	—
Grant funds	9.9	—
Total operating expenses	477.6	393.0
Operating income	18.5	59.0
Interest expense, net	(51.5)	(45.7)
(Loss) income before income taxes	(33.0)	13.3
Income tax expense	1.3	2.4
Net (loss) income	(34.3)	10.9
Less: Net income attributable to non-controlling interests	(27.3)	(26.6)
Net loss attributable to Surgery Partners, Inc.	$(61.6)	$(15.7)
Overview. During the three months ended September 30, 2020, our revenues increased 9.8% to $496.1 million compared to $452.0 million for the three months ended September 30, 2019. We incurred a net loss attributable to Surgery Partners, Inc. of $61.6 million for the 2020 period, compared to $15.7 million for the 2019 period, primarily attributable to the impairment charges taken during the third quarter of 2020 and the continued impact of the COVID-19 pandemic on surgical case volumes.
Revenues. Revenues for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 were as follows (dollars in millions):

	Three Months Ended September 30,
	2020	2019

Patient service revenues	$489.8	$444.5
Optical service revenues	0.9	0.9
Other service revenues	5.4	6.6
Total revenues	$496.1	$452.0
Patient service revenues increased 10.2% to $489.8 million for the three months ended September 30, 2020 compared to $444.5 million for the three months ended September 30, 2019. The increase of 10.2% was driven by a 11.9% increase in same-facility revenue per case, partially offset by a 3.1% decrease in same-facility case volume primarily due to the impacts of the COVID-19 pandemic. Same-facility revenue per case growth was driven by a favorable surgical case mix as we experienced a faster recovery of higher acuity cases in the three months ended September 30, 2020.
Cost of Revenues. Cost of revenues were $381.9 million for the three months ended September 30, 2020 compared to $353.1 million for the three months ended September 30, 2019. The increase in costs was primarily attributable to a de novo hospital completed in 2019, acquisitions completed in 2020 and 2019 and an increase in supply costs associated with higher acuity surgical case volumes. As a percentage of revenues, cost of revenues decreased to 77.0% for the 2020 period compared to 78.1% for the 2019 period.
General and Administrative Expenses. General and administrative expenses were $25.2 million for the three months ended September 30, 2020 compared to $19.9 million for the three months ended September 30, 2019. As a percentage of revenues, general and administrative expenses increased to 5.1% for the 2020 period compared to 4.4% for the 2019 period. The increase as a percentage of revenues is primarily the result of the continued decline in surgical case volume that began in mid-March due to the COVID-19 pandemic.
Depreciation and Amortization. Depreciation and amortization was $24.1 million and $18.4 million for the three months ended September 30, 2020 and 2019, respectively. The increase is primarily due to increased capital investments and integration of a de novo hospital completed in 2019 as well as acquisitions completed in 2020 and 2019. As a percentage of revenues, depreciation and amortization expenses was 4.9% for the 2020 period compared to 4.1% for the 2019 period.
Loss on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $0.7 million for the 2020 period, including a $5.1 million gain on the sale of certain assets related to our anesthesia business, offset by a $3.5 million loss due to the closure of a diagnostic laboratory, and $2.3 million primarily related to disposals of other long-lived assets. The net loss on disposals and deconsolidations was $0.6 million for the 2019 period related to disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $5.4 million of transaction and integration costs for the three months ended September 30, 2020 compared to $3.4 million for the three months ended September 30, 2019. The increase primarily relates to costs for ongoing development initiatives, divestitures completed in 2020 and the integration of acquisitions we completed in 2020 and 2019.
Grant Funds. During the three months ended September 30, 2020, the Company updated its estimate of the amount of grant funds received that qualify for recognition based on revised HHS guidance issued in the September Notice, resulting in the reversal of $9.9 million of grant funds previously recognized in the second quarter of 2020. For further discussion, see Note 1. "Organization and Summary of Accounting Polices - COVID-19 Pandemic" to our condensed consolidated financial statements included elsewhere in this report. There were no grant funds received for the 2019 period.
Impairment Charges. For the three months ended September 30, 2020, we recorded a non-cash impairment charge of $28.6 million and $4.9 million for the Ancillary Services and Alliance reporting units, respectively. See Note 1. "Organization and Summary of Accounting Polices - Goodwill" to our condensed consolidated financial statements included elsewhere in this report for further discussion.
Interest Expense, Net. Interest expense, net, increased to $51.5 million for the three months ended September 30, 2020 compared to $45.7 million for the three months ended September 30, 2019. The increase primarily relates to the 2020 Incremental Term Loans, which were fully drawn on April 22, 2020, issuance of additional 2027 Unsecured Notes in the amount of $115.0 million effective July 30, 2020 as well as interest on the Revolver during the period it was fully drawn. As a percentage of revenues, interest expense, net was 10.4% for the 2020 period compared to 10.1% for the 2019 period.
Income Tax Expense.  The income tax expense was $1.3 million for the three months ended September 30, 2020 compared to $2.4 million for the 2019 period. The effective tax rate was (3.9)% for the three months ended September 30, 2020 compared to 18.0% for the three months ended September 30, 2019. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $27.3 million for the three months ended September 30, 2020 compared to $26.6 million for the three months ended September 30, 2019. As a percentage of revenues, net income attributable to non-controlling interests was 5.5% in the 2020 period and 5.9% for the 2019 period.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table summarizes certain results from the statements of operations for the nine months ended September 30, 2020 and 2019 (dollars in millions):

	Nine Months Ended September 30,
	2020	2019

Revenues	$1,311.8	$1,314.2
Operating expenses:
Cost of revenues	1,067.4	1,019.6
General and administrative expenses	73.3	64.9
Depreciation and amortization	69.3	56.3
Income from equity investments	(7.6)	(6.6)
Loss (gain) on disposals and deconsolidations, net	7.1	(7.0)
Transaction and integration costs	15.8	11.6
Impairment charges	33.5	—
Grant funds	(33.2)	—
Litigation settlement	1.2	—
Loss on debt extinguishment	—	11.7
Other income	(1.7)	(0.4)
Total operating expenses	1,225.1	1,150.1
Operating income	86.7	164.1
Tax receivable agreement expense	—	(2.4)
Interest expense, net	(147.8)	(134.1)
(Loss) income before income taxes	(61.1)	27.6
Income tax (benefit) expense	(14.5)	5.1
Net (loss) income	(46.6)	22.5
Less: Net income attributable to non-controlling interests	(75.0)	(78.1)
Net loss attributable to Surgery Partners, Inc.	$(121.6)	$(55.6)
Overview. During the nine months ended September 30, 2020, our revenues decreased 0.2% to $1,311.8 million compared to $1,314.2 million for the nine months ended September 30, 2019. We incurred a net loss attributable to Surgery Partners, Inc. of $121.6 million for the 2020 period, compared to $55.6 million for the 2019 period, primarily attributable to the decline in surgical case volume that began in mid-March and continued into the third quarter due to the COVID-19 pandemic.
Revenues. Revenues for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 were as follows (dollars in millions):

	Nine Months Ended September 30,
	2020	2019

Patient service revenues	$1,293.5	$1,294.8
Optical service revenues	2.2	3.0
Other service revenues	16.1	16.4
Total revenues	$1,311.8	$1,314.2
Patient service revenues decreased 0.1% to $1,293.5 million for the nine months ended September 30, 2020 compared to $1,294.8 million for the nine months ended September 30, 2019. The decrease of 0.1% was driven by a 16.8% decrease in same-facility case volume primarily due to the impacts of the COVID-19 pandemic, offset by a 17.1% increase in revenue per case. Same-facility revenue per case growth was driven by a favorable surgical case mix as lower acuity cases were some of the first to decline as the COVID-19 crisis developed.
Cost of Revenues. Cost of revenues were $1,067.4 million for the nine months ended September 30, 2020 compared to $1,019.6 million for the nine months ended September 30, 2019. The increase in costs was primarily attributable to a de novo hospital completed in

2019, acquisitions completed in 2020 and 2019 and an increase in supply costs associated with higher acuity surgical case volumes. As a percentage of revenues, cost of revenues increased to 81.4% for the 2020 period compared to 77.6% for the 2019 period.
General and Administrative Expenses. General and administrative expenses were $73.3 million for the nine months ended September 30, 2020 compared to $64.9 million for the nine months ended September 30, 2019. As a percentage of revenues, general and administrative expenses was 5.6% for the 2020 period compared to 4.9% for the 2019 period. The increase as a percentage of revenues is primarily the result of the decreased revenues driven by the decline in surgical case volume that began in mid-March due to the COVID-19 pandemic.
Depreciation and Amortization. Depreciation and amortization was $69.3 million and $56.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase is primarily due to increased capital investments and integration of a de novo hospital completed in 2019 as well as acquisitions completed in 2020 and 2019. As a percentage of revenues, depreciation and amortization expenses was 5.3% for the 2020 period compared to 4.3% for the 2019 period.
Loss (Gain) on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $7.1 million for the 2020 period, including a $5.1 million gain on the sale of certain assets related to our anesthesia business, offset by a $6.6 million loss on the sale of interests in surgical facilities and the closure of a diagnostic laboratory and $5.6 million primarily related to disposals of other long-lived assets. The net gain on disposals and deconsolidations was $7.0 million for the 2019 period, including a $10.9 million gain on the sale of previously owned real property associated with one of our non-consolidated surgical facility equity method investments, offset by a loss of $3.9 million on disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $15.8 million of transaction and integration costs for the nine months ended September 30, 2020 compared to $11.6 million for the nine months ended September 30, 2019. The increase primarily relates to costs for ongoing development initiatives, divestitures completed in 2020 and the integration of acquisitions we completed in 2020 and 2019.
Grant Funds. We recognized $33.2 million in grant funds for the nine months ended September 30, 2020. The funds were received based on relief available to eligible health care providers under the provisions of the CARES Act, which is described in further detail above in the section titled "Impact of COVID-19” and in Note 1. “Organization and Summary of Accounting Polices - COVID-19 Pandemic” to our condensed consolidated financial statements included elsewhere in this report. There were no grant funds received for the 2019 period.
Litigation settlement. Litigation settlement costs were $1.2 million for the nine months ended September 30, 2020, related to the resolution of the government investigation, as discussed in Note 10. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report. There were no litigation costs for the 2019 period.
Loss on Debt Extinguishment. We incurred a debt extinguishment loss of $11.7 million in connection with issuance of the 2027 Unsecured Notes during the nine months ended September 30, 2019. There was no debt extinguishment loss during the 2020 period. The loss includes the redemption premium paid to redeem the 2021 Unsecured Notes partially offset by the write-off of the unamortized fair value premium as of the redemption date.
Interest Expense, Net. Interest expense, net, increased to $147.8 million for the nine months ended September 30, 2020, compared to $134.1 million for the nine months ended September 30, 2019. The increase primarily relates to the issuance of the 2027 Unsecured Notes effective April 11, 2019, the 2020 Incremental Term Loans, which were fully drawn on April 22, 2020, the issuance of additional 2027 Unsecured Notes in the amount of $115.0 million effective July 30, 2020 as well as interest on the Revolver during the period it was fully drawn. As a percentage of revenues, interest expense, net was 11.3% for the 2020 period compared to 10.2% for the 2019 period.
Income Tax (Benefit) Expense.  The income tax benefit was $14.5 million and expense was $5.1 million for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate was 23.7% for the nine months ended September 30, 2020 compared to 18.5% for the nine months ended September 30, 2019. The higher effective tax rate for the 2020 period was primarily due to (a) discrete tax benefits of approximately $11.9 million attributable to (i) the release of federal and state valuation allowances on the Company’s Internal Revenue Code Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the CARES Act; and (ii) the Settlement Agreement, as discussed in Note 10. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report, which provided that a portion of the final settlement amount was "restitution" for income tax purposes; and (b) a discrete tax expense of approximately $5.0 million attributable to the Company's impairment of goodwill. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $75.0 million for the nine months ended September 30, 2020 compared to $78.1 million for the nine months ended September 30, 2019. As a percentage of revenues, net income attributable to non-controlling interests was 5.7% in the 2020 period and 5.9% for the 2019 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. During the nine months ended September 30, 2020, our cash flow provided by operating activities was $238.0 million compared to $104.1 million in the nine months ended September 30, 2019 primarily attributable to Medicare accelerated payments and other funds received under the CARES Act as well as actions taken to significantly reduce operating expenses and defer non-essential capital expenditures at the height of the crisis.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2020, was $6.8 million, which included $27.8 million related to purchases of property and equipment. We paid $14.2 million in cash for acquisitions (net of cash acquired), which included a surgical facility in a new market and four surgical facilities in existing markets that were merged into existing facilities. Additionally, we received cash proceeds of $48.3 million related to the sale of certain assets related to our anesthesia business and the sale of interests in two surgery centers, one of which was previously accounted for as an equity method investment.
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
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2020 was $112.5 million. During this period, we made distributions to non-controlling interest holders of $82.3 million and payments related to ownership transactions with consolidated affiliates of $27.3 million. Additionally, we made repayments on our long-term debt of $197.3 million, which was offset by borrowings of $428.0 million. In connection with the 2020 Incremental Term Loans, which were fully drawn on April 22, 2020, and the issuance of additional 2027 Unsecured Notes in the amount of $115.0 million effective July 30, 2020, we paid debt issuance costs of $8.3 million.
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
Debt
As of September 30, 2020, the carrying value of our total indebtedness was $2.822 billion, which includes unamortized fair value discount of $3.9 million and unamortized deferred financing costs, issuance discount and premium of $16.8 million.
Term Loan and Revolving Credit Facility
As of September 30, 2020, we had term loan borrowings with a carrying value of $1.543 billion, consisting of outstanding aggregate principal of $1.547 billion and unamortized fair value discount of $3.9 million (the "Term Loan"). The Term Loan matures on August 31, 2024. The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan.
We have a Revolver providing for revolving borrowings of up to $120.0 million. The Revolver will mature on August 31, 2022. As of September 30, 2020, our availability on the Revolver was $112.5 million (including outstanding letters of credit of $7.5 million).
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
On April 16, 2020, we entered into a third amendment to our credit agreement, which amended and supplemented financial covenants applicable to the Revolver under the credit agreement. Pursuant to the third amendment, the Company's requirement to comply with a maximum consolidated total net leverage ratio will be waived for the remainder of 2020. Additionally, for the first three quarters of 2021, the third amendment provides for an alternative calculation for the maximum consolidated total net leverage ratio where the trailing four quarter basis may be negatively impacted by the impacts of the COVID-19 pandemic. The third amendment became effective concurrently with the funding of the incremental term loans on April 22, 2020, discussed above.

Senior Unsecured Notes
We have $545.0 million aggregate principal amount of senior unsecured notes due April 15, 2027 (the "2027 Unsecured Notes"). The 2027 Unsecured Notes bear interest at the rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year. See Note 4. "Long-Term Debt" to our condensed consolidated financial statements included elsewhere in this report for a further discussion of the senior unsecured notes.
On July 30, 2020, we completed the issuance and sale of $115.0 million in aggregate principal amount of senior unsecured notes due 2027 at 100.75% of the principal amount. The notes were issued as part of the same series as the existing 2027 Unsecured Notes originally issued in April 2019, and have the same terms.
We have $370.0 million aggregate principal amount of senior unsecured notes due July 1, 2025 outstanding (the "2025 Unsecured Notes"). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year.
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $138.4 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $242.7 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
Capital Resources
In addition to cash flows from operations, available cash and capacity on our Revolver, other sources of capital include funds we have received under the CARES Act as well as continued access to the capital markets.
As previously noted in Note 1. "Organization and Summary of Accounting Policies" to our condensed consolidated financial statements included elsewhere in this report, as of September 30, 2020, we received relief via the CARES Act, including approximately $53 million in direct grant payments and approximately $120 million of accelerated payments pursuant to the Medicare Accelerated and Advance Payment Program. The direct grant payments are not required to be repaid, subject to certain terms and conditions, while payments received under the Medicare Accelerated and Advance Payment Program are required to be repaid. Additionally, the CARES Act permits the deferral of payment of the social security payroll tax match for the remainder of 2020, with half of the deferred amount due December 2021 and the other half due December 2022. As of September 30, 2020, the Company has deferred approximately $7.3 million, included as a component of accrued payroll and benefits in the condensed consolidated balance sheets as of September 30, 2020. We believe that deferral of the social security payroll tax match, which we began doing in April 2020, along with the funds received under the CARES Act as noted above, have positively impacted our cash flows from operations during 2020.
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
Although we have seen continued improvement in surgical case volumes as states begin to re-open and allow for non-emergent procedures, broad economic factors resulting from the current COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, could negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed.
Based on our current level of operations, we believe cash flow from operations, available cash, available capacity on our Revolver, the incremental term loan borrowings and issuance of new notes discussed above, funds we have received under the CARES Act, funds we may receive in the future and continued access to capital markets, together with the cost cutting steps taken in response to the impact of the COVID-19 pandemic, as discussed in Item 1A. "Risk Factors" elsewhere in this report, will be adequate to meet our short-term (i.e., 12 months) liquidity needs.
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
When we use the term "Adjusted EBITDA," we are referring to income before income taxes, adjusted for net income attributable to non-controlling interests, depreciation and amortization, interest expense, net, equity-based compensation expense, transaction, integration and acquisition costs, net loss on disposals and deconsolidations, impairment charges, litigation settlement and other litigation costs, gain on escrow release, loss on debt extinguishment and tax receivable agreement expense. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources.
The following table reconciles Adjusted EBITDA to (loss) income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Condensed Consolidated Statements of Operations Data:
(Loss) income before income taxes	$(33.0)	$13.3	$(61.1)	$27.6
Plus (minus):
Net income attributable to non-controlling interests	(27.3)	(26.6)	(75.0)	(78.1)
Depreciation and amortization	24.1	18.4	69.3	56.3
Interest expense, net	51.5	45.7	147.8	134.1
Equity-based compensation expense	3.0	2.7	9.9	7.6
Transaction, integration and acquisition costs (1)	7.5	5.3	30.2	16.8
Loss (gain) on disposals and deconsolidations, net	0.7	0.6	7.1	(7.0)
Impairment charges	33.5	—	33.5	—
Litigation settlement and other litigation costs (2)	1.1	2.8	4.9	2.8
Gain on escrow release (3)	—	—	(0.8)	—
Loss on debt extinguishment	—	—	—	11.7
Tax receivable agreement expense	—	—	—	2.4
Adjusted EBITDA	$61.1	$62.2	$165.8	$174.2
Less: Impact of grant funds (4)	5.4	—	(21.9)	—
Adjusted EBITDA excluding grant funds	$66.5	$62.2	$143.9	$174.2
(1)This amount includes transaction and integration costs of $5.4 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively. This amount further includes other acquisition costs and start-up costs related to a de novo surgical hospital of $2.1 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively.
This amount includes transaction and integration costs of $15.8 million and $11.6 million for the nine months ended September 30, 2020 and 2019, respectively. This amount further includes other acquisition costs and start-up costs related to a de novo surgical hospital of $14.4 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)This amount includes other litigation costs of $1.1 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively.
This amount includes litigation settlement costs of $1.2 million for the nine months ended September 30, 2020, with no comparable settlement costs in the same 2019 period. This amount further includes other litigation costs of $3.7 million and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)Included in other income in the condensed consolidated statement of operations for the nine months ended September 30, 2020, with no comparable gain in the same 2019 period.
(4)Represents the impact of grant funds recognized, net of amounts attributable to non-controlling interests.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended September 30, 2020

Cash flows from operating activities	$263.4
Plus (minus):
Non-cash interest income, net	(5.0)
Non-cash lease expense	(40.6)
Deferred income taxes	10.9
Income from equity investments, net of distributions received	1.2
Changes in operating assets and liabilities, net of acquisitions and divestitures	(100.8)
Income tax expense	(10.1)
Net income attributable to non-controlling interests	(116.8)
Interest expense, net	192.6
Transaction, integration and acquisition costs	49.5
Litigation settlement and other litigation costs	6.7
Gain on escrow release	(0.8)
Acquisitions and synergies (1)	71.8
Credit Agreement EBITDA	$322.0
(1)Represents impact of acquisitions as if each acquisition had occurred on October 1, 2019. Further this includes revenue synergies from other business initiatives, de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effect of our interest rate swap agreements at September 30, 2020, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $3.5 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2020 based on our indebtedness at September 30, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 10. "Commitments and Contingencies" for additional information regarding pending legal proceedings, which information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in our 2019 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, except for the following:
The COVID-19 global pandemic continues to significantly affect our operations, business and financial condition, and our liquidity could continue to be negatively impacted further if the United States economy remains unstable for a significant amount of time or it takes an extended period for patient volumes at our facilities to recover to pre-COVID-19 pandemic levels.
The COVID-19 pandemic has significantly affected our facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. On March 18, 2020, we reported that we had withdrawn our previously announced full-year 2020 outlook and on April 15, 2020, we filed a Current Report on Form 8-K providing additional disclosure about the impact of the pandemic on our operations. The COVID-19 crisis is still rapidly evolving and much of its impact remains unknown and difficult to predict; however, it has adversely affected our business operations since March, has materially impacted our financial performance for the second and third quarters of 2020, and potentially could negatively impact our financial performance for the year ending December 31, 2020 or longer.
We are taking or supporting measures to try to slow the spread and minimize the impact of the virus. Beginning mid-March, the COVID-19 pandemic began to negatively affect our net revenue and business operations. Due in part to local, state and federal guidelines as well as recommendations from major medical societies regarding social distancing and self-quarantines in response to the COVID-19 pandemic, we cancelled or postponed a substantial percentage of the elective procedures scheduled at our facilities and reduced operating hours at a significant number of our facilities. As a result, our facilities experienced significantly lower surgical case volume, which was more significant at the beginning of the second quarter and has improved gradually as states re-open and allow for non-emergent procedures. The impact of the COVID-19 pandemic on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. It is difficult to predict the duration of this lower surgical case volume and, while governmental restrictions are continuing to ease in certain areas of the United States, other areas are experiencing a surge in COVID-19 cases and may impose, re-impose or consider the imposition of additional restrictions in response. We cannot predict the timing of the potential recapture of cancelled or postponed procedures, if any.
Even after taking into account actions that we are taking intended to increase financial flexibility, the volume reductions we are experiencing have resulted in materially higher losses and material decreases in Adjusted EBITDA during the nine months ended September 30, 2020, and may potentially continue to do so for subsequent quarters. We cannot predict if or when utilization may return to pre-pandemic levels. Additionally, some of our actions to increase liquidity could result in increased expenses, reduced employee morale, labor unrest and work stoppages or other workforce disruptions.
We are experiencing, and could continue to experience, supply chain disruptions, including shortages and delays, and could experience significant price increases, in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment or PPE. Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact our ability to serve patients at our facilities.
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
Finally, although we have received grants and accelerated payments under the CARES Act, we are reviewing and may seek any additional available benefits in the future under the CARES Act or other existing or any future legislation passed that could benefit us. We cannot predict the manner in which such future benefits will be allocated or administered, and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the programs we seek to access under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term. There can be no assurance that the implementation or interpretation of the provisions of the CARES Act or other legislation will not change in ways that affect our funding or eligibility to participate, or that changes to the terms of such programs will not result in government recoupment of funds that were initially released to us as grants. Additionally, accessing these programs and our response to the COVID-19 pandemic have required our management team to devote extensive resources and is likely to continue to do so in the near future, which may negatively affect our ability to implement our business plan and respond to opportunities.
Furthermore, currently there is limited guidance available regarding the accounting treatment of funds that have been received by us and our facilities under the CARES Act. This lack of guidance requires us to apply professional judgement and make certain estimates and assumptions with respect to the presentation, amount and timing of our recognition of grant funds received under the CARES Act. For example, HHS published updated guidance in September 2020 regarding how we should apply grant funds, which required us to make certain changes to our estimation procedures for the recognition of grant funds during the three months ended September 30, 2020. Subsequently, in October 2020, HHS published another revision to the attestation guidance, which will require us to make additional changes to our estimation procedures for the recognition of grant funds during the fourth quarter of 2020. For additional information regarding the CARES Act and related financial impact, refer to Notes 1 and 12 to our condensed consolidated financial statements included elsewhere in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(dollars in millions, except per share amounts)
July 1, 2020 to July 31, 2020	—	$—	—	$46.0
August 1, 2020 to August 31, 2020	—	$—	—	$46.0
September 1, 2020 to September 30, 2020	2,125	$20.02	—	$46.0
Total	2,125	$20.02	—	$46.0
(1)Shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

4.1
Second Supplemental Indenture, dated July 30, 2020, among Surgery Center Holdings, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2020).

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
Date: November 4, 2020