Form 10-K
period 2020-12-31
Surgery Partners, Inc.
filed 2021-03-10
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2020, was $255.9 million. As of March 3, 2021, there were 59,859,614 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this report.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the "Risk Factors" section of this Annual Report, which include but are not limited to the following:
•the social and economic impact of the COVID-19 outbreak on our business;
•the impact of future legislation and other health care regulatory reform actions, and the effect of that legislation and other regulatory actions on our business;
•our ability to comply with current health care laws and regulations;
•reductions in payments from government health care programs and private insurance payors, such as health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), and other managed care organizations and employers;
•our ability to contract with private insurance payors;
•changes in our payor mix or surgical case mix;
•failure to maintain or develop relationships with physicians on beneficial or favorable terms, or at all;
•the impact of payor controls designed to reduce the number of surgical procedures;
•our efforts to integrate operations of acquired businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities;
•shortages or quality control issues with surgery-related products, equipment and medical supplies;
•competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts;
•our ability to attract and retain qualified health care professionals;
•our ability to enforce non-compete restrictions against our physicians;
•our ability to manage material liabilities whether known or unknown incurred as a result of acquiring surgical facilities;
•economic and competitive conditions;
•the outcome of legal and regulatory proceedings that have been or may be brought against us;
•changes in the regulatory, economic and other conditions of the states where our surgical facilities are located;
•payments we are required to make under the tax receivable agreement; and
•our indebtedness.
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
On August 31, 2017, (i) we completed the sale and issuance of 310,000 shares of our 10.00% Series A Convertible Perpetual Participating Preferred Stock (the "Series A Preferred Stock") to a fund advised by an affiliate of Bain Capital Private Equity LP ("Bain Capital"), at a cash purchase price of $1,000 per share (the "Preferred Private Placement"), and (ii) Bain Capital completed its purchase of 26,455,651 shares (the "Purchased Shares") of our common stock (the "Private Sale"). As a result, Bain Capital became our controlling stockholder, holding Series A Preferred Stock and Common Stock that collectively represented approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017. We refer to the Preferred Private Placement and the Private Sale collectively in this Annual Report as the "Transactions."
As of December 31, 2020, we owned or operated primarily in partnership with physicians, a portfolio of 127 surgical facilities in the United States ("U.S.") comprised of 110 ambulatory surgical centers ("ASCs") and 17 surgical hospitals ("surgical hospitals," and together with ASCs referred to as "surgical facilities" or "facilities") across 30 states, including a majority interest in 84 of the surgical facilities. During 2020, patient services provided in our surgical facilities generated approximately $1.8 billion in revenue.
Our Growth Strategies
Our differentiated operating model employs a multifaceted strategy to grow revenue, earnings and cash flow. We believe the following are key components to this strategy:
•Deliver outstanding patient care and clinical outcomes;
•Continue to execute and expand upon our physician engagement strategy in attractive markets;
•Become the partner of choice for physicians seeking to become or stay independent;
•Drive organic growth at existing facilities through targeted physician recruitment, service line expansion and implementing our efficient operating model;
•Seek partnership opportunities with payors to make health care more affordable for their members;
•Seek partnership opportunities with health systems looking to develop and/or enhance their ambulatory surgery footprint to better meet the needs of the patients and medical staff;
•Continue our disciplined acquisition strategy;
•Offer new services to provide a more comprehensive continuum of care; and
•Enhance operational efficiencies and productivity by delivering on integration.
In addition, we believe favorable industry trends such as an aging population and advancements in medical technology will further drive growth.
Total Addressable Market
Based on management estimates, we believe that the total U.S. surgical facility market represents approximately $90 billion in annual revenue, including approximately $55 billion of hospital outpatient department procedures and $35 billion of ambulatory surgical center procedures, and we believe that ambulatory surgical centers are capturing an increasing share of the total surgical procedure market. We estimate that as a result of this trend, total annual procedure volume is expected to grow over the next few years by approximately 2% in hospital outpatient departments and by approximately 6% in ambulatory surgery centers, while inpatient procedures will decline by approximately 2% during the same period. In addition, we believe that approximately $60 billion of inpatient surgical cases have the potential to move to outpatient surgery centers, which, together with procedures performed at hospital outpatient departments and ambulatory surgical centers, represents what we believe is a total addressable market of approximately $150 billion.
Patient and Physician Satisfaction
We are leveraging our growth strategies to capture market share by providing high quality service. According to a 2019 survey of health and life safety tags, our ASCs averaged 25% fewer deficiencies compared with the total market, with 6.3 deficiencies at our ASCs compared to 8.4 in other ASCs. Similarly, our surgical hospitals averaged 48% fewer deficiencies per survey compared to all other hospitals surveyed, with 17.6 deficiencies for our surgical hospitals compared with 33.7 deficiencies at other hospitals according to a 2019 industry survey. In addition, 71% of our surgical hospitals in 2019 were rated five star in the CMS star rating, with the remaining 29% rated four star. This has resulted in an average patient net promoter score of 94, based on patient satisfaction surveys conducted from December

2019 to May 2020. Our physicians similarly report strong satisfaction levels with Surgery Partners, with an average physician net promoter score of 81 based on a 2015 survey.
Impact of COVID-19 update
The COVID-19 global pandemic has significantly affected our facilities, employees, patients, communities, business operations and financial performance, as well as the U.S. economy and financial markets. Beginning mid-March 2020, the COVID-19 pandemic began to negatively affect our revenue and business operations, due in part to local, state and federal guidelines, as well as recommendations from major medical societies, requiring social distancing and self-quarantines in response to the COVID-19 pandemic. Surgical case volumes across most of our surgical facilities were significantly impacted in the second quarter of 2020. The impact of COVID-19 on our surgical facilities has varied based on the market in which the facility operates, the type of surgical facility and the procedures typically performed. Although we cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, surgical case volumes improved in the second half of 2020 as states began to re-open and allow for non-emergent procedures.
Our operating structure naturally enables some flexibility in the cost structure according to the volume of surgical procedures performed, including much of our cost of revenues. In addition to the natural variability of these costs, we and our partners in the surgical facilities have undertaken additional steps to preserve financial flexibility. Beginning in mid-March, and during the remainder of 2020, we took actions that included significantly reducing cash operating expenses and deferring non-essential expenditures at the height of the crisis. These measures were gradually reduced as surgical case volumes improved. For more information, please refer to Note 1. "Organization and Summary of Accounting Policies - COVID-19 Pandemic" to our audited consolidated financial statements for the year ended December 31, 2020 included elsewhere herein.
Operations
During 2020, we operated in three reporting segments: Surgical Facility Services, Ancillary Services and Optical Services.
•Our Surgical Facility Services segment consisted of the operation of ASCs and surgical hospitals and includes our anesthesia services. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics and pain management, ophthalmology, gastroenterology ("GI") and general surgery.
•Our Ancillary Services segment consisted of a diagnostic laboratory and multi-specialty physician practices, including physician practices owned and operated pursuant to long-term management service agreements. During the third quarter of 2020, we closed our diagnostic laboratory.
•Our Optical Services segment consisted of an optical products group purchasing organization, which was divested on December 31, 2020. Until we divested certain businesses in October 2018, this segment also included an optical laboratory that manufactured eyewear. Our Optical Services segment was not a material component of our total revenue, contributing less than 1% in each of 2020, 2019 and 2018.
Surgical Facility Services Segment
Surgical Facility Operations
As of December 31, 2020, we owned or operated primarily in partnership with physicians, 127 surgical facilities, including 110 ASCs and 17 licensed surgical hospitals. Our Surgical Facility Services segment contributed approximately 96% of our total revenue in 2020, and 95% of our total revenue in both 2019 and 2018.
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
Our surgical hospitals are generally larger than our ASCs and include inpatient hospital rooms and, in certain cases, emergency departments. Our surgical hospitals also provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care.
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
Surgical Facility Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups and health care systems. One of our wholly-owned subsidiaries typically serves as the general partner or managing member of our surgical facilities. We generally seek to own a majority interest in our surgical facilities or otherwise have sufficient control over the facilities in order to consolidate the financial results. In some instances, we will acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or health care systems. We hold majority ownership in 84 of the 127 surgical facilities in which we own an interest. We provide intercompany loans to some of the surgical facilities which often are secured by a pledge of assets of the facility. We also provide day-to-day management services for a majority of our surgical facilities pursuant to a management agreement and receive a management fee that is typically equal to a percentage of the facility revenue.
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
The following table sets forth the percentage of total patient service revenues for our consolidated surgical facilities by type of payor for the periods indicated:

	Year Ended December 31,
	2020	2019	2018

Private Insurance	53.9%	53.8%	54.6%
Government	38.6%	38.9%	37.6%
Self-pay	3.2%	2.6%	2.9%
Other	4.3%	4.7%	4.9%
Total patient service revenues	100.0%	100.0%	100.0%
We receive reimbursement from Medicare for surgical services based on three different payment systems depending on the site of service: hospital inpatient surgical services, hospital outpatient surgical services and outpatient surgical services generally provided in our ASCs.
Medicare Reimbursement - Hospital Inpatient Services
Seventeen of our surgical facilities are licensed as hospitals. Most inpatient services provided by hospitals are reimbursed by Medicare under the inpatient prospective payment system ("IPPS"). Under the IPPS, a hospital receives a fixed amount for inpatient hospital services based on each patient's final assigned Medicare-severity diagnosis related group ("MS-DRG"). Each MS-DRG is assigned a payment rate that is prospectively set by the Centers for Medicare and Medicaid Services ("CMS") using national average resources used per case for treating a patient with a particular diagnosis. This assignment also affects the prospectively determined capital rate paid with each MS-DRG. MS-DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. The index used to adjust the MS-DRG rates, known as the "hospital market basket index," gives consideration to the inflation experienced by hospitals in purchasing goods and services.
On September 2, 2020, CMS published the IPPS final rule for federal fiscal year ("FFY") 2020, which began on October 2, 2020. Under the FFY 2020 final rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting ("IQR") Program and demonstrate meaningful use of certified electronic health record ("EHR") technology will be increased by 2.9%. Those hospitals that do not successfully report quality data under the IQR Program (but are meaningful EHR users) may receive a payment rate increase of only 1.85%. In addition to the IQR Program, hospitals will be subject to payment adjustments under the Value Based Purchasing Program, Readmissions Reduction Program and Hospital Acquired Conditions Reduction Programs that have been implemented by the Department of Health and Human Services ("HHS").
Medicare Reimbursement - Hospital Outpatient Departments
Surgical services that are provided in hospital outpatient departments ("HOPDs") generally are reimbursed by CMS using the Outpatient Prospective Payment System (the "OPPS"). The OPPS, established by the Secretary of HHS, determines payment amounts prospectively (generally the following calendar year) for various categories of medical services performed in HOPDs. On December 2, 2020, CMS published its OPPS final rule for 2021. The final rule provides for a payment rate increase of 2.4%. Hospitals that do not meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program will be subject to a 2.0% payment rate decrease.
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
Medicare Reimbursement - ASCs
    Payments under the Medicare program to ASCs are also made based on the OPPS. However, the payment received from CMS is a percentage of the payment to HOPDs. Reimbursement rates for ASCs are updated annually based on changes in the consumer price index offset by multifactor productivity adjustments. Based on the OPPS Final Rule, ASC reimbursement rates will increase by 2.4% for 2021. CMS has established the Ambulatory Surgical Center for Quality Reporting ("ASCQR") Program as a pay-for-reporting, quality data program. Our ASCs that participate in the ASCQR Program receive the full annual update to the ASC payment rate. Those ASCs that do not successfully report quality data under the ASCQR Program may receive a payment reduction.
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
Ancillary Services Segment
Ancillary Services
Our portfolio of outpatient surgical facilities is complemented by a suite of ancillary services, which support our physicians in providing high quality and cost-efficient patient care. Our ancillary services are comprised of multi-specialty physician practices, urgent care facilities and anesthesia services. The Company, physicians and patients benefit from these services through improved clinical efficiency and scheduling, and from incremental revenue associated with retaining fees for these services. Our Ancillary Services segment contributed approximately 3% of our total revenue in 2020, and 4% of our total revenue in both 2019 and 2018.
•Until it was closed in the third quarter of 2020, we offered physicians toxicology testing services through our wholly-owned diagnostic laboratory based in Tampa, Florida.
•We employ two models in connection with our network of multi-specialty physician practices. For example, in the state of Florida, where the law does not preclude a business corporation from employing physicians, we wholly-own and operate physician practices in several locations throughout Florida. In certain other states, we operate physician practices pursuant to long-term management service agreements with separate professional corporations that are wholly-owned by physicians.
Sources of Revenue - Ancillary Services Segment
The fees charged for services in our Ancillary Services segment depend on a variety of factors, including the type of service provided, the location in which the service is provided and the provider of the service. Service fees are received from both government and private insurance payors. The amounts that we receive in payment for the provision of ancillary services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare, Medicaid and state regulations, cost containment and utilization decisions and reduced reimbursement schedules of private insurance payors.
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
Development Program. We develop surgical facilities in markets that we identify as having substantial interest by physicians and payors. We have experience in developing both single and multi-specialty surgical facilities. When we develop a new surgical facility, we generally provide all of the services necessary to complete the project. We offer in-house capabilities for structuring partnerships and financing facilities and work with architects and construction firms in the design and development of surgical facilities. Before and during the development phase of a new surgical facility, we analyze the competitive environment in the local market, review market data to identify appropriate services to provide, prepare and analyze financial forecasts, evaluate regulatory and licensing issues and assist in designing the surgical facility and identifying appropriate equipment to purchase or lease. After a surgical facility is developed, we typically provide general startup operational support, including information systems, equipment procurement and financing.
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
Human Capital Resources
At December 31, 2020, we had approximately 10,800 employees, including approximately 1,700 part-time employees. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. In some markets, nurse and medical support personnel availability has become a significant operating issue to healthcare providers. To address this challenge, we have implemented several initiatives to improve engagement, retention, recruiting, compensation programs and productivity.
Our surgical facilities are staffed by licensed physicians. Our mission is to enhance patient quality of life through partnership. We generally do not enter into contracts with physicians who use our surgical facilities, other than partnership and operating agreements with physicians who own interests in our surgical facilities, agreements for anesthesiology services and medical director agreements. Most physicians are not employees of our surgical facilities and are not contractually required to use our facilities. Physicians who use our surgical facilities also use other facilities or hospitals and may choose to perform procedures in an office-based setting that might otherwise be performed at our surgical facilities. Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other health care providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities.
Our surgical facilities, like most healthcare providers, have experienced rising labor costs. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could continue to increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.
We believe that our employees are vital contributors to our success, and we devote significant resources to recruit and retain our workforce. We strive to recruit and retain a diverse population of employees at all stages of their careers that are reflective of the communities we serve. We are committed to promoting an inclusive culture through diversity of thoughts and backgrounds, recognizing the value these experiences bring to our colleagues, physicians, patients and the communities in which we reside. Our workforce is comprised of approximately 81% female and 26% people of color. Our policies prohibit discrimination on the basis of race, sex, religion, color, national or ethnic origin, age, disability, sexual orientation, gender identity, gender expression, military service, pregnancy, physical or mental disabilities, genetic information, or any other class protected by applicable law in its administration of policies, programs or employment.
We have established, and continue to enhance and refine, a comprehensive set of practices for engagement, recruiting, managing and optimizing the human resources of our organization. In general, we seek to attract, develop and retain an engaged workforce and improve talent management processes accordingly. We offer a competitive range of compensation and benefit programs. In response to the COVID-19 pandemic, we implemented changes to address the safety and interests of our patients, employees, and medical staff, including the implementation of additional safety measures. Our code of conduct that promotes integrity, accountability and transparency, among other high ethical standards and a focus on employee welfare.
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
Regulatory Development in Response to COVID-19
Numerous recent legislative and regulatory actions have been taken in an attempt to provide businesses, including health care providers, with relief from the negative impacts of the COVID-19 pandemic. The legislative and regulatory responses to the COVID-19 pandemic generally impact many of the statutes, regulations and policies summarized or discussed throughout this Annual Report.
CARES Act and Other Stimulus Legislation
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law to provide stimulus funding for the U.S. economy. The CARES Act is intended to provide over $2 trillion in stimulus benefits for the U.S. economy in order to offset the negative economic impact of the COVID-19 public health emergency. Among other things, the CARES Act includes support for small businesses, expands unemployment benefits, and provides $500 billion for loans, loan guarantees, and other investments for or in U.S. businesses.
The CARES Act contains a number of provisions that are intended to assist health care providers as they combat the effects of the COVID-19 public health emergency. The healthcare-specific provisions include:
•the temporary suspension of Medicare sequestration from May 1, 2020, to March 31, 2021;
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
On December 27, 2020, the COVID-19 Economic Relief Bill (the “Bill”) was enacted, which among other significant matters, revised previous guidance on how grant funds distributed under the CARES Act may be utilized. These changes included greater clarity on the measurement of lost revenues eligible to be claimed against grant funds received through the CARES Act as well as how funds can be allocated among consolidated facilities.
HHS’ interpretation of the underlying terms and conditions of grant funds received through the CARES Act, the Bill and other governmental assistance programs, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in our inability to recognize certain payments, changes in the estimate of amounts recognized, or the derecognition of amounts previously recognized, including the amount estimated and included in our consolidated statement of operations for the year ended December 31, 2020 provided herein. Such changes may be material.
We continue to closely monitor legislative actions and regulatory guidance at the federal, state and local levels with respect to the CARES Act as other governmental assistance might become available to us. For more information, please refer to Note 1. "Organization and Summary of Accounting Policies - COVID-19 Pandemic" to our audited consolidated financial statements for the year ended December 31, 2020 included elsewhere herein.
Waivers or Temporary Suspension of Certain Regulatory Requirements
In addition to the financial and other relief that has been provided by the federal government through the CARES Act and other legislation that has been passed by Congress, CMS and many state governments have also issued a number of waivers and temporary suspensions of health care facility licensure, certification, and reimbursement requirements in order to provide hospitals, ambulatory surgery centers, physicians, and other health care providers with increased flexibility to meet the challenges presented by the COVID-19 public health emergency. For example, CMS has temporarily waived the enforcement of certain requirements of the Medicare conditions of participation and implemented a "hospitals without walls" program that would enable hospitals to treat patients in temporary locations and enable ASCs to temporarily enroll in Medicare as hospitals. CMS has also temporarily waived many provisions of the Stark law, including those provisions of the Stark law that prohibit our hospitals with physician ownership from expanding capacity. Many states have also suspended the enforcement of certain regulatory requirements to ensure that health care providers have sufficient capacity to treat COVID-19 patients. These regulatory changes are temporary, and we anticipate substantially all requirements will be reinstated in all material respects at the conclusion of the public health emergency.

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
Our surgical facilities also are subject to state licensing requirements for medical providers. Our ASCs have licenses to operate as required in the states in which they operate and must meet all applicable requirements for ASCs. In addition, even though our surgical facilities that are licensed as hospitals primarily provide surgical services, they must meet all applicable requirements for general hospital licensure. To assure continued compliance with these regulations, governmental and other authorities periodically inspect our surgical facilities. The failure to comply with these regulations could result in the suspension or revocation of a facility’s license. In addition, based on the specific operations of our surgical facilities, some of these facilities maintain a pharmacy license, a controlled substance registration, a clinical laboratory certification waiver, and environmental protection permits for biohazards and/or radioactive materials, as required by applicable law.
As of December 31, 2020, the majority of our facilities were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care, two of the major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of health care facilities. The effect of accreditation by these organizations is to exempt the facilities from routine surveys by state agencies to determine compliance with CMS requirements. These accredited facilities are subject to periodic surveys by the accrediting organization to ensure that they are in compliance with the applicable standards. Many private insurance health plans require our facilities to be accredited by one or both of these organizations in order to be participating providers. Failure to maintain accreditation would cause a facility to become subject to state survey agency oversight and potentially subject to increased scrutiny by CMS, and could result in a loss of payment from private insurance health plans.
Affordable Care Act Repeal Efforts
Initiatives to repeal or modify the Patient Protection and Affordable Care Act (the "Affordable Care Act") have been persistent over the past several years. As of December 31, 2020, legislative efforts to repeal and replace the Affordable Care Act in full have not been successful. However, as a result of the enactment of the Tax and Jobs Act of 2017, the tax penalty associated with the so-called "individual mandate," which requires most individuals to obtain qualifying health insurance coverage or pay a tax penalty, was reduced to zero starting in 2019. The effective repeal of the individual mandate tax penalty and any other future repeal or replacement of the Affordable Care Act may have significant impact on the reimbursement for health care services generally, and may cause more individuals to become uninsured, rendering them unable to afford our health care services. The Affordable Care Act also remains subject to various lawsuits challenging its enforcement and constitutionality. The U.S. Supreme Court recently agreed to hear a case that seeks to invalidate the Affordable Care Act, but it will not issue an opinion until 2021. Accordingly, there can be no assurance that the adoption of any future federal or state health care reform legislation, or any ruling by a court with respect to the Affordable Care Act, will not have a negative financial impact on the Company.
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
•The ASC must be certified to participate in the Medicare program, and its operating and recovery room space must be dedicated exclusively to the center and not a part of a hospital (although such space may be leased from a hospital if such lease meets the requirements of the safe harbor for space rental).
•Each investor must be either (a) a physician who derived at least one-third of his or her medical practice income for the previous fiscal year or 12-month period from performing procedures on the list of Medicare-covered procedures for ASCs, (b) a hospital, or (c) a person or entity not in a position to make or influence referrals to the center, nor to provide items or services to the center, nor employed by the center or any investor.
•Unless all physician-investors are members of a single specialty, each physician-investor must perform at least one-third of his or her procedures at the ASC each year. This requirement is in addition to the requirement that the physician-investor has derived at least one-third of his or her medical practice income for the past year from performing procedures.
•Physician-investors must have fully informed their referred patients of the physician’s investment.
•The terms on which an investment interest is offered to an investor are not related to the previous or expected volume of referrals, services furnished or the amount of business otherwise generated from that investor to the entity.
•Neither the ASC nor any other investor nor any person acting on their behalf may loan funds to or guarantee a loan for an investor if the investor uses any part of such loan to obtain the investment interest.
•The amount of payment to an investor in return for the investment interest is directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor.
•All physician-investors, any hospital-investor and the center agree to treat patients receiving benefits or assistance under a federal health care program in a non-discriminatory manner.
•All ancillary services performed at the ASC for beneficiaries of federal health care programs must be directly and integrally related to primary procedures performed at the center and may not be billed separately.
•No hospital-investor may include on its cost report or any claim for payment from a federal health care program any costs associated with the ASC.
•The ASC may not use equipment owned by or services provided by a hospital-investor unless such equipment is leased in accordance with a lease that complies with the Anti-Kickback Statute equipment rental safe harbor and such services are provided in accordance with a contract that complies with the Anti-Kickback Statute personal services and management contract safe harbor.
•No hospital-investor may be in a position to make or influence referrals directly or indirectly to any other investor or the center.
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
On November 20, 2020, CMS and the OIG issued final rules that modify the federal physician self-referral law, or Stark Law, regulations and the federal anti-kickback and civil monetary penalty for beneficiary inducement statutes and regulations. The intent of the final rules is to reduce over-burdensome and unnecessary regulatory barriers to value-based compensation models and accelerate the transformation of the health care system into one that better promotes the coordination of care among providers. Among other things, the final rules create new anti-kickback and beneficiary inducement statute safe harbors and Stark Law exceptions for certain value based arrangements and arrangements that involve the donation of cybersecurity technology. In addition, the final rules provide additional guidance on several key compliance requirements, including fair market value and commercial reasonableness, that must be met in order for physicians and health care providers to comply with the Stark Law. We cannot yet predict the impact that the final rules will have on our surgery centers and hospitals.
Eliminating Kickbacks in Recovery Act
    In addition to the Anti-Kickback Statute, the U.S. recently enacted a new law known as the Eliminating Kickbacks in Recovery Act (the "EKRA"). The EKRA is contained within the broader Substance Use Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the "SUPPORT Act"). The EKRA creates a new federal crime for knowingly and willfully: (1) soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or (2) paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Each conviction under the EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both. Unlike the Anti-Kickback Statute, the EKRA is not limited to services reimbursable under a government health care program. While the SUPPORT Act targets substance abuse disorder prevention and recovery, the scope of EKRA is not limited to substance abuse drug testing (only one service line of a multitude provided by labs), and therefore it appears to prohibit payment for any patient referral to any laboratory for any service, unless an exception applies. While the EKRA does contain certain exceptions similar to the Anti-Kickback Statute Safe Harbors, those exceptions are more narrow than the Anti-Kickback Statute Safe Harbors.
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
The Stark Law currently includes the Whole Hospital Exception, which applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. We believe that physician investments in our facilities licensed as hospitals meet this requirement. However, certain changes to the Whole Hospital Exception were made by the Affordable Care Act including:
•a prohibition on hospitals from having any physician ownership unless the hospital already had physician ownership and a Medicare provider agreement in effect as of December 31, 2010;
•a limitation on the percentage of total physician ownership or investment interests in the hospital or entity whose assets include the hospital to the percentage of physician ownership or investment as of March 23, 2010;
•a prohibition from expanding the number of beds, operating rooms, and procedure rooms for which it is licensed after March 23, 2010, unless the hospital obtains an exception from the Secretary of the Department of Health & Human Services (the "Secretary");
•a requirement that return on investment be proportionate to the investment by each investor;
•restrictions on preferential treatment of physician versus non-physician investors;
•a requirement for written disclosures of physician ownership interests to the hospital’s patients and on the hospital’s website and in any advertising, along with annual reports to the government detailing such interests;
•a prohibition on the hospital or other investors from providing financing to physician investors;

•a requirement that any hospital that does not have 24/7 physician coverage inform patients of this fact and receive signed acknowledgments from the patients of the disclosure; and
•a prohibition on "grandfathered" status for any physician owned hospital that converted from an ASC to a hospital on or after March 23, 2010.
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

Item 1A. Risk Factors
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC, before making an investment decision regarding our common stock.
COVID-19 and Other Potential Pandemic Risks
•The COVID-19 global pandemic continues to significantly affect our operations, business and financial condition, and our liquidity could continue to be negatively impacted further if the U.S. economy remains unstable for a significant amount of time or it takes an extended period for patient volumes at our facilities to recover to pre-COVID-19 pandemic levels.
Business and Operational Risks
•We depend on payments from third-party payors, including government health care programs and private insurance organizations. If these payments are reduced or eliminated, our revenue and profitability could be materially and adversely affected.
•If we are unable to negotiate and enter into favorable contracts or maintain satisfactory relationships and renew existing contracts on favorable terms with private insurance payors, our revenue and profitability may decrease.
•Significant changes in our payor mix or surgical case mix resulting from fluctuations in the types of cases performed at our facilities could have a material adverse effect on our business, prospects, results of operations and financial condition.
•Our ability to provide medical services at our facilities would be impaired and our revenue reduced if we are not able to maintain good relationships with affiliated physicians who utilize our surgical facilities.
•Physician treatment methodologies and governmental or private insurance controls designed to reduce the number of surgical procedures may reduce our revenue and profitability.
•Our growth strategy depends in part on our ability to integrate operations of acquired surgical facilities, attract new physician partners, and to acquire and develop additional surgical facilities on favorable terms. If we are unable to achieve any of these goals, our future growth could be limited and our operating results could be adversely affected.
•Shortages of surgery-related products, equipment and medical supplies and quality control issues with such products, equipment and medical supplies could disrupt our operations and adversely affect our case volume, surgical case mix and profitability.
•We face competition from other health care facilities and providers.
•Competition for physicians and clinical personnel, including nurses, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.
•If any of our existing health care facilities lose their accreditation status or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid or other third-party payors.
•Growth of patient receivables or deterioration in the ability to collect on these accounts, due to changes in economic conditions or otherwise, could have a material adverse effect on our business, prospects, results of operations and financial condition.
•If we are unable to integrate and operate our information systems effectively or implement new systems and processes, our operations could be disrupted.
Financial and Accounting Risks
•We have a history of net losses and may not achieve or sustain profitability in the future.
•Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
•To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations may adversely affect our business, financial condition and results of operations.
•Despite our current indebtedness levels, we and our subsidiaries may still be able to incur more debt, which could further exacerbate the risks associated with our leverage.
•We make significant loans to, and are generally liable for debts and other obligations of, the partnerships and limited liability companies that own and operate some of our surgical facilities.

•We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
•We entered into a tax receivable agreement that will require us to make payments to the pre-IPO owners of Surgery Center Holdings, LLC (the "Pre-IPO Owners"), which amounts are expected to be material.
Cybersecurity and Data Risks
•Cybersecurity attacks or intrusions could adversely impact our businesses.
•Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.
Legal and Regulatory Risks
•If we fail to comply with or otherwise incur liabilities under the numerous federal and state laws and regulations relating to the operation of our facilities, we could incur significant penalties or other costs or be required to make significant changes to our operations.
•Our surgical facilities do not satisfy the requirements for any of the safe harbors under the federal Anti-Kickback Statute. If a federal or state agency asserts a different position or enacts new laws in this regard, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenue.
•If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenue.
•Federal law restricts the ability of our surgical hospitals to expand surgical capacity.
•Companies within the health care industry, including us, continue to be the subject of federal and state audits and investigations, including actions for false and other improper claims.
•If we become subject to large malpractice or other legal claims, we could be required to pay significant damages, which may not be covered by insurance.
•Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of program payment or other governmental sanctions.
•Our facilities could face decreased Medicare payments if they fail to report and meet various quality metrics.
•If antitrust enforcement authorities conclude that our market share in any particular market is too concentrated, that our or our health system partners’ commercial payor contract negotiating practices are illegal, or that we otherwise violate antitrust laws, we could be subject to enforcement actions that could have a material adverse effect on our business, prospects, results of operations and financial condition.
Governance Risks
•We are a "controlled company" within the meaning of Nasdaq rules and, therefore, we qualify for, and currently rely on, exemptions from certain corporate governance requirements.
•Our controlling stockholder has significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
•Provisions in the certificate of designation governing our preferred stock and in our charter documents and Delaware law may deter takeover efforts that could be beneficial to stockholder value.
•Our amended and restated certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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

COVID-19 and Other Potential Pandemic Risks
The COVID-19 global pandemic continues to significantly affect our operations, business and financial condition, and our liquidity could continue to be negatively impacted further if the U.S. economy remains unstable for a significant amount of time or it takes an extended period for patient volumes at our facilities to recover to pre-COVID-19 pandemic levels.
The COVID-19 pandemic has significantly affected our facilities, employees, patients, communities, business operations and financial performance, as well as the U.S. economy and financial markets. The COVID-19 crisis is still rapidly evolving and much of its impact remains unknown and difficult to predict; however, it has adversely affected our business operations since March, has materially impacted our financial performance for the remainder of 2020, and potentially could negatively impact our financial performance in 2021.
We continue to take or support measures to try to slow the spread and minimize the impact of the virus on our business. Beginning mid-March, the COVID-19 pandemic began to negatively affect our net revenue and business operations. Due in part to local, state and federal guidelines as well as recommendations from major medical societies regarding social distancing and self-quarantines in response to the COVID-19 pandemic, we cancelled or postponed a substantial percentage of the elective procedures scheduled at our facilities and reduced operating hours at a significant number of our facilities. As a result, our facilities experienced significantly lower surgical case volume, which was more significant at the beginning of the second quarter and has improved gradually as states re-opened and allowed for non-emergent procedures. The impact of the COVID-19 pandemic on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. It is difficult to predict the duration of this lower surgical case volume and, while governmental restrictions are continuing to ease in certain areas of the U.S., other areas are experiencing a surge in COVID-19 cases and may impose, re-impose or consider the imposition of additional restrictions in response. We cannot predict the timing of the potential recapture of cancelled or postponed procedures, if any.
Even after taking into account actions that we are taking intended to increase financial flexibility, the volume reductions we have experienced have resulted in materially lower revenue and material decreases in income from operations during 2020, and may potentially continue to do so for subsequent quarters. We cannot predict if or when utilization may return to pre-pandemic levels. Additionally, some of our actions to increase liquidity could result in increased expenses, reduced employee morale, labor unrest and work stoppages or other workforce disruptions.
We experienced, and in the future could experience, supply chain disruptions, including shortages and delays, and could experience significant price increases, in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment or PPE. Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact our ability to serve patients at our facilities.
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
In addition, our results and financial condition may be further adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. health care system, which, if adopted, could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow.
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
Finally, although we have received grants and accelerated payments under the CARES Act, we are reviewing and may seek any additional available benefits in the future under the CARES Act, the COVID-19 Economic Relief Bill (together, the “Relief Bills”) or other existing or any future legislation passed that could benefit us. We cannot predict the manner in which such future benefits will be allocated or administered, and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the programs we seek to access under the Relief Bills have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term. There can be no assurance that the implementation or interpretation of the provisions of the Relief Bills or other legislation will not change in ways that affect our funding or eligibility to participate, or that changes to the terms of such programs will not result in government recoupment of funds that were initially released to us as grants. Additionally, accessing these programs and our response to the COVID-19 pandemic have required our management team to devote extensive resources and is likely to continue to do so in the near future, which may negatively affect our ability to implement our business plan and respond to opportunities.
Furthermore, currently there is limited guidance available regarding the accounting treatment of funds that have been received by us and our facilities under the CARES Act. This lack of guidance requires us to apply professional judgement and make certain estimates and assumptions with respect to the presentation, amount and timing of our recognition of grant funds received under the CARES Act. For example, HHS published updated guidance in September 2020 regarding how we should apply grant funds, which required us to make certain changes to our estimation procedures for the recognition of grant funds during the three months ended September 30, 2020. Subsequently, in December 2020, the COVID-19 Economic Relief Bill was signed into law, which required us to make further changes to our estimation procedures for the recognition of grant funds again during the three months ended December 31, 2020. We continue to monitor regulatory guidance published by HHS related to the required attestation guidance, which may require us to make additional changes to our estimation procedures for the recognition of grant funds in 2021.
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
Business and Operational Risks
We depend on payments from third-party payors, including government health care programs and private insurance organizations. If these payments are reduced or eliminated, our revenue and profitability could be materially and adversely affected.
We depend upon private and governmental third-party sources of payment for the services provided by physicians in our physician network and to patients in our surgical facilities, including surgical hospitals. We derived approximately 39% in both 2020 and 2019 and 38% in 2018, of our revenue from government payors, including Medicare and Medicaid programs. The amounts that we receive from the Medicare and Medicaid programs for our services are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; refinements to the Medicare Ambulatory Surgery Center payment system and refinements made by CMS to Medicare’s reimbursement policies; requirements for utilization review; and federal and state funding restrictions; any of which could materially adversely affect payments we receive from these government programs, as well as affect the timing of payments to our facilities.
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
Payments from private insurance payors, including state workers’ compensation programs and managed care organizations, represented approximately 54% in both 2020 and 2019 and 55% in 2018, of our patient service revenue. Most of these payments came from private insurance payors with which our facilities have contracts. Managed care companies such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private insurance payors. If we fail to enter into favorable contracts or maintain satisfactory relationships with private insurance organizations, our revenue may decrease. Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of health care services, including insurance companies and employers, to revise payment methods and monitor health care expenditures in an effort to contain health care costs. For instance, private insurance payors may lower reimbursement rates in response to increased obligations on payors imposed by the Affordable Care Act or future reductions in Medicare reimbursement rates. Further, private insurance payors may narrow their provider networks in response to the need to negotiate lower reimbursement rates with providers. If we are unable to maintain strong relationships with these payors, we may not be able to participate in these narrow provider networks.

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
Additionally, payments from workers’ compensation payors represented approximately 6% of our patient service revenue in both 2020 and 2019, and approximately 5% of our patient service revenues in 2018. A majority of states have implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If states reduce the amounts paid to providers under the workers’ compensation fee schedules, it could have an adverse impact on our operating results.
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
Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other health care providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities and in contracting with private insurance payors in each of our markets. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all health care providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the year-ended December 31, 2020, our salary and benefit expenses represented approximately 30% of our revenue. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.
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
Our revenue is particularly sensitive to regulatory, economic and other conditions in the states of Georgia and Texas. As of December 31, 2020, we owned and operated nine consolidated surgical facilities in Texas and six consolidated surgical facilities in Georgia. The Texas facilities represented approximately 14% of our revenue in fiscal 2020 and the Georgia facilities represented approximately 11% of our revenue in fiscal 2020.
In addition, we own and operate three consolidated surgical facilities in Idaho, representing approximately 25% of our revenue during fiscal 2020. These surgical facilities also provide ancillary services, including physician practices, radiation oncology and anesthesia services. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, including Idaho, our case volumes could decline in such states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
Additional factors that could complicate our billing include:
•disputes between payors as to which party is responsible for payment;
•failure of information systems and processes to submit and collect claims in a timely manner;
•variation in coverage for similar services among various payors;
•the difficulty of adherence to specific compliance requirements, diagnosis coding and other procedures mandated by various payors; and
•failure to obtain proper physician credentialing and documentation in order to bill various payors.
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
Financial and Accounting Risks
We have a history of net losses and may not achieve or sustain profitability in the future.
We had net losses attributable to Surgery Partners, Inc. of $116.1 million, $74.8 million and $205.7 million, in 2020, 2019 and 2018, respectively. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. Growth of our revenue may slow or revenue may decline and expenses may increase for a number of possible reasons, including reduced demand for our services, regulatory shifts and other risks and uncertainties. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report. All of these factors could contribute to future net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
As of December 31, 2020, we and our subsidiaries had approximately $2.9 billion aggregate principal amount of indebtedness outstanding, which includes approximately $1.5 billion principal amount of senior secured term loans (the "Term Loan") outstanding, $370.0 million senior unsecured notes due 2025 (the "2025 Unsecured Notes") and $545.0 million senior unsecured notes due 2027 (the "2027 Unsecured Notes"). As of December 31, 2020, we had no outstanding borrowings under our $120.0 million senior secured revolving credit facility (the "Revolver" and, together with the Term Loan, the "Senior Secured Credit Facilities" and, together with the 2025 Unsecured Notes and the 2027 Unsecured Notes, the "Senior Indebtedness"). After giving effect to the $7.5 million principal amount of outstanding letters of credit issued under our Revolver, we had $112.5 million of unused commitments available to be borrowed under the Revolver. In addition to the Senior Indebtedness, our aggregate principal amount of indebtedness outstanding includes approximately $418.7 million of notes payable and finance lease obligations primarily related to property and equipment for operations. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. In addition, subject to applicable restrictions under our Senior Indebtedness, we may incur significant additional indebtedness, which may be secured, from time to time, which could have important consequences, including:
•making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•requiring us to dedicate a substantial portion of our cash flow to making payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limiting our flexibility in reacting to competitive and other changes in our industry and economic conditions generally; and
•limiting our ability to raise additional capital for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.
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
The Senior Indebtedness imposes significant operating and financial restrictions and limit the ability of us and our restricted subsidiaries to, among other things:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;
•prepay, redeem or repurchase certain debt;
•make loans and investments;
•sell or otherwise dispose of assets;

•sell stock of our subsidiaries;
•incur liens;
•enter into transactions with affiliates;
•enter into agreements restricting certain of our subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
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
In addition, as of December 31, 2020 we had approximately $112.5 million available for additional borrowings under the Revolver (after giving effect to the $7.5 million aggregate principal amount of outstanding letters of credit issued under our Revolver at such time). If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
We own and operate our surgical facilities through limited partnerships and limited liability companies. Local physicians, physician groups and health care systems also own an interest many of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. For some of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide. At December 31, 2020, our intercompany loans totaled $38.6 million. Through these loans we may have a security interest in the partnership’s or limited liability company’s assets, depending upon the terms thereof in each instance. However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans, or such loans are challenged under certain health care laws. Additionally, at December 31, 2020, our global intercompany note, which we use to transfer debt balances between our subsidiaries, had a zero balance.
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
The Senior Secured Credit Facilities bear interest at a rate per annum equal to (x) the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 3.00% to 3.25% per annum, depending on the Company’s first lien net leverage ratio or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (solely with respect to the Term Loan, the alternate base rate shall not be less than 2.00% per annum)) plus a margin ranging from 2.00% to 2.25% per annum. In addition, the Company is required to pay a commitment fee of 0.50% per annum in respect of unused commitments under the Revolver. The 2020 incremental term loans bear interest at a rate per annum equal to (x) LIBOR plus a margin of 8.00% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate, (iii) one-month LIBOR plus 1.00% per annum and (iv) 2.00% per annum) plus a margin of 7.00% per annum.
Discontinuation, reform or replacement of LIBOR may adversely affect our business.
The credit agreement governing the Senior Secured Credit Facilities permits interest on borrowings to be calculated based on LIBOR. LIBOR and certain other interest "benchmarks" may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by June 2023. If the phase out occurs as planned, the interest rate applicable to our variable rate debt may be calculated based on an alternative, comparable or successor rate which may have a material adverse impact on the cost of the variable rate portion of our indebtedness. The timing and result of the phase out of LIBOR are unclear, and efforts of industry groups to develop a suitable successor are not guaranteed to result in a viable or widely adopted replacement for LIBOR. If LIBOR becomes unavailable before a suitable replacement is widely adopted, it could have a material adverse impact on the availability of variable rate financing.
As of December 31, 2020, we also had interest rate swap agreements based on LIBOR. If LIBOR becomes unavailable, it is unclear how payments under those agreements would be calculated. Relevant industry groups are seeking to create a standard protocol addressing the expected discontinuation of LIBOR, but there can be no assurance that such a protocol will be developed or implemented with respect to our swap agreements.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2020, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $615.7 million and state NOL carryforwards of approximately $678.9 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition, as a result of the Symbion acquisition, approximately $179 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the Novamed acquisition, approximately $17 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of our acquisition of NSH Holdco, Inc. ("NSH") on August 31, 2017, approximately $20.5 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. Further, the sale of H.I.G. Surgery Centers, LLC's ("H.I.G.") shares to Bain Capital in connection with the Transactions resulted in an ownership change as defined in Section 382. As a result, we will not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. These limitations, when combined with amounts allowable due to net unrecognized built in gains, are not expected to impact the realization of the deferred tax assets associated with these NOLs. $516.2 million of our federal NOL carryforwards will begin to expire in 2026 and will completely expire in 2037. The remaining federal NOL carryforwards, which were generated subsequent to 2017, do not expire. Our state NOL carryforwards will begin to expire in 2021 and will completely expire in 2040. Future ownership changes may subject our NOL carryforwards to further annual limitations, which could restrict our ability to use them to offset our taxable income in periods following the ownership changes.

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
Pursuant the TRA, we agreed to make annual payments to H.I.G. in its capacity as the stockholders representative on behalf of the other pre-Reorganization stockholders pursuant to a fixed payment schedule. The final payment is scheduled to be made in 2024. The amounts payable under the TRA are calculated to equal the product of (i) an annual base amount and (ii) the sum of (x) the maximum corporate federal income tax rate for the applicable year and (y) three percent. The amounts payable under the TRA are related to our projected realized tax savings over the next five years and are not dependent on our actual tax savings over the next five years. The calculations of amounts payable pursuant to the TRA is thus dependent on the maximum corporate federal income tax rate. To the extent that we are unable to make payments under the TRA, such payments will be deferred and will accrue interest at a rate of LIBOR plus 500 basis points until paid. If the terms of credit agreements and other debt documents cause us to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid. We estimate that the total remaining amounts payable under the TRA as of December 31, 2020 may be as high as $43.2 million, but the ultimate amounts payable are likely to vary if there are further changes in law as to the income tax rates applicable to domestic corporations.
Our stock price could be volatile, and, as a result, our stockholders may not be able to resell their shares at or above the price paid for them.
Since our initial public offering, the price of our common stock as reported on The Nasdaq Global Select Market has ranged from a low of $4.00 on March 18, 2020 to a high of $42.87 on February 2, 2021. The price of our common stock could be subject to fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:
•variations in our operating performance and the performance of our competitors;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments affecting us or our industry;
•our limited public float;
•speculation in the press or investment community;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest;
•natural disasters and other calamities; and
•changes in general market and economic conditions.
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
Cybersecurity and Data Risks
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

Legal and Regulatory Risks
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
The health care industry is heavily regulated and we are subject to many laws and regulations at the federal, state and local government levels in the markets in which we operate. These laws and regulations require that our facilities meet various licensing, accreditation, certification and other requirements, including, but not limited to, those relating to:
•ownership and control of our facilities;
•operating policies and procedures;
•qualification, training and supervision of medical and support persons;
•pricing of, billing for and coding of services and properly handling overpayments, debt collection practices and the submission of false statements or claims;
•the necessity, appropriateness and adequacy of medical care, equipment, personnel, operating policies and procedures; maintenance and preservation of medical records;
•financial arrangements between referral sources and our facilities;
•the protection of privacy, including patient and credit card information;
•screening, stabilization and transfer of individuals who have emergency medical conditions and provision of emergency services;
•antitrust;
•building codes;
•workplace health and safety;
•licensure, certification and accreditation;
•fee-splitting and the corporate practice of medicine;
•handling of medication;
•confidentiality, data breach, identity theft and maintenance and protection of health-related and other personal information and medical records; and
•environmental protection, health and safety.
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
A number of initiatives have been proposed during the past several years to reform various aspects of the health care system in the U.S. In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. In addition, some of the governmental and regulatory bodies that regulate us are considering or may in the future consider enhanced or new regulatory requirements. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could detrimentally affect the way we conduct our business and manage our capital, either of which, in turn, could have a material adverse effect on our business, prospects, results of operations and financial condition.
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

Substantial uncertainty remains regarding the net effect of the Affordable Care Act on our business because the long-term impact of a number of factors, including the following, remains unclear:
•the responses of individuals, businesses and other market participants to the evolving choices and obligations under the Affordable Care Act;
•the states’ decisions whether to implement the Medicaid expansion provisions of the Affordable Care Act, and under what terms;
•the effect of value-based purchasing and other quality programs established under the Affordable Care Act;
•the scope and nature of changes to Medicare reimbursement methods and programs, including accountable care organizations, bundled payment programs and other coordinated care models;
•the financial sustainability of the Health Insurance Marketplace, which may be impacted by whether a sufficient number of payors participate;
•our ability to participate in health insurance plans offered through the Health Insurance Marketplaces and the terms of our participation;
•the net effect of reductions in federal health care program spending under the Affordable Care Act; and
•the resolution of new and ongoing legislative and legal challenges to the Affordable Care Act.
As a result of the enactment of the Tax and Jobs Act of 2017, the tax penalty for failure to comply with the "individual mandate" was reduced to zero as of calendar year 2019, effectively repealing the mandate itself. The reduction to zero of the individual mandate tax penalty and any other future repeal or replacement of the Affordable Care Act or any component thereof may have significant impact on the reimbursement for health care services generally, and may cause more individuals to become uninsured, rendering them unable to afford health care services offered by the Company. In addition to proposed legislative changes to the Affordable Care Act, there remains ongoing litigation seeking to repeal the Affordable Care Act in whole or in part. The U.S. Supreme Court recently agreed to hear a case that seeks to invalidate the Affordable Care Act, but it will not issue an opinion until 2021.
Initiatives to repeal the Affordable Care Act, in whole or in part, and to offer amendments or supplements to modify its provisions have been persistent and increased as a result of the 2016 election; however, the results of the 2020 election substantially reduce the likelihood of any successful attempt to repeal the law within the next two years.
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
Regulatory changes that could create purchase or renegotiation obligations include changes that:
•make illegal the referral of Medicare or other patients to our surgical facilities and hospitals by physician investors;

•create a substantial likelihood that cash distributions to physician investors from the partnerships or LLCs through which we operate our surgical facilities and hospitals would be illegal;
•make illegal the ownership by the physician investors of interests in the partnerships or LLCs through which we own and operate our surgical facilities and hospitals; or
•require us to reduce the aggregate percentage of physician investor ownership in our hospitals.
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
Certain of our ASCs have entered into arrangements for professional services, including arrangements for anesthesia services. The OIG scrutinizes certain arrangements it deems to be “suspect Contractual Joint Ventures,” including arrangements between anesthesiologists and physician owners of ASCs. We believe our arrangements for anesthesia services are distinguishable from those described in Advisory Opinion 12-06 (May 25, 2012) and are in compliance with the requirements of the federal Anti-Kickback Statute. However, we cannot assure you that regulatory authorities would agree with that position.

The Eliminating Kickbacks in Recovery Act may affect our financial relationships with referral sources utilizing our clinical laboratories
In addition to the Anti-Kickback Statute, the U.S. recently enacted a new law known as the Eliminating Kickbacks in Recovery Act, or the EKRA, discussed in greater detail above. While the EKRA does contain certain exceptions similar to the Anti-Kickback Statute Safe Harbors, those exceptions are more narrow than the Anti-Kickback Statute Safe Harbors. As a result, the operations at our clinical laboratories may be impacted by the EKRA.
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
Moreover, another trend impacting health care providers is the increased use of the FCA, particularly by individuals who bring actions under that law. Under the "qui tam," or whistleblower, provisions of the FCA, private parties may bring actions on behalf of the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $11,665 and $23,351 for each false claim submitted to the government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits under the FCA have increased significantly in recent years; thus, the risk that we will have to defend a false claims action, pay significant fines or be excluded from the Medicare and Medicaid programs has increased.
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
In addition, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $11,665 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. Although this prohibition applies only to federal health care program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. To the extent our patient assistance programs or other discount policies are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs, or be subject to other significant penalties.
To enforce compliance with the federal laws, the DOJ has increased its scrutiny of interactions between health care companies and health care providers, which has led to a number of investigations, prosecutions, convictions and settlements in the health care industry. Dealing with investigations can be time and resource consuming and can divert management’s attention from the business. In addition, settlements with the DOJ or other law enforcement agencies have forced health care providers to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.
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
On October 23, 2017, the Company received a series of civil investigative demands ("CIDs") from the federal government under the FCA for documents and information dating back to January 1, 2010 relating to the medical necessity of certain drug tests conducted by the

Company’s physicians and submitted to laboratories owned and operated by the Company. In addition, the Company was informed by CMS that payments to its diagnostic laboratory, Logan Laboratories, were suspended for a period of time, pending further investigations by CMS. CMS lifted the suspension as of December 18, 2019. On January 23, 2020, the U.S. District Court for the Middle District of Florida unsealed the Complaint in the case of Cho et al. ex rel. United States v. Surgery Partners et al., which we understand to be related to the investigation that gave rise to the CIDs. On April 14, 2020, the Company entered into a settlement agreement (the "Settlement Agreement") with the United States of America, acting through the DOJ. Under the terms of the Settlement Agreement, the Company still owes payment of $30.7 million plus accrued interest as of April 1, 2021. For additional information, please refer to Note 14. "Commitments and Contingencies" to our audited financial statements included elsewhere in the report.
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
In addition, market rates for insurance premiums and deductibles have been steadily increasing. Our earnings and cash flows could be materially and adversely affected by any of the following:
•the collapse or insolvency of our insurance carriers;
•further increases in premiums and deductibles;
•increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; or
•an inability to obtain one or more types of insurance on acceptable terms, if at all.
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
Governance Risks
We are a "controlled company" within the meaning of Nasdaq rules and, therefore, we qualify for, and currently rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of December 31, 2020, Bain Capital controlled a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than a majority of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements including:
1.the requirement that a majority of the board of directors consist of independent directors;
2.the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
3.the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
As of December 31, 2020, we have availed ourselves of certain of these exemptions. For example, we did not have a majority of independent directors for the entire period covered by this report (and may, in the future, have less than a majority of independent directors) and we do not have a nominating and corporate governance committee. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
There can be no assurance as to the period of time during which we will remain a "controlled company".

Our controlling stockholder has significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
As of the date of this filing we were controlled by Bain Capital, which beneficially owned approximately 60% of our outstanding common stock. For as long as Bain Capital continues to control a majority of the voting power of our common stock, it will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, Bain Capital will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to it. Even if Bain Capital ceases to beneficially own a majority of the voting power of our common stock, it will continue to be able to strongly influence or effectively control our decisions.
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
Our amended and restated certificate of incorporation (the "Certificate of Incorporation") provides that, subject to certain exceptions and to the fullest extent permitted by applicable law, the Court of Chancery of the State of Delaware (the "Court of Chancery") will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware, our Certificate of Incorporation or our amended and restated bylaws or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine (each, a "Covered Proceeding"). In addition, the Certificate of Incorporation states that this exclusive forum provision does not apply to actions in which the Court of Chancery concludes that an indispensable party is not subject to the jurisdiction of the Delaware courts and can be subject to the jurisdiction of another court within the U.S. Our Certificate of Incorporation also provides that if any action, the subject matter of which is a Covered Proceeding, is filed in a court other than the specified Delaware courts without the approval of our board of directors (each, a "Foreign Action"), the claiming party will be deemed to have consented to (i) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (ii) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the Foreign Action as agent for such claiming party. It is our current view that in some circumstances, such as in respect of actions arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Court of Chancery may decline to exercise jurisdiction over such actions. Under such circumstances, our Certificate of Incorporation holds that such actions may properly be filed in a court other than the Court of Chancery. Any person or entity purchasing or otherwise acquiring any interest in shares of our stock shall be deemed to have notice of and to have consented to these provisions in our Certificate of Incorporation. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Brentwood, Tennessee, where we currently lease approximately 85,000 square feet of office space pursuant to an agreement with an initial term expiring December 31, 2027. Our surgical facilities typically are located on real estate leased by the partnership or limited liability company that operates the facility. Most of our ASC facilities range in size from 8,000 to 12,000 square feet, and are specifically tailored to meet the needs of physician-partners and their specialties. Of our 127 surgical facilities, 123 utilize leased real property. These leases generally have initial terms of ten years, but range from 2 to 15 years. Most of the leases contain options to extend the lease period for up to ten additional years. We generally guarantee the lease obligations of the partnerships and limited liability companies that own our surgical facilities. We expect to be able to renew or replace a substantial majority of these leases on substantially similar terms as they come due. We believe these spaces are sufficient and adequate for our needs at this time.
Item 3. Legal Proceedings
Stockholder Litigation. On December 4, 2017, a purported Company stockholder filed an action in the Delaware Court of Chancery (the "Delaware Action"). That action is captioned Klein v. H.I.G. Capital, L.L.C., et al., C.A. No. 2017-0862. The plaintiff in the Delaware Action asserted claims against (i) certain current and former members of the Company’s Board of Directors (together, the "Directors"); (ii) H.I.G. Capital, LLC and certain of its affiliates (collectively, the "H.I.G. Parties"); and (iii) Bain Capital Private Equity, L.P. and certain of its affiliates (collectively, "Bain Capital" and, together with the Directors and the H.I.G. Parties, the "Defendants"). The plaintiff asserted derivative claims on behalf of the Company, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of Company stockholders. The plaintiff in the Delaware Action asserted that the Defendants breached their fiduciary duties in connection with the transactions in which (i) the Company acquired National Surgical Healthcare; (ii) Bain Capital acquired preferred equity in the Company; and (iii) Bain Capital acquired H.I.G.'s equity stake in the Company, and that, in the alternative, Bain Capital aided and abetted those purported breaches. The plaintiff also asserted an unjust enrichment claim against Bain Capital.
On January 2, 2018, the Defendants moved to dismiss the plaintiff’s complaint. On December 19, 2018, the Court of Chancery issued a decision on that motion. Following that decision, all of the Directors have been dismissed from the Delaware Action. The Court did not dismiss the plaintiff’s breach of fiduciary duty claim against the H.I.G. Parties or the aiding and abetting claim asserted against Bain Capital. However, the Court dismissed the plaintiff’s breach of fiduciary duty and unjust enrichment claims against Bain Capital. In addition, the Court dismissed all of the plaintiff’s claims that were asserted on behalf of a putative class of Company stockholders. Accordingly, all of the plaintiff’s remaining claims in the Delaware Action are asserted derivatively on the Company’s behalf. The plaintiff has continued to pursue those derivative claims, and the parties to the Delaware Action are engaged in discovery.
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
See Note 14. "Commitments and Contingencies" for additional information.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades under the symbol "SGRY" on the Nasdaq Global Select Market.
Stockholders
As of March 3, 2021, there were 132 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Dow Jones U.S. Health Care Providers Index. The graph begins on December 31, 2015, and the comparison assumes $100 was invested in our common stock and in each of the indices on such date and assumes the reinvestment of dividends, if any.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Surgery Partners, Inc.	$100.00	$77.35	$59.05	$47.78	$76.40	$141.58
Nasdaq Composite Index	$100.00	$107.50	$137.86	$132.51	$179.19	$257.38
Dow Jones U.S. Health Care Providers Index	$100.00	$107.04	$141.13	$152.58	$180.13	$201.63
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
The following table presents information related to our repurchases of common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(dollars in millions, except per share amounts)
October 1, 2020 to October 31, 2020	—	$—	—	$46.0
November 1, 2020 to November 30, 2020	—	$—	—	$46.0
December 1, 2020 to December 31, 2020	17,534	$28.98	—	$46.0
Total	17,534	$28.98	—	$46.0
(1)Shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.

Item 6. Selected Financial Data
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding certain of the risks and uncertainties that affect our business and the industry in which we operate, please see Item 1A. "Risk Factors" and Item 9A. "Controls and Procedures" found elsewhere in this report. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries. Unless the context implies otherwise, the term "affiliates" means direct and indirect subsidiaries of Surgery Partners, Inc., and partnerships and joint ventures in which such subsidiaries are partners. The terms "facilities" or "hospitals" refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term "employees" refers to employees of affiliates of Surgery Partners, Inc.
Executive Overview
As of December 31, 2020, we owned or operated, primarily in partnership with physicians, a portfolio of 127 surgical facilities comprised of 110 ASCs and 17 surgical hospitals across 30 states. We owned a majority interest in 84 of the surgical facilities and consolidated 107 of these facilities for financial reporting purposes.
Total revenues for 2020 increased 1.6% to $1.9 billion from $1.8 billion in 2019. Same-facility revenues for 2020 decreased 1.1% from 2019, with a 14.1% increase in revenue per case and a 13.3% decrease in same-facility cases. The decrease in same-facility cases is attributable to the impacts of the COVID-19 pandemic that the Company began experiencing in mid-March, and extending into the fourth quarter. Same-facility revenue per case growth was driven by a favorable surgical case mix as we experienced a faster recovery of higher acuity cases as states began to re-open and allow for non-emergent procedures. For 2020, the net loss attributable to common stockholders was $155.6 million compared to $110.5 million for 2019. Additionally, for 2020, Adjusted EBITDA decreased 0.8% to $256.6 million compared to $258.6 million for 2019. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During the year ended December 31, 2020, we acquired a controlling interest in three surgical facilities, including a surgical hospital, a controlling interest in five surgical facilities in existing markets, that were merged into existing facilities and a physician practice for total aggregate consideration of $120.1 million, including cash consideration of $104.6 million, net of cash acquired, non-cash consideration of $8.7 million and contingent consideration of $0.7 million. The non-cash consideration consisted of non-controlling interests in the Company's existing surgical facilities. The cash consideration was funded through cash from operations, proceeds from our recent divestitures and other available resources.
During 2020, we sold our interests in three surgery centers, one of which was previously accounted for as an equity method investment, sold certain assets related to our anesthesia business, certain imaging assets and our optical products purchasing organization for combined net cash proceeds of $59.0 million. Additionally, we closed our diagnostic laboratory in 2020.
We had cash and cash equivalents of $317.9 million and $112.5 million of borrowing capacity under our revolving credit facility at December 31, 2020. Operating cash flows were $246.9 million in 2020, an increase of $117.4 million compared to the prior year, primarily attributable to Medicare accelerated payments and other funds received under the CARES Act as well as actions taken to significantly reduce operating expenses and defer non-essential capital expenditures at the height of the crisis. Net operating cash inflows, including operating cash flows less distributions to non-controlling interests, were $137.3 million for 2020.
Impact of COVID-19
The COVID-19 global pandemic has significantly affected our facilities, employees, patients, communities, business operations and financial performance, as well as the U.S. economy and financial markets. The COVID-19 pandemic materially impacted our financial performance for the year ending December 31, 2020. The length and severity of the pandemic continues to be difficult to predict and is dependent on factors beyond our control.
We continue to take or support measures to try to slow the spread and minimize the impact of the virus. Beginning mid-March, the COVID-19 pandemic began to negatively affect our net revenue and business operations. Due in part to local, state and federal guidelines as well as recommendations from major medical societies regarding social distancing and self-quarantines in response to the COVID-19 pandemic, we cancelled or postponed a substantial percentage of the elective procedures scheduled at our facilities and reduced operating hours at a significant number of our facilities. As a result, surgical case volumes across most of our surgical facilities were significantly impacted in the second quarter of 2020. The impact of the COVID-19 pandemic on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures typically performed. Although we cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, surgical case volumes improved in the second half of 2020 as states began to re-open and allow for non-emergent procedures.

Our operating structure naturally enables some flexibility in the cost structure according to the volume of surgical procedures performed, including much of its cost of revenues. In addition to the natural variability of these costs, the Company and its partners in the surgical facilities have undertaken additional steps to preserve financial flexibility. Beginning in mid-March, and into the second and third quarters, we took actions that included significantly reducing cash operating expenses and deferring non-essential expenditures at the height of the crisis. These measures were gradually reduced as surgical case volumes improved. On April 22, 2020, we entered into a second incremental term loan amendment providing for an incremental borrowing of $120.0 million, and on July 30, 2020, we issued an additional $115.0 million aggregate principal amount of 10.000% senior unsecured notes due 2027. See Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this report for a further discussion of the second incremental term loan amendment and the senior unsecured notes. Additionally, as a result of the CARES Act and other governmental assistance programs, during the year ended December 31, 2020, the Company received approximately $59 million in direct grant funding and approximately $120 million in accelerated Medicare payments, each of which is described in more detail in Note 1. “Organization and Summary of Accounting Polices - COVID-19 Pandemic” to our consolidated financial statements included elsewhere in this report.
Even after taking into account our actions intended to increase financial flexibility (including actions that management estimates have lowered cash operating expenses), the volume reductions resulted in materially higher losses and material decreases in Adjusted EBITDA during 2020, and may potentially continue to do so for subsequent quarters. We cannot predict if or when utilization may return to pre-pandemic levels.
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
The following table summarizes revenues by service type as a percentage of total revenues:

	Year Ended December 31,
	2020	2019	2018
Patient service revenues:
Surgical facilities revenues	95.3%	94.1%	93.6%
Ancillary services revenues	3.4%	4.3%	4.5%
	98.7%	98.4%	98.1%
Other service revenues:
Optical services revenues	0.2%	0.2%	0.5%
Other	1.1%	1.4%	1.4%
	1.3%	1.6%	1.9%
Total revenues	100.0%	100.0%	100.0%

Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Year Ended December 31,
	2020	2019	2018

Private insurance payors	53.9%	53.8%	54.6%
Government payors	38.6%	38.9%	37.6%
Self-pay payors	3.2%	2.6%	2.9%
Other payors (1)	4.3%	4.7%	4.9%
Total	100.0%	100.0%	100.0%
(1)Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes:

	Year Ended December 31,
	2020	2019	2018

Orthopedics and pain management	39.3%	38.3%	37.8%
Ophthalmology	25.3%	24.8%	25.3%
Gastrointestinal	19.4%	20.9%	21.4%
General surgery	3.1%	3.2%	3.0%
Other	12.9%	12.8%	12.5%
Total	100.0%	100.0%	100.0%

Segment Information
Our business is comprised of three segments: (1) Surgical Facility Services, (2) Ancillary Services and (3) Optical Services. On December 31, 2020, we sold the remaining assets of the Optical Services segment. For more information about the components of each segment, please see Part I, Item 1. Business--Operations included elsewhere in this Annual Report. "All other" primarily consists of the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Year Ended December 31,
	2020	2019	2018
Revenues:
Surgical Facility Services	$1,793.4	$1,748.2	$1,682.4
Ancillary Services	63.6	79.4	79.6
Optical Services	3.1	3.8	9.5
Total revenues	$1,860.1	$1,831.4	$1,771.5

Adjusted EBITDA:
Surgical Facility Services	$339.3	$328.9	$309.5
Ancillary Services	(3.4)	2.6	3.0
Optical Services	1.4	1.4	2.5
All other	(80.7)	(74.3)	(80.2)
Total Adjusted EBITDA (1)	$256.6	$258.6	$234.8

Supplemental Information:
Cash purchases of property and equipment, net:
Surgical Facility Services	$38.7	$65.9	$34.2
Ancillary Services	0.4	1.1	0.4
All other	3.8	6.6	5.2
Total cash purchases of property and equipment, net	$42.9	$73.6	$39.8
(1)For a reconciliation of Adjusted EBITDA to income before income taxes as reflected in the audited consolidated statements of operations see "Certain Non-GAAP Measures" below.

	December 31,
	2020	2019
Assets:
Surgical Facility Services	$4,962.4	$4,580.4
Ancillary Services	35.0	69.6
Optical Services	—	17.7
All other	415.8	351.2
Total assets	$5,413.2	$5,018.9
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
Prior to its sale on December 31, 2020, our optical products purchasing organization negotiated volume buying discounts with optical product manufacturers. The buying discounts and any handling charges billed to the members of the purchasing organization represented the revenues recognized for financial reporting purposes. Revenue is recognized as orders are shipped to members.
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
Accounts Receivable
Our patient service revenues and other receivables from third-party payors are recorded net of estimated implicit price concessions which are estimated based on the historical trend of our surgical hospitals’ cash collections and contractual write-offs, and for our surgical facilities in general, established fee schedules, relationships with payors and procedure statistics. While changes in estimated reimbursement from third-party payors remain a possibility, we expect that any such changes would be minimal and, therefore, would not have a material effect on our financial condition or results of operations.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our days sales outstanding was 69 days for the year ended December 31, 2020 and 64 days for the year ended December 31, 2019.
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
Income Taxes
We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If a NOL and/or interest limitation ("163(j)") carryforward exists, we make a determination as to whether that NOL and/or 163(j) carryforward will be utilized in the future. A valuation allowance will be established for certain NOL and 163(j) carryforwards and other deferred tax assets where their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets is based upon estimates and assumptions related to our ability to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.
As of December 31, 2020, we had unused federal NOL carryforwards of approximately $615.7 million. Such losses expire in various amounts at varying times beginning in 2026. Unless they expire, these NOL carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.
We recorded a valuation allowance against our deferred tax assets at December 31, 2020 and 2019 totaling $91.1 million and $77.9 million, respectively. The valuation allowance has been established for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized, which are primarily Section 163(j) interest carryforwards, certain state net operating losses and capital loss carryforwards. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in health care regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as amended (the "Code") imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its NOLs to reduce its tax liability. An "ownership change" is generally defined as any change in ownership of more than 50.0% of a corporation’s "stock" by its "5-percent shareholders" (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. As a result of the Symbion acquisition in 2014, approximately $179 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the NovaMed acquisition in 2011, approximately $17 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of the acquisition of NSH, approximately $20.5 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. The Private Sale resulted in an ownership change as defined in Section 382. As a result, approximately $485.9 million in NOL carryforwards are subject to an annual Section 382 base limitation of $14.2 million. At this time, we do not believe this limitation, when combined with amounts allowable due to net unrecognized built in gains, will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.
Impairment of Goodwill
Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level, which is defined as one level below an operating segment, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. During 2020, the Company had identified three reporting units, which include the following: 1) Surgical Facilities, 2) Ancillary Services, and 3) Alliance, which is a component of the Optical Services operating segment.
The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, as of October 1, or more frequently if certain indicators arise. A detailed evaluation of potential impairment indicators was performed, which specifically considered the volatility observed in the prices of the Company’s outstanding debt securities and common stock, as well as the decline in surgical case volumes following the emergence of the COVID-19 pandemic, all of which improved in the second half of 2020 as states began to re-open and allow for non-emergent procedures.
On the basis of available evidence as of August 31, 2020, we identified indicators of impairment related to the Ancillary Services and Alliance reporting units, including the impacts of the COVID-19 pandemic and the closure of our diagnostic laboratory. No indicators of impairment were identified for the Surgical Facilities reporting unit. Based on the impairment indicators noted, we performed an impairment analysis for the Ancillary Services and Alliance reporting units as of August 31, 2020. As of the August 31, 2020 valuation, the carrying value for both the Ancillary Services and Alliance reporting units exceeded the fair value, resulting in non-cash impairment charges of $28.6 million and $4.9 million, respectively.
As of October 1, 2020, prior to its annual impairment testing, the Company's three reporting units with allocated goodwill were as follows: 1) Surgical Facilities - $3.3 billion, 2) Ancillary Services - no remaining goodwill after the August 31 impairment discussed above, and 3) Alliance - $4.2 million. As of the October 1, 2020 valuation, the fair value for the Surgical Facilities reporting unit was substantially in excess of its carrying value, and there were no additional indicators of impairment related to the other reporting units.
Subsequent to the date of our annual impairment test, the Company considered its operating results for the fourth quarter of 2020, macroeconomic, industry and market conditions, and other market indicators including its market capitalization. Based on its evaluation of all such factors, the Company concluded that an event had not occurred or circumstances had not changed that would more likely than not reduce the fair value of its reporting units below their carrying values. On December 31, 2020, the Company disposed of the Alliance reporting unit with the sale of its optical products purchasing organization.
During the year ended December 31, 2019, as a result of its impairment testing, the Company recorded non-cash impairment charges of $2.5 million related to the Alliance reporting unit. During the year ended December 31, 2018, as a result of its impairment testing, the Company recorded non-cash impairment charges of $60.7 million and $13.7 million related to the Ancillary Services and Alliance reporting units, respectively.
See Note 4. "Goodwill and Intangible Assets" to the consolidated financial statements elsewhere in this Annual Report for additional disclosure related to goodwill.

Results of Operations
The following tables summarize certain results from the statements of operations for the periods indicated (dollars in millions):

	Year Ended December 31,
	2020	2019	2018

Revenues	$1,860.1	$1,831.4	$1,771.5
Operating expenses:
Cost of revenues	1,480.3	1,407.6	1,361.4
General and administrative expenses	97.1	88.6	93.6
Depreciation and amortization	94.8	76.5	67.4
Income from equity investments	(10.8)	(10.2)	(8.9)
Loss (gain) on disposals and deconsolidations, net	5.7	(4.4)	31.8
Transaction and integration costs	23.2	19.0	31.7
Impairment charges	33.5	7.9	74.4
Grant funds	(46.2)	—	—
Loss on debt extinguishment	—	11.7	—
Litigation settlement	1.2	0.2	46.0
Other income	(1.7)	(1.4)	(3.7)
Total operating expenses	1,677.1	1,595.5	1,693.7
Operating income	183.0	235.9	77.8
Tax receivable agreement expense	—	(2.4)	—
Interest expense, net	(201.8)	(178.9)	(147.0)
(Loss) income before income taxes	(18.8)	54.6	(69.2)
Income tax (benefit) expense	(20.1)	9.5	26.4
Net income (loss)	1.3	45.1	(95.6)
Less: Net income attributable to non-controlling interests	(117.4)	(119.9)	(110.1)
Net loss attributable to Surgery Partners, Inc.	$(116.1)	$(74.8)	$(205.7)
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Overview. During 2020, our revenues increased 1.6% to $1.9 billion from $1.8 billion in 2019. We incurred net loss attributable to Surgery Partners, Inc. in 2020 of $116.1 million, compared to net loss of $74.8 million in 2019, primarily attributable to the impairment charges taken during 2020 and the continued impact of the COVID-19 pandemic on surgical case volumes.
Revenues. Revenues for 2020 and 2019 were as follows (dollars in millions):

	Year Ended December 31,
	2020	2019

Patient service revenues	$1,836.1	$1,803.1
Optical service revenues	3.0	3.8
Other service revenues	21.0	24.5
Total revenues	$1,860.1	$1,831.4
Patient service revenues increased 1.8% to $1.84 billion in 2020 compared to $1.80 billion in 2019. The increase in patient service revenues was primarily attributable to a de novo hospital completed in 2019 and acquisitions completed in 2020 and 2019. Same-facility revenues for 2020 decreased 1.1% from 2019, with a 14.1% increase in same-facility revenue per case, and a 13.3% decrease in the same-facility case volume primarily due to the impacts of the COVID-19 pandemic. Same-facility revenue per case growth was driven by a favorable surgical case mix as higher acuity cases were some of the first to recover when elective procedures returned in the second quarter of 2020.
Cost of Revenues. Cost of revenues were $1.5 billion in 2020 compared to $1.4 billion in 2019. The increase in costs was primarily attributable to a de novo hospital completed in 2019, acquisitions completed in 2020 and 2019 and an increase in supply costs associated with higher acuity surgical case volumes. As a percentage of revenues, cost of revenues was 79.6% and 76.9% for 2020 and 2019, respectively. The increase as a percentage of revenues is primarily the result of the decreased revenues in 2020 driven by the decline in surgical case volume that began in mid-March due to the COVID-19 pandemic.

General and Administrative Expenses. General and administrative expenses were $97.1 million and $88.6 million in 2020 and 2019, respectively. As a percentage of revenues, general and administrative expenses were 5.2% in 2020 compared to 4.8% in 2019. The increase as a percentage of revenues is primarily the result of the decreased revenues driven by the decline in surgical case volume that began in mid-March due to the COVID-19 pandemic.
Depreciation and Amortization. Depreciation and amortization was $94.8 million and $76.5 million in 2020 and 2019, respectively. The increase is primarily due to increased capital investments and integration of a de novo hospital completed in 2019 as well as acquisitions completed in 2020 and 2019. As a percentage of revenues, depreciation and amortization expenses were 5.1% in 2020 and 4.2% in 2019.
Income from Equity Investments. Income from equity investments was $10.8 million and $10.2 million in 2020 and 2019, respectively. As a percentage of revenues, income from equity investments was 0.6% for both 2020 and 2019.
Loss (gain) on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $5.7 million in 2020, including a $2.5 million net gain on the sale of three surgical facilities, certain assets related to its anesthesia business, certain imaging assets, its optical products purchasing organization and the closure of a diagnostic laboratory and $8.2 million primarily related to disposals of other long-lived assets. The net gain on disposals and deconsolidations was $4.4 million in 2019, including a $10.9 million gain on the sale of previously owned real property associated with one of our non-consolidated surgical facility equity method investments, offset by a loss of $6.5 million of disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $23.2 million of transaction and integration costs in 2020 compared to $19.0 million in 2019. The increase primarily relates to costs for ongoing development initiatives, divestitures completed in 2020 and the integration of acquisitions we completed in 2020 and 2019.
Impairment Charges. In 2020 we recorded non-cash impairment charges of $28.6 million and $4.9 million for goodwill assigned to the Ancillary Services and Alliance reporting units, respectively. See Note 4. "Goodwill and Intangibles" to our consolidated financial statements included elsewhere in this report for further discussion. In 2019 we recorded non-cash impairment charges of $2.5 million for goodwill assigned to the Alliance reporting unit and $5.4 million related to a management rights agreement intangible asset. The impairment of the management rights agreement is related to our 2019 acquisition of a clinic that we previously managed. As a result of the transaction, we determined the management rights agreement related to the acquired clinic no longer provided a future benefit.
Grant Funds. We recognized $46.2 million in grant funds in 2020. The funds were received based on relief available to eligible health care providers under the provisions of the CARES Act, which is described in further detail above in the section titled "Impact of COVID-19” and in Note 1. “Organization and Summary of Accounting Polices - COVID-19 Pandemic” to our consolidated financial statements included elsewhere in this report. There were no grant funds received in 2019.
Loss on Debt Extinguishment. In 2019, we incurred a debt extinguishment loss of $11.7 million in connection with issuance of the 2027 Unsecured Notes, effective April 11, 2019. The loss includes the redemption premium paid to redeem the 2021 Unsecured Notes partially offset by the write-off of the unamortized fair value premium as of the redemption date.
Litigation Settlement. We incurred a loss in the amount of $1.2 million and $0.2 million in 2020 and 2019, respectively, related to the potential resolution of the government investigation discussed in Note 14. "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this report.
Interest Expense, Net. Interest expense, net, was $201.8 million in 2020 compared to $178.9 million in 2019. The increase primarily relates to the issuance of the 2027 Unsecured Notes effective April 11, 2019, the 2020 Incremental Term Loans, which were fully drawn on April 22, 2020, the issuance of additional 2027 Unsecured Notes in the amount of $115.0 million effective July 30, 2020 as well as interest on the Revolver during the period it was fully drawn. As a percentage of revenues, interest expense, net was 10.8% in 2020 compared to 9.8% in 2019.
Income Tax (Benefit) Expense.  The income tax benefit was $20.1 million and income tax expense was $9.5 million in 2020 and 2019, respectively. The effective tax rate was 106.9% for 2020 compared to 17.4% in 2019. New reconciling items in the 2020 effective tax rate include (i) the release of federal and state valuation allowances on the Company’s Internal Revenue Code Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the CARES Act; (ii) the release of federal and state valuation allowances on the Company’s deferred tax assets related to debt financing costs as a result of the finalization of the Internal Revenue Code Section 163(j) interest regulations, for which the deductions of such debt financing costs that are incurred in years 2021 and forward are not considered interest expense for income tax purposes; and (iii) the Settlement Agreement, as discussed in Note 14. "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report, which provided that a portion of the final settlement amount was "restitution" for income tax purposes.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $117.4 million and $119.9 million in 2020 and 2019, respectively. As a percentage of revenues, net income attributable to non-controlling interests was 6.3% in the 2020 period and 6.5% for the 2019 period.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Our discussion regarding the comparison of the year ended December 31, 2019 compared to the year ended December 31, 2018 was previously disclosed beginning on page 46 in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed on March 13, 2020, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018" and is hereby incorporated herein by reference.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. Cash flow provided by operating activities was $246.9 million and $129.5 million in 2020 and 2019, respectively. The increase in operating cash flow in 2020 is primarily attributable to Medicare accelerated payments and other funds received under the CARES Act, discussed further below under the heading "Capital Resources," as well as actions taken to significantly reduce operating expenses and defer non-essential capital expenditures at the height of the crisis.
Investing Activities
Net cash used in investing activities in 2020 was $88.4 million, which included $42.9 million related to purchases of property and equipment. We paid $104.6 million, in cash for acquisitions (net of cash acquired), which included a controlling interest in three surgical facilities, including a surgical hospital, a controlling interest in five surgical facilities in existing markets, that were merged into existing facilities and a physician practice. Additionally, we received cash proceeds of $58.5 million related to the sale of interests in three surgery centers, certain assets related to our anesthesia business, certain imaging assets and an optical products purchasing organization
Net cash used in investing activities in 2019 was $85.2 million, which included $73.6 million related to purchases of property and equipment. We paid $13.8 million, in cash for acquisitions (net of cash acquired), which primarily included a surgical facility, a clinic that was merged into an existing facility and a physician practice. Further, we paid $15.2 million in cash for a non-controlling interest in four surgical facilities accounted for as equity method investments and we received cash proceeds of $17.6 million related to the sale of previously owned real property associated with one of our non-consolidated equity method investments.
Financing Activities
Net cash provided by financing activities in 2020 was $66.7 million. During the year, we made distributions to non-controlling interest holders of $109.6 million and payments related to ownership transactions with consolidated affiliates of $27.4 million. Further, we made repayments on our long-term debt of $216.3 million, which was offset by borrowings of $429.4 million. In connection with the 2020 Incremental Term Loans, which were fully drawn on April 22, 2020, and the issuance of additional 2027 Unsecured Notes in the amount of $115.0 million effective July 30, 2020, we paid debt issuance costs of $8.5 million.
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
Discussion of the operating, investing and financing activities for the year ended December 31, 2018 was previously disclosed beginning on page 47 in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed on March 13, 2020, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and is hereby incorporated herein by reference.
Long-Term Debt
As of December 31, 2020, the carrying value of our total indebtedness, including finance leases, was $2.857 billion, which includes unamortized fair value discount of $3.7 million and unamortized deferred financing costs of $16.3 million.
Term Loan and Revolving Credit Facility
As of December 31, 2020, we had term loan borrowings with a carrying value of $1.539 billion, consisting of outstanding aggregate principal of $1.543 billion and unamortized fair value discount of $3.7 million (the "Term Loan"). The Term Loan matures on August 31, 2024 The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan.
We have a revolving credit facility providing for revolving borrowings of up to $120.0 million (the "Revolver" and, together with the Term Loan, the "Senior Secured Credit Facilities"). The Revolver will mature on August 31, 2022. As of December 31, 2020, our availability on the Revolver was $112.5 million (including outstanding letters of credit of $7.5 million).
On January 27, 2021, the Company entered into an amendment to the Senior Secured Credit Facilities, which amended and supplemented the credit agreement to provide for an extension of the maturity date of the Revolver to February 1, 2026 and an increase in the outstanding commitments under the Revolver in an amount equal to $50.0 million. The maturity extension and the additional commitments became operative on February 1, 2021. See Note 11. "Subsequent Events" to our consolidated financial statements included elsewhere in this Annual Report for a further discussion of the amendment.
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
On April 22, 2020, we entered into a second incremental term loan amendment, which amended and supplemented the existing credit agreement, to provide for an incremental borrowing of $120.0 million. The incremental amounts were fully drawn on April 22, 2020, and are included in the term loan borrowings discussed above. The incremental term loans bear interest at a rate per annum equal to (x) LIBOR plus a margin of 8.00% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate, (iii) one-month LIBOR plus 1.00% per annum and (iv) 2.00% per annum) plus a margin of 7.00% per annum.
On April 16, 2020, we entered into a third amendment to our credit agreement, which amended and supplemented financial covenants applicable to the Revolver under the credit agreement. Pursuant to the third amendment, the Company's requirement to comply with a maximum consolidated total net leverage ratio was waived for the remainder of 2020. Additionally, for the first three quarters of 2021, the third amendment provides for an alternative calculation for the maximum consolidated total net leverage ratio where the trailing four quarter basis may be negatively impacted by the impacts of the COVID-19 pandemic. The third amendment became effective concurrently with the funding of the incremental term loans on April 22, 2020, discussed above.
Senior Unsecured Notes
We have $545.0 million aggregate principal amount of senior unsecured notes due April 15, 2027 (the "2027 Unsecured Notes"). The 2027 Unsecured Notes bear interest at the rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year. See Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this report for a further discussion of the senior unsecured notes.
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
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $137.5 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $281.2 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
Capital Resources
In addition to cash flows from operations, available cash and capacity on our Revolver, other sources of capital include funds we have received under the CARES Act as well as continued access to the capital markets.
As noted in Note 1. "Organization and Summary of Accounting Policies" to our consolidated financial statements included elsewhere in this report, as of December 31, 2020, we received relief via the CARES Act, including approximately $59 million in direct grant payments and approximately $120 million of accelerated payments pursuant to the Medicare Accelerated and Advance Payment Program. The direct grant payments are not required to be repaid, subject to certain terms and conditions, while payments received under the Medicare Accelerated and Advance Payment Program are required to be repaid. As of December 31, 2020, approximately $95 million of accelerated payments are reflected as a component of Medicare accelerated payments and deferred governmental grants in the consolidated balance sheets while the remaining payments are included within other long-term liabilities. Based on the repayment terms, we expect recoupment of these funds to begin in 2021 under the repayment framework more specifically described in Note 1. "Organization and Summary of Accounting Policies."

Additionally, the CARES Act permitted the deferral of payment of the social security payroll tax between March 27, 2020 and December 31, 2020, with half of the deferred amount due December 2021 and the other half due December 2022. As of December 31, 2020, we have deferred approximately $16.9 million.
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
Based on our current level of operations, we believe cash flow from operations, available cash, available capacity on our Revolver, the incremental term loan borrowings and issuance of new notes discussed above, funds we have received under the CARES Act, funds we may receive in the future and continued access to capital markets, together with the cost cutting steps taken in response to the impact of the COVID-19 pandemic, as discussed in Item 1A. "Risk Factors" elsewhere in this report, will be adequate to meet our short-term (i.e., 12 months) and long-term (beyond 12 months) liquidity needs.
Certain Non-GAAP Measures
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
When we use the term "Adjusted EBITDA," we are referring to (loss) income before income taxes, adjusted for net income attributable to non-controlling interests, depreciation and amortization, net interest expense, equity-based compensation expense, transaction, integration and acquisition costs, impairment charges, net loss (gain) on disposals and deconsolidations, litigation settlements and other litigation costs, reserve adjustments, contingent acquisition compensation expense, gain on escrow release, loss on debt extinguishment and tax receivable agreement expense. When we use “Adjusted EBITDA excluding grant funds,” we are referring to Adjusted EBITDA less the impact of grant funds. We use Adjusted EBITDA and Adjusted EBITDA excluding grant funds as measures of financial performance. Adjusted EBITDA and Adjusted EBITDA excluding grant funds are key measures used by our management to assess operating performance, make business decisions and allocate resources.

The following table reconciles Adjusted EBITDA and Adjusted EBITDA excluding grant funds to (loss) income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Operations Data:
(Loss) income before income taxes	$(18.8)	$54.6	$(69.2)
Plus (minus):
Net income attributable to non-controlling interests	(117.4)	(119.9)	(110.1)
Depreciation and amortization	94.8	76.5	67.4
Interest expense, net	201.8	178.9	147.0
Equity-based compensation expense	13.2	10.2	9.3
Transaction, integration and acquisition costs (1)	38.2	36.1	34.0
Impairment charges	33.5	7.9	74.4
Loss (gain) on disposals and deconsolidations, net	5.7	(4.4)	31.8
Litigation settlement and other litigation costs (2)	6.4	4.6	46.0
Reserve adjustments (3)	—	—	2.7
Contingent acquisition compensation expense	—	—	1.5
Gain on escrow release (4)	(0.8)	—	—
Loss on debt extinguishment	—	11.7	—
Tax receivable agreement expense	—	2.4	—
Adjusted EBITDA	$256.6	$258.6	$234.8
Less: Impact of grant funds (5)	(31.1)	—	—
Adjusted EBITDA excluding grant funds	$225.5	$258.6	$234.8
(1)For the year ended December 31, 2020, this amount includes transaction and integration costs of $23.2 million, of which $6.6 million were acquisition related costs, and includes start-up costs related to a de novo surgical hospital of $15.0 million. For the year ended December 31, 2019, this amount includes transaction and integration costs of $19.0 million, and further includes other acquisition costs and start-up costs related to a de novo surgical hospital of $17.1 million. For the year ended December 31, 2018, this amount includes transaction and integration costs of $31.7 million, and further includes other acquisition costs of $2.3 million.
(2)This amount includes litigation settlement costs of $1.2 million, $0.2 million and $46.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. This amount also includes other litigation costs of $5.2 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively, with no comparable costs in 2018.
(3)This amount represents adjustments to revenue in order to apply consistent policies to businesses acquired by Surgery Partners in prior periods.
(4)Included in other income in the consolidated statement of operations for the year ended December 31, 2020, with no comparable gain in 2019 and 2018.
(5)Represents the impact of grant funds recognized, net of amounts attributable to non-controlling interests.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Year Ended December 31, 2020

Cash flows from operating activities	$246.9
Plus (minus):
Non-cash interest income, net	(4.5)
Non-cash lease expense	(39.4)
Deferred income taxes	21.9
Income from equity investments, net of distributions received	(0.5)
Changes in operating assets and liabilities, net of acquisitions and divestitures	59.3
Medicare accelerated payments and deferred governmental grants	(135.2)
Income tax benefit	(20.1)
Net income attributable to non-controlling interests	(117.4)
Interest expense, net	201.8
Transaction, integration and acquisition costs	38.2
Litigation settlement and other litigation costs	6.4
Gain on escrow release	(0.8)
Acquisitions and synergies (1)	86.7
Credit Agreement EBITDA	$343.3
(1)Represents impact of acquisitions as if each acquisition had occurred on January 1, 2020. Further this includes revenue synergies from other business initiatives, de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations by period as of December 31, 2020 (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest (1)	$3,760.8	$233.2	$439.9	$2,041.9	$1,045.8
Operating lease obligations, including interest (2)	526.4	70.7	128.2	108.4	219.1
Tax receivable agreement (3)	43.2	21.2	21.5	0.5	—
Total contractual obligations	$4,330.4	$325.1	$589.6	$2,150.8	$1,264.9
(1)Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude our unamortized fair value adjustments related non-cash amortization for the Term Loan. These obligations are explained further in Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report. We used the applicable annual interest rate as of December 31, 2020 of 4.25%, based on LIBOR plus the applicable margin, for our $1.4 billion outstanding Term Loan to estimate interest payments on this variable rate debt instrument.
(2)This reflects our future operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. These obligations are explained further in Note 6. "Leases" to our consolidated financial statements included elsewhere in this Annual Report. Operating lease obligations do not include common area maintenance, insurance or tax payments for which we are also obligated to pay.
(3)This reflects payments made pursuant to the terms of the TRA, as described further in "Critical Accounting Policies and Tax Receivable Agreement."
Inflation
Inflation and changing prices have not significantly affected our operating results or the markets in which we operate.
Recent Accounting Pronouncements
Please refer to Note 1. "Organization and Summary of Accounting Policies - Recent Accounting Pronouncements" to our consolidated financial statements included elsewhere in this Annual Report for a discussion of the impact of the adoption of recently issued accounting standards and accounting standards not yet adopted.

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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effect of our interest rate swap agreements at December 31, 2020, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $3.5 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2021 based on our indebtedness at December 31, 2020.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the evaluation of our disclosure controls and procedures conducted as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
 Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. The assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, determined that our internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020. Their attestation report is included below in this Item 9A.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Surgery Partners, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Surgery Partners, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 10, 2021, expressed an unqualified opinion on those financial statements.
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
March 10, 2021

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2021 Annual Meeting of Stockholders (the "Definitive Proxy Statement"), which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2020.
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
4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed March 5, 2020).

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

4.5
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

10.10
Amendment to the Credit Agreement, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto, dated March 25, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2019).

10.11
Third Amendment to the Credit Agreement, dated as of April 16, 2020, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 22, 2020).

10.12
Fifth amendment to credit agreement, dated as of January 27, 2021, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc. Jefferies Finance LLC and the other guarantors and lenders party thereto.

10.13
Tax Receivable Agreement, dated as of September 30, 2015, among Surgery Partners, Inc., H.I.G. Surgery Centers, LLC and certain other stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2015).

10.14
Amendment No. 1 to Income Tax Receivable Agreement, by and between Surgery Partners, Inc. and H.I.G. Surgery Centers, LLC (in its capacity as the Stockholders Representative), dated May 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 11, 2017).

10.15	Form of TRA Waiver and Assignment Agreement (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed March 16, 2018).
10.16 (a)	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 14, 2015).
10.17 (a)
Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 5, 2020).

10.18 (a)
Surgery Partners, Inc. Cash Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 5, 2020).

10.19 (a)
Symbion, Inc. Supplemental Executive Retirement Plan, Effective May 1, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Amended, filed September 21, 2015).

10.20 (a)
Form of Non-Statutory Stock Option Agreement under the 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).

10.21 (a)
Form of Non-Employee Director Non-Statutory Stock Option Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).

10.22 (a)
Form of Restricted Stock Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).

10.23 (a)
Form of Restricted Stock Award Agreement under the 2015 Surgery Partners, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 15, 2016).

10.24 (a)
Form of Performance Stock Unit Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2016).

10.25 (a)
Form of Non-Employee Director Restricted Stock Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2017).

10.26 (a)
Form of Stock-Settled Stock Appreciation Right Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2018).

10.27 (a)
Amended and Restated Employment Agreement, dated April 13, 2017, by and between Surgery Partners, Inc., Symbion, Inc. and Jennifer Baldock (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 17, 2017).

10.28 (a)
Employment Agreement, dated September 7, 2017, between Surgery Partners, Inc. and Cliff Adlerz (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2017).

10.29 (a)
Employment Agreement, dated January 4, 2018, between Surgery Partners, Inc., Surgery Partners, LLC and Wayne DeVeydt (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2018).

10.30 (a)
Amendment No. 1 to Employment Agreement by and between Surgery Partners, Inc., Surgery Partners, LLC and Wayne DeVeydt, dated January 13, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2020).

10.31 (a)
Employment Agreement, dated March 9, 2018, by and between Surgery Partners, Inc. and Thomas F. Cowhey (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2018).

10.32 (a)
Employment Agreement, dated February 11, 2019, by and between Surgery Partners, Inc., Surgery Partners, LLC and J. Eric Evans (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2019).

10.33 (a)
Amendment No. 1 to Employment Agreement by and between Surgery Partners, Inc., Surgery Partners, LLC and J. Eric Evans, dated January 13, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2020).

10.34 (a)
Employment Agreement by and between Symbion, Inc. and George M. Goodwin, dated June 13, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019).

10.35 (a)
Employment Agreement, dated June 13, 2014, by and between Symbion, Inc. and Anthony W. Taparo, as amended by that certain First Amendment to Employment Agreement dated July 31, 2016, and that certain Second Amendment to Employment Agreement dated August 7, 2019.

10.36 (a)	Employment Agreement, dated November 12, 2019, by and between Surgery Partners, Inc. and Bradley R. Owens.
10.37 (a)	Employment Agreement, dated June 30, 2019, by and between Surgery Partners, Inc. and Laura L. Brocklehurst.
10.38
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).
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
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Surgery Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Surgery Partners, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounts Receivable — Refer to Note 1 to the financial statements
Critical Audit Matter Description
Accounts receivable are recorded net of estimated implicit price concessions at both surgical hospitals and ambulatory surgical centers. At surgical hospitals, the estimation process is based on historical trend of cash collections and contractual write-offs. The inputs used to determine the estimated implicit price concessions are based on objective data. Management’s determination of the estimate is complex and involves their assessment of the appropriateness and relevancy of the inputs and methodology to record accounts receivable at the net realizable value.
We identified surgical hospitals accounts receivable as a critical audit matter because of the significant estimates management makes to determine the implicit price concession. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and application of the Company’s estimated implicit price concessions for the surgical hospitals.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s estimated implicit price concessions for surgical hospitals include the following, among others:
•We tested the effectiveness of controls over accounts receivable, including management’s controls over the review of the implicit price concessions and the verification of the accuracy and completeness of the data used in the assessment.

•We evaluated management’s methodology and related assumptions, including cash collections, used in recording implicit price concessions, by comparing actual results to management’s historical estimates.
•We tested the underlying data related to the recognition of patient level charges and the subsequent activities, including cash collections and contractual write-offs.
•We tested the mathematical accuracy of the estimates applied to period-end accounts receivable.
•We considered industry, economic, and company factors to determine the appropriateness of the net realizable value of accounts receivable.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 10, 2021

We have served as the Company's auditor since 2018.

SURGERY PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$317.9	$92.7
Accounts receivable	382.2	326.9
Inventories	56.4	46.3
Prepaid expenses	17.6	17.8
Other current assets	27.4	41.8
Total current assets	801.5	525.5
Property and equipment, net	544.6	523.3
Intangible assets, net	46.9	47.3
Goodwill	3,468.0	3,402.4
Investments in and advances to affiliates	90.3	93.2
Right-of-use operating lease assets	310.1	297.7
Long-term deferred tax assets	124.8	98.7
Other long-term assets	27.0	30.8
Total assets	$5,413.2	$5,018.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100.2	$96.7
Accrued payroll and benefits	65.4	54.2
Medicare accelerated payments and deferred governmental grants	109.8	—
Other current liabilities	217.0	191.2
Current maturities of long-term debt	64.4	56.0
Total current liabilities	556.8	398.1
Long-term debt, less current maturities	2,792.4	2,524.7
Right-of-use operating lease liabilities	300.9	283.1
Other long-term liabilities	139.7	113.6

Non-controlling interests—redeemable	306.8	321.0
Redeemable preferred stock - Series A; shares authorized, issued and outstanding - 310,000; redemption value - $434.5 and $395.0, respectively	434.5	395.0

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,000,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 50,461,706 and 49,298,940, respectively	0.5	0.5
Additional paid-in capital	607.9	662.7
Accumulated other comprehensive loss	(61.0)	(50.7)
Retained deficit	(431.8)	(315.7)
Total Surgery Partners, Inc. stockholders' equity	115.6	296.8
Non-controlling interests—non-redeemable	766.5	686.6
Total stockholders' equity	882.1	983.4
Total liabilities and stockholders' equity	$5,413.2	$5,018.9

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)

	Year Ended December 31,
	2020	2019	2018

Revenues	$1,860.1	$1,831.4	$1,771.5
Operating expenses:
Salaries and benefits	550.3	550.0	534.7
Supplies	538.4	507.9	490.3
Professional and medical fees	191.4	154.8	145.5
Lease expense	87.4	85.6	86.7
Other operating expenses	112.8	109.3	104.2
Cost of revenues	1,480.3	1,407.6	1,361.4
General and administrative expenses	97.1	88.6	93.6
Depreciation and amortization	94.8	76.5	67.4
Income from equity investments	(10.8)	(10.2)	(8.9)
Loss (gain) on disposals and deconsolidations, net	5.7	(4.4)	31.8
Transaction and integration costs	23.2	19.0	31.7
Impairment charges	33.5	7.9	74.4
Grant funds	(46.2)	—	—
Loss on debt extinguishment	—	11.7	—
Litigation settlement	1.2	0.2	46.0
Other income	(1.7)	(1.4)	(3.7)
Total operating expenses	1,677.1	1,595.5	1,693.7
Operating income	183.0	235.9	77.8
Tax receivable agreement expense	—	(2.4)	—
Interest expense, net	(201.8)	(178.9)	(147.0)
(Loss) income before income taxes	(18.8)	54.6	(69.2)
Income tax (benefit) expense	(20.1)	9.5	26.4
Net income (loss)	1.3	45.1	(95.6)
Less: Net income attributable to non-controlling interests	(117.4)	(119.9)	(110.1)
Net loss attributable to Surgery Partners, Inc.	(116.1)	(74.8)	(205.7)
Less: Amounts attributable to participating securities	(39.5)	(35.7)	(32.4)
Net loss attributable to common stockholders	$(155.6)	$(110.5)	$(238.1)

Net loss per share attributable to common stockholders - basic and diluted (1)	$(3.19)	$(2.29)	$(4.96)
Weighted average common shares outstanding - basic and diluted (1)	48,776	48,280	48,028
(1)The impact of potentially dilutive securities for all periods were not considered because the effect would be anti-dilutive in those periods.

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Year Ended December 31,
	2020	2019	2018

Net income (loss)	$1.3	$45.1	$(95.6)
Other comprehensive (loss) income, net of tax:
Derivative activity	(10.3)	(28.3)	(22.4)
Comprehensive (loss) income	(9.0)	16.8	(118.0)
Less: Comprehensive income attributable to non-controlling interests	(117.4)	(119.9)	(110.1)
Comprehensive loss attributable to Surgery Partners, Inc.	$(126.4)	$(103.1)	$(228.1)
See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions; shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2017	48,687	$0.5	$695.5	$—	$(41.3)	$681.9	$1,336.6
Net (loss) income	—	—	—	—	(205.7)	75.5	(130.2)
Equity-based compensation	339	—	8.1	—	—	—	8.1
Preferred dividends	—	—	(32.4)	—	—	—	(32.4)
Other comprehensive loss	—	—	—	(22.4)	—	—	(22.4)
Repurchase of shares	(157)	—	(2.0)	—	—	—	(2.0)
Acquisition and disposal of shares of non-controlling interests, net	—	—	4.3	—	—	15.8	20.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(78.3)	(78.3)
Other	—	—	—	—	—	(0.6)	(0.6)
Balance as of December 31, 2018	48,869	0.5	673.5	(22.4)	(247.0)	694.3	1,098.9
Net (loss) income	—	—	—	—	(74.8)	80.8	6.0
Equity-based compensation	430	—	9.2	—	—	—	9.2
Preferred dividends	—	—	(35.7)	—	—	—	(35.7)
Other comprehensive loss	—	—	—	(28.3)	—	—	(28.3)
Acquisition and disposal of shares of non-controlling interests, net	—	—	15.7	—	—	(7.4)	8.3
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(81.2)	(81.2)
Impact of adoption of ASC 842	—	—	—	—	6.1	—	6.1
Other	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2019	49,299	0.5	662.7	(50.7)	(315.7)	686.6	983.4
Net (loss) income	—	—	—	—	(116.1)	85.7	(30.4)
Equity-based compensation	1,163	—	12.4	—	—	—	12.4
Preferred dividends	—	—	(39.5)	—	—	—	(39.5)
Other comprehensive loss	—	—	—	(10.3)	—	—	(10.3)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(27.7)	—	—	67.5	39.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(73.1)	(73.1)
Other	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2020	50,462	$0.5	$607.9	$(61.0)	$(431.8)	$766.5	$882.1

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net income (loss)	$1.3	$45.1	$(95.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94.8	76.5	67.4
Non-cash interest expense (income), net	4.5	2.5	(1.4)
Equity-based compensation expense	13.2	10.2	9.3
Loss (gain) on disposals and deconsolidations, net	5.7	(4.4)	31.8
Impairment charges	33.5	7.9	74.4
Loss on debt extinguishment	—	11.7	—
Deferred income taxes	(21.9)	8.5	25.3
Income from equity investments, net of distributions received	0.5	0.3	0.2
Non-cash lease expense	39.4	40.0	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(46.6)	(23.5)	(22.8)
Medicare accelerated payments and deferred governmental grants	135.2	—	—
Other operating assets and liabilities	(12.7)	(45.3)	56.0
Net cash provided by operating activities	246.9	129.5	144.6

Cash flows from investing activities:
Purchases of property and equipment	(42.9)	(73.6)	(39.8)
Payments for acquisitions, net of cash acquired	(104.6)	(13.8)	(106.8)
Proceeds from disposals of facilities and other assets	58.5	17.6	19.2
Purchase of equity investments	—	(15.2)	—
Other investing activities	0.6	(0.2)	(1.5)
Net cash used in investing activities	(88.4)	(85.2)	(128.9)

Cash flows from financing activities:
Principal payments on long-term debt	(216.3)	(490.8)	(157.6)
Borrowings of long-term debt	429.4	506.9	282.7
Payments of debt issuance costs	(8.5)	(8.9)	(3.0)
Payment of premium on debt extinguishment	—	(17.8)	—
Distributions to non-controlling interest holders	(109.6)	(121.2)	(109.0)
Payments related to ownership transactions with non-controlling interest holders	(27.4)	(3.2)	(2.2)
Payments of preferred dividends	—	—	(7.8)
Repurchase of shares	—	—	(2.0)
Other financing activities	(0.9)	(0.9)	(7.4)
Net cash provided by (used in) financing activities	66.7	(135.9)	(6.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	225.2	(91.6)	9.4
Cash, cash equivalents and restricted cash at beginning of period	93.0	184.6	175.2
Cash, cash equivalents and restricted cash at end of period	$318.2	$93.0	$184.6

Supplemental cash flow information:
Interest paid, net of interest income received	203.6	180.3	145.4
Cash paid for income taxes	1.7	1.6	2.2
Non-cash purchases of property and equipment	27.7	30.7	61.0

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Accounting Policies
Organization
Surgery Partners, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), was formed April 2, 2015. On August 31, 2017, a fund advised by an affiliate of Bain Capital Private Equity LP ("Bain Capital") became the controlling stockholder of the Company, holding Series A Preferred Stock (as defined in Note 7. "Redeemable Preferred Stock") and common stock that collectively represented approximately 65.7% of the voting power of all classes of capital stock of the Company as of August 31, 2017. As of December 31, 2020, Bain Capital held approximately 67.0% of the voting power of all classes of capital stock of the Company.
As of December 31, 2020, the Company owned and operated a national network of surgical facilities and ancillary services in 30 states. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology, general surgery, ophthalmology, orthopedics and pain management. The Company's surgical hospitals also provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of multi-specialty physician practices, urgent care facilities and anesthesia services.
As of December 31, 2020, the Company owned or operated a portfolio of 127 surgical facilities, comprised of 110 ASCs and 17 surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 84 of the surgical facilities and consolidated 107 of the facilities for financial reporting purposes.
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
COVID-19 Pandemic
The COVID-19 global pandemic has significantly affected the Company's facilities, employees, patients, communities, business operations and financial performance, as well as the U.S. economy and financial markets. Beginning mid-March, the COVID-19 pandemic began to negatively affect the Company's net revenue and business operations. Due in part to local, state and federal guidelines, as well as recommendations from major medical societies, requiring social distancing and self-quarantines in response to the COVID-19 pandemic, surgical case volumes across most of the Company's surgical facilities were significantly impacted in the second quarter of 2020. The impact of COVID-19 on the Company's surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. Although the Company cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, surgical case volumes improved in the second half of 2020 as states began to re-open and allow for non-emergent procedures. The Company's operating structure naturally enables some flexibility in the cost structure according to the volume of surgical procedures performed, including much of its cost of revenues. In addition to the natural variability of these costs, the Company and its partners in the surgical facilities have undertaken additional steps to preserve financial flexibility. Beginning in mid-March, and for the remainder of 2020, the Company took actions that included significantly reducing cash operating expenses and deferring non-essential expenditures at the height of the crisis.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law to provide stimulus funding for the U.S. economy. As part of the CARES Act, the U.S. government initially announced that it would offer $100 billion of relief to eligible health care providers. On April 7, 2020, Centers for Medicare and Medicaid Services ("CMS") officials indicated they would distribute $30 billion of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse. The Company received approximately $59 million of the grant funds distributed under the CARES Act and other governmental assistance programs during the year ended December 31, 2020. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds will be used for COVID-19 related healthcare expenses or lost revenues.
The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met considers, among other things, the CARES Act, the COVID-19 Economic Relief Bill, enacted on December 27, 2020, and all frequently

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
asked questions and other interpretive guidance issued by HHS, including the Post-Payment Notice of Reporting Requirements issued on January 15, 2021 (the “January 15, 2021 Notice”) and frequently asked questions issued by HHS on January 28, 2021 which clarified previously issued guidance, as well as expenses incurred attributable to COVID-19 and the Company’s results of operations during such period as compared to the Company’s budget. Such guidance, set forth the allowable methods for quantifying eligible healthcare related expenses and lost revenues. Only healthcare related expenses attributable to COVID-19 that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. As a result, the Company estimates approximately $46.2 million of grant funds received qualified for recognition as a reduction in operating expenses under the caption Grant funds in the consolidated statements of operations for the year ended December 31, 2020. While the January 15, 2021 Notice and frequently asked questions issued by HHS on January 28, 2021 indicate that targeted distribution payments may be allocated or transferred to subsidiaries, distinct conditions exist for such allocations or transfers. There are significant uncertainties as to the meaning and interpretation of conditions specific to the allocation or transfer of targeted distribution payments such that, as of December 31, 2020, the Company is not reasonably assured that it can or will choose to comply with such conditions in order to allocate or transfer targeted distribution payments.
Amounts received, but not recognized as a reduction to operating expenses as of December 31, 2020, are reflected as a component of Medicare accelerated payments and deferred governmental grants in the consolidated balance sheets as of December 31, 2020, and such unrecognized amounts may be recognized as a reduction in operating expenses in future periods if the underlying conditions for recognition are met. HHS’ interpretation of the underlying terms and conditions of grant funds received through the CARES Act and other governmental assistance programs, including auditing and reporting requirements, may evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in the Company’s inability to recognize certain payments, changes in the estimate of amounts recognized, or the derecognition of amounts previously recognized, which may be material.
As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program, which allows for most providers and suppliers, including the Company’s surgical hospitals and ASCs to request an advance payment of anticipated Medicare revenues. ASCs could request up to 100% of the Medicare Fee-for-Service payment amount for a three-month period. Hospitals could request up to 100% of the payment amount for a six-month period, with certain critical access hospitals able to request up to 125% of the payment for a six-month period. Under the current terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset will be limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%.The Company received approximately $120 million of accelerated payments during the year ended December 31, 2020. These accelerated payments received were deferred. The current portion was approximately $95 million and is included as a component of Medicare accelerated payments and deferred governmental grants in the consolidated balance sheets as of December 31, 2020. The long-term portion is included as a component of other long-term liabilities in the consolidate balance sheets. The Company does not expect to receive additional Medicare accelerated payments.
The CARES Act also provides for the deferral of the Company's portion of social security payroll taxes for the remainder of 2020. Under the CARES Act, half of the deferred amount will have to be paid in each of December 2021 and December 2022. The Company began deferring the social security payroll tax match in April 2020. As of December 31, 2020, the Company has deferred approximately $16.9 million. The current portion is included as a component of accrued payroll and benefits and the long term portion is included as a component of other long-term liabilities in the consolidated balance sheets as of December 31, 2020.
The Company is continuing to closely monitor legislative actions and regulatory guidance at the federal, state and local levels with respect to the CARES Act as other governmental assistance might become available to the Company.
Variable Interest Entities
The consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification 810, Consolidation. The Company has the power to direct the activities that most significantly impact a variable interest entity's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. At December 31, 2020, the variable interest entities include four surgical facilities and three physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, were $27.7 million and $36.2 million, respectively, and the total liabilities of the consolidated VIEs were $21.1 million and $25.2 million, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
A summary of the carrying amounts and fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2020	2019	2020	2019

Senior secured term loan	$1,539.4	$1,434.1	$1,533.4	$1,434.1
6.750% senior unsecured notes due 2025	$370.0	$370.0	$376.0	$368.2
10.000% senior unsecured notes due 2027	$545.0	$430.0	$596.8	$471.4
The fair values in the table above were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values under Level 3 calculations.
The Company has entered into certain interest rate swap agreements (see Note 8. "Derivatives and Hedging Activity"). At December 31, 2020 and 2019, the fair value of these derivative instruments was $61.0 million and $50.7 million, respectively, and was included in other long-term liabilities in the consolidated balance sheets. The fair value of these derivative financial instruments was based on a quoted market price, or a Level 2 input.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Year Ended December 31,
	2020	2019	2018
Patient service revenues:
Surgical facilities revenues	95.3%	94.1%	93.6%
Ancillary services revenues	3.4%	4.3%	4.5%
	98.7%	98.4%	98.1%
Other service revenues:
Optical services revenues	0.2%	0.2%	0.5%
Other	1.1%	1.4%	1.4%
	1.3%	1.6%	1.9%
Total revenues	100.0%	100.0%	100.0%
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Other service revenues. Optical service revenues consist of handling charges billed to the members of the Company's optical products purchasing organization. The Company's optical products purchasing organization negotiates volume buying discounts with optical products manufacturers. The buying discounts and any handling charges billed to the members of the buying group represent the revenue recognized for financial reporting purposes. The Company satisfies the performance obligation and recognizes revenue when the orders are shipped to members. The Company bases its estimates for sales returns and discounts on historical experience and has not experienced significant fluctuations between estimated and actual return activity and discounts given. The Company sold its optical products purchasing organization on December 31, 2020.
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$989.9	53.9%	$970.5	53.8%	$948.9	54.6%
Government	708.5	38.6%	701.9	38.9%	653.3	37.6%
Self-pay	58.5	3.2%	46.1	2.6%	50.0	2.9%
Other (1)	79.2	4.3%	84.6	4.7%	84.8	4.9%
Total patient service revenues	1,836.1	100.0%	1,803.1	100.0%	1,737.0	100.0%
Other service revenues:
Optical service revenues	3.0		3.8		9.5
Other revenues	21.0		24.5		25.0
Total revenues	$1,860.1		$1,831.4		$1,771.5
(1)Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Cash, cash equivalents and restricted cash reported within the consolidated statement of cash flows includes $0.3 million of restricted investments, which are reflected in other long-term assets in the consolidated balance sheet at both December 31, 2020 and 2019. These restricted investments represent restricted cash held in accordance with the provisions of a long-term operating lease agreement held as security for performance under the Company's covenants and obligations within the agreement through January 2024.
Accounts Receivable
Accounts receivable from third-party payors are recorded net of estimated implicit price concessions, which are estimated based on the historical trend of the Company's surgical hospitals’ cash collections and contractual write-offs, and for the Company's surgical facilities in general, established fee schedules, relationships with payors and procedure statistics. While changes in estimated reimbursement from

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
third-party payors remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on its financial condition or results of operations.
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
Prior to its sale on December 31, 2020, the receivables related to the Company's optical products purchasing organization were recognized separately from patient accounts receivable and included in other current assets in the consolidated balance sheets. Such receivables were $8.6 million at December 31, 2019.
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
Professional and General and Workers' Compensation Insurance
The Company maintains general liability and professional liability insurance in excess of self-insured retentions through third party commercial insurance carriers in amounts that management believes is sufficient for the Company's operations, although, potentially, some claims may exceed the scope of coverage in effect. The professional liability insurance coverage is on a claims-made basis and the general liability insurance is on an occurrence basis. The Company also maintains workers' compensation insurance, subject to a self-insured retention.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Non-Controlling Interests — Redeemable. Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. The non-controlling interests—redeemable are reported outside of stockholders' equity in the consolidated balance sheets.
A summary of activity related to the non-controlling interests—redeemable for the years ended December 31, 2020 and 2019 is as follows (in millions):

	December 31,
	2020	2019

Balance at beginning of period	$321.0	$326.6
Net income attributable to non-controlling interests—redeemable	31.7	39.1
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(9.4)	(4.7)
Distributions to non-controlling interest —redeemable holders	(36.5)	(40.0)
Balance at end of period	$306.8	$321.0
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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
In February 2016, the FASB issued ASU 2016-02, "Leases" (the "Lease Accounting Standard"). The Company adopted the Lease Accounting Standard effective January 1, 2019, using a modified retrospective transition approach. The most prominent of the changes resulting from this ASU is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. The Company’s accounting for finance leases remained substantially unchanged from its prior accounting for capital leases. Upon adoption of the Lease Accounting Standard, the Company recorded $294.0 million of operating lease liabilities and right-of-use assets on January 1, 2019. The cumulative effect of the accounting change recognized upon adoption was $6.1 million reflected as an adjustment to retained deficit in our consolidated balance sheets.
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
Acquired assets and assumed liabilities typically include, but are not limited to, fixed assets, intangible assets and right-of-use leases. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. Fair value attributable to non-controlling interests is based on a Level 3 computation using significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of non-controlling interests, primarily from acquisitions of surgical facilities. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. Fair value attributable to the property and equipment acquired is based on Level 3 computations using key inputs such as cost trend data and comparable asset sales. Fair value attributable to the intangible assets acquired is based on Level 3 computations using key inputs such as the Company's internally-prepared financial projections. Fair values assigned to acquired working capital are based on carrying amounts reported by the acquiree at the date of acquisition, which approximate their fair values.
Acquisitions
During the year ended December 31, 2020, the Company acquired a controlling interest in three surgical facilities, including a surgical hospital, a controlling interest in five surgical facilities in existing markets, that were merged into existing facilities and a physician practice for total aggregate consideration of $120.1 million, including cash consideration of $104.6 million, net of cash acquired, non-cash consideration of $8.7 million and contingent consideration of $0.7 million. The non-cash consideration consisted of non-controlling interests in the Company's existing surgical facilities. The cash consideration was funded through cash from operations, proceeds from its recent divestitures and other available resources. The total consideration was allocated to the assets acquired and liabilities assumed based upon the respective acquisition date fair values.
During the year ended December 31, 2019, the Company acquired a controlling interest in one surgical facility, a clinic that was merged into an existing facility and a physician practice for total aggregate consideration of $26.7 million, including cash consideration of $20.1 million, net of cash acquired. The remainder of the consideration related to the forgiveness of certain amounts due to the Company from the acquired clinic. During 2020, the Company made a working capital settlement payment resulting in additional cash consideration of $0.8 million related to the clinic acquisition. The additional consideration is reflected in the table below. During the year ended December 31, 2020, no other significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2019.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Preliminary or final amounts recognized for each major class of assets acquired and liabilities assumed for acquisitions completed during the years ended December 31, 2020 and 2019, including post acquisition date adjustments, are as follows (in millions):

	2020	2019

Consideration transferred (1)	$120.1	$27.4
Fair value of non-controlling interests	57.3	8.3
Aggregate acquisition date fair value	$177.4	$35.7
Net assets acquired:
Current Assets	$24.3	$5.4
Property and equipment	50.6	1.8
Intangible assets	3.6	—
Goodwill	153.7	23.4
Right-of-use operating lease assets	15.4	28.8
Other long-term assets (2)	0.2	8.9
Current liabilities	(16.4)	(4.2)
Long-term debt	(40.0)	(0.2)
Right-of-use operating lease liabilities	(14.0)	(28.2)
Aggregate acquisition date fair value	$177.4	$35.7
(1)In connection with the clinic acquisition in 2019, the Company acquired the remaining non-controlling interests in one of its existing consolidated surgical facilities. As such, $6.3 million of the cash consideration for the clinic acquisition was classified as a financing activity and presented in payments related to ownership transactions with non-controlling interest holders in the Consolidated Statements of Cash Flows.
(2)The assets acquired in 2019 includes the fair value of a non-controlling investment held by the acquired clinic in one of the Company's consolidated surgical facilities of $8.8 million. This investment asset was subsequently eliminated in consolidation.
The fair values assigned to certain assets acquired and liabilities assumed by the Company in 2020 have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. The goodwill acquired in connection with the 2020 acquisitions was allocated to the Company's Surgical Facility Services reportable segment. The results of operations of the 2020 acquisitions are included in the Company’s results of operations beginning on the dates of acquisition, and were not considered significant for the year ended December 31, 2020.
During the year ended December 31, 2019, the Company acquired non-controlling interests, primarily in four surgical facilities, for a cash investment of $15.2 million. The non-controlling interests were accounted for as equity method investments.
Disposals
During the year ended December 31, 2020, the Company sold its interests in three surgery centers, one of which was previously accounted for as an equity method investment, sold certain assets related to its anesthesia business, certain imaging assets and its optical products purchasing organization for combined net cash proceeds of $58.5 million, and recognized a net pre-tax gain of $5.2 million included in loss on disposals and deconsolidations, net in the consolidated statement of operations for the year ended December 31, 2020. Additionally, the Company closed its diagnostic laboratory and recognized a net pre-tax loss of $3.5 million included in loss on disposals and deconsolidations, net in the consolidated statement of operations for the year ended December 31, 2020.
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
During the year ended December 31, 2018, the Company disposed of four surgery centers, two surgical hospitals and its optical laboratory for net cash proceeds of $18.7 million, and recognized a net pretax loss of $21.2 million included in loss on disposals and deconsolidations, net in the consolidated statement of operations for the year ended December 31, 2018. The non-cash loss was primarily a result of the write-off of the net assets of the facility (net of proceeds received) and was primarily driven by the write-off of the associated goodwill.
3. Property and Equipment
Property and equipment are stated at cost or, if obtained through acquisition, at fair value determined on the date of acquisition. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
A summary of property and equipment follows (in millions):

	December 31,
	2020	2019

Land	$11.1	$11.0
Buildings and improvements	109.7	106.6
Furniture and equipment	20.7	23.1
Computer and software	80.8	59.8
Medical equipment	196.8	148.3
Right-of-use finance lease asset	298.4	259.3
Construction in progress	16.4	25.9
Property and equipment, at cost	733.9	634.0
Less: Accumulated depreciation	(189.3)	(110.7)
Property and equipment, net	$544.6	$523.3
Depreciation expense was $90.5 million, $71.9 million and $62.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, as of October 1, or more frequently if certain indicators arise. The Company tests for goodwill impairment at the reporting unit level, which is defined as one level below an operating segment. During 2020, the Company identified three reporting units, which include the following: 1) Surgical Facilities, 2) Ancillary Services, and 3) Alliance, which is a component of the Optical Services operating segment. A detailed evaluation of potential impairment indicators was performed, which specifically considered the volatility observed in the prices of the Company’s outstanding debt securities and common stock, as well as the decline in surgical case volumes following the emergence of the COVID-19 pandemic, all of which improved in the second half of 2020 as states began to re-open and allow for non-emergent procedures.
The Company compares the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. To determine the fair value of the reporting units, the Company obtained valuations at the reporting unit level prepared by third-party valuation specialists which typically utilizes a combination of the income and market approaches. The discounted cash flow model is projected based on a year-by-year assessment that considers historical results, estimated market conditions, internal projections, and relevant publicly available statistics. Determining fair value requires the exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing the Company's own assumptions. The cash flows employed in the discounted cash flow analysis are based on the Company's most recent budgets and business plans aligned with provided guidance and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The variables within the discount rate, many of which are outside of the Company's control, provide the best estimate of all assumptions applied within the discounted cash flow model. There can be no assurance that operations will achieve the future cash flows reflected in the projections. In determining the fair value under the market approaches, the analysis includes a control premium, which was based on observable market data and a review of selected

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
transactions of companies that operate in the Company's sector. While the Company believes that all assumptions utilized in the testing were appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include changes to the discount and growth rates and a change in the equity and enterprise premiums being realized in the market.
On the basis of available evidence as of August 31, 2020, the Company identified indicators of impairment related to its Ancillary Services and Alliance reporting units, including the impacts of the COVID-19 pandemic, the closure of its diagnostic laboratory (as discussed in Note 2. "Acquisitions and Disposals") and its strategic decision to sell its optical products purchasing organization. No indicators of impairment were identified for the Company's Surgical Facilities reporting unit. Based on the impairment indicators noted, the Company performed an impairment analysis for the Ancillary Services and Alliance reporting units as of August 31, 2020. As of the September 30, 2020 valuation, carrying value for both the Ancillary Services and Alliance reporting units exceeded the fair value, resulting in non-cash impairment charges of $28.6 million and $4.9 million, respectively. The fair values as of August 31, 2020 were determined using the adjusted book value for the Ancillary Services reporting unit and the discounted cash flow model for the Alliance reporting unit.
As of October 1, 2020, prior to its annual impairment testing, the Company's three reporting units with allocated goodwill were as follows: 1) Surgical Facilities - $3.3 billion, 2) Ancillary Services - no remaining goodwill after the August 31 impairment discussed above, and 3) Alliance - $4.2 million. As of the October 1, 2020 valuation, the fair value for the Surgical Facilities reporting unit was substantially in excess of its carrying value, and there were no additional indicators of impairment related to the other reporting units. The fair value of the Surgical Facilities reporting unit as of October 1, 2020 was determined using the income and market approach as discussed above.
Subsequent to the date of our annual impairment test, the Company considered its operating results for the fourth quarter of 2020, macroeconomic, industry and market conditions, and other market indicators including its market capitalization. Based on its evaluation of all such factors, the Company concluded that an event had not occurred or circumstances had not changed that would more likely than not reduce the fair value of its reporting units below their carrying values. On December 31, 2020, the Company disposed of the Alliance reporting unit with the sale of its optical products purchasing organization.
During the year ended December 31, 2019, as a result of its impairment testing, the Company recorded non-cash impairment charges of $2.5 million related to the Alliance reporting unit.
During the year ended December 31, 2018, as a result of its impairment testing, the Company recorded non-cash impairment charges of $60.7 million and $13.7 million related to the Ancillary Services and Alliance reporting units, respectively.
A summary of the changes in the carrying amount of goodwill follows (in millions):

	December 31,
	2020	2019

Balance at beginning of period	$3,402.4	$3,382.8
Acquisitions, including post acquisition adjustments	154.7	22.3
Disposals and deconsolidations	(55.6)	(0.2)
Impairments	(33.5)	(2.5)
Balance at end of period	$3,468.0	$3,402.4
A summary of the Company's acquisitions and disposals for the years ended December 31, 2020 and 2019 is included in Note 2. "Acquisitions and Disposals."
A summary of the components of intangible assets follows (in millions):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Finite-lived intangible assets:
Management rights agreements	$31.1	$(10.1)	$21.0	$31.1	$(7.3)	$23.8
Other	13.6	(6.5)	7.1	8.8	(4.5)	4.3
Total finite-lived intangible assets	44.7	(16.6)	28.1	39.9	(11.8)	28.1
Indefinite-lived intangible assets	18.8	—	18.8	19.2	—	19.2
Total intangible assets	$63.5	$(16.6)	$46.9	$59.1	$(11.8)	$47.3

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
Amortization expense for intangible assets was $4.3 million, $4.6 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Total estimated amortization expense for the next five years and thereafter related to intangible assets follows (in millions):

2021	$5.7
2022	3.8
2023	2.9
2024	2.5
2025	1.9
Thereafter	11.3
Total	$28.1
5. Long-Term Debt
A summary of long-term debt follows (in millions):

	December 31,
	2020	2019

Senior secured term loan (1)	$1,539.4	$1,434.1
Senior secured revolving credit facility	—	—
6.750% senior unsecured notes due 2025	370.0	370.0
10.000% senior unsecured notes due 2027	545.0	430.0
Notes payable and other secured loans	137.5	104.0
Finance lease obligations	281.2	253.4
Less: unamortized debt issuance costs	(16.3)	(10.8)
Total debt	2,856.8	2,580.7
Less: Current maturities	64.4	56.0
Total long-term debt	$2,792.4	$2,524.7
(1)Includes unamortized fair value discount of $3.7 million and $4.6 million as of December 31, 2020 and 2019, respectively.
Senior Secured Credit Facilities
The Company has a credit agreement (the "Credit Agreement") providing for a $1.29 billion senior secured term loan (the "Term Loan"), a $180.0 million senior secured incremental term loan (the "2018 Incremental Term Loan"), a $120.0 million senior secured incremental term loan (the "2020 Incremental Term Loan") and a $120.0 million senior secured revolving credit facility (the "Revolver" and, together with the Term Loan, the 2018 Incremental Term Loan and the 2020 Incremental Term Loan, the “Senior Secured Credit Facilities"). The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the Credit Agreement, the Company may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver. On March 18, 2020, the Company drew down its available capacity under its Revolver, as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. During the second quarter, the Company fully repaid the outstanding balance. As of both December 31, 2020 and 2019, the Company had no outstanding borrowing on the Revolver. As of December 31, 2020, the Company's availability on the Revolver was $112.5 million (including outstanding letters of credit of $7.5 million).
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayments based on excess cash flow for the applicable fiscal year that will depend on the first lien net leverage ratio as of the last day of the applicable fiscal year, as well as upon the occurrence of certain other events, as described in the Credit Agreement. There were no excess cash flow payments required as of December 31, 2020.
On April 22, 2020, the Company entered into a second incremental term loan amendment, which further amended and supplemented the Credit Agreement to provide for a $120.0 million senior secured incremental term loan. The 2020 Incremental Term Loans were fully drawn on April 22, 2020 and bear interest at a rate per annum equal to (x) LIBOR plus a margin of 8.00% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate, (iii) one-month LIBOR plus 1.00% per annum and (iv) 2.00% per annum) plus a margin of 7.00% per annum. The 2020 Incremental Term Loans were incurred as a separate tranche of term loans under the Credit Agreement, and are subject to maturity, amortization and mandatory prepayment provisions consistent with the existing terms loans outstanding under the Credit Agreement. Voluntary prepayments of the 2020 Incremental Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except LIBOR breakage costs and a make-whole and call premium, as applicable, in the case of certain prepayments or events within a specified period of time after April 22, 2020, as set forth in the second incremental term loan amendment).
With respect to the Revolver, the Company is required to comply with a maximum consolidated total net leverage ratio of 9.50:1.00, which covenant will be tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is drawn in an aggregate amount greater than 35% of the total commitments under the Revolver. Such financial maintenance covenant is subject to an equity cure. The Credit Agreement includes customary negative covenants restricting or limiting the ability of the Company and its restricted subsidiaries, to, among other things, sell assets, alter its business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational documents, in each case, subject to customary and other agreed upon exceptions. The Credit Agreement also contains customary affirmative covenants and events of default. On April 16, 2020, the Company entered into a third amendment to Credit Agreement governing the Revolver, which amended and supplemented financial covenants applicable to the Revolver. Pursuant to the third amendment, the Company's requirement to comply with a maximum consolidated total net leverage ratio was waived for the remainder of 2020. Additionally, for the first three quarters of 2021, the third amendment provides for an alternative calculation for the maximum consolidated total net leverage ratio where the trailing four quarter basis may be negatively impacted by the impacts of the COVID-19 pandemic. The third amendment became effective concurrently with the funding of the 2020 Incremental Term Loans on April 22, 2020, and are discussed in more detail above. As of December 31, 2020, the Company was in compliance with the covenants contained in the Credit Agreement.
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
6.750% Senior Unsecured Notes due 2025
Effective June 30, 2017, the Company issued $370.0 million in gross proceeds of senior unsecured notes due July 1, 2025 (the "2025 Unsecured Notes"). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year. The 2025 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly-owned restricted subsidiaries that guarantees the Senior Secured Credit Facilities (subject to certain exceptions).
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10.000% Senior Unsecured Notes due 2027
Effective April 11, 2019, the Company issued $430.0 million in an aggregate principal amount of senior unsecured notes due April 15, 2027 (the "2027 Unsecured Notes"). The 2027 Unsecured Notes bear interest at the rate of 10.000% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2019. The 2027 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly-owned restricted subsidiaries that guarantees the Senior Secured Credit Facilities (subject to certain exceptions).
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
Other Debt
Certain of the Company’s subsidiaries have outstanding indebtedness under notes payable and other secured loans, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations for which the Company is liable to various vendors for several property and equipment leases classified as finance leases. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At December 31, 2020, the Company was in compliance with its covenants contained in the credit agreements.
Maturities
A summary of maturities for the Company's long-term debt, excluding unamortized debt issuance costs and the unamortized fair value discount discussed above, for the next five years and thereafter as of December 31, 2020 follows (in millions):

2021	$64.4
2022	57.1
2023	53.4
2024	1,519.7
2025	396.7
Thereafter	785.5
Total	$2,876.8
6. Leases
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Due to the COVID-19 pandemic, the Company received concessions for certain of its leases primarily consisting of deferral of rental payments. The Company has elected to account for these COVID-19 related concessions as though the enforceable rights and obligations for those concessions are explicit within the underlying contract. The Company accounts for the deferred rentals as a component of other current liabilities within the consolidated balance sheets. In a few instances the Company modified the terms of the lease in exchange for lease concessions. These modifications resulted in an increase to the Company's right-of-use operating lease assets and liabilities of $27.4 million during the year ended December 31, 2020.
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheets at December 31, 2020 and 2019 (in millions):

	Classification in Consolidated Balance Sheets	December 31, 2020	December 31, 2019

Assets:
Operating lease assets	Right-of-use operating lease assets	$310.1	$297.7
Finance lease assets	Property and equipment, net of accumulated depreciation	258.1	237.1
Total leased assets		$568.2	$534.8

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$39.2	$37.3
Long-term	Right-of-use operating lease liabilities	300.9	283.1
Total operating lease liabilities		340.1	320.4
Finance lease liabilities:
Current	Current maturities of long-term debt	18.9	15.8
Long-term	Long-term debt, less current maturities	262.3	237.6
Total finance lease liabilities		281.2	253.4
Total lease liabilities		$621.3	$573.8

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the weighted-average lease terms and discount rates at December 31, 2020 and 2019 (in millions):

	December 31, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases

Weighted-average remaining lease term	8.9 years	15.9 years	8.9 years	16.6 years
Weight average discount rate	10.3%	9.2%	10.4%	8.7%
The following table presents the components of the Company's lease expense and their classification in the consolidated statement of operations for the years ended December 31, 2020 and 2019 (in millions):

	December 31, 2020	December 31, 2019

Operating lease costs	$74.1	$70.4
Finance lease costs:
Amortization of leased assets	26.2	22.2
Interest on lease liabilities	22.2	13.0
Total finance lease costs	48.4	35.2
Variable and short-term lease costs	16.9	13.2
Total lease costs	$139.4	$118.8
During the years ended December 31, 2020 and 2019, the Company incurred lease costs of $22.8 million and $20.6 million, respectively, under operating lease agreements with physician investors who are related parties. During the years ended December 31, 2020 and 2019, the Company paid rent of $6.9 million and $6.7 million, respectively, under a finance lease agreement with a lessor who is a related party. One of the Company's surgical facilities has a non-controlling ownership interest in the lessor. Payments are allocated to principal adjustments of the finance lease liability and interest expense.
The following table presents supplemental cash flow information for the years ended December 31, 2020 and 2019 (dollars in millions):

	December 31, 2020	December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$68.1	$67.3
Operating cash outflows from finance leases	$20.7	$13.0
Financing cash outflows from finance leases	$18.3	$13.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$62.1	$56.2
Finance leases	$47.0	$133.3
Future maturities of lease liabilities at December 31, 2020 are presented in the following table (in millions):

	Operating Leases	Finance Leases

2021	$70.7	$43.2
2022	66.1	40.7
2023	62.1	37.0
2024	58.4	32.1
2025	50.0	30.7
Thereafter	219.1	381.9
Total lease payments	526.4	565.6
Less: imputed interest	(186.3)	(284.4)
Total lease obligations	$340.1	$281.2

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table presents a summary of activity related to the redeemable preferred stock for the years ended December 31, 2020 and 2019 (in millions):

	December 31,
	2020	2019

Balance at beginning of period	$395.0	$359.3
Dividends accrued (there were no cash dividends declared)	39.5	35.7
Balance at end of period	$434.5	$395.0
There were no unpaid cash dividends declared at December 31, 2020 and 2019. The aggregate and per share amounts of unpaid cumulative preferred dividends as of December 31, 2020 and 2019 were $109.0 million and $351.54, and $69.5 million and $224.09, respectively.
8. Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During 2020 and 2019, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that $21.8 million will be reclassified as an increase to interest expense.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2020 and 2019, the Company had four interest rate swaps with a current notional amount of $1.2 billion and a termination date of November 30, 2023. The derivatives are recorded at fair value (see Note 1. "Organization and Summary of Accounting Policies") and classified as a long-term liability included in other long-term liabilities in the consolidated balance sheets as of December 31, 2020 and 2019.
The following table presents the pre-tax effect of the interest rate swaps on the Company's accumulated OCI and statement of operations (in millions):

	Year Ended December 31,
	2020	2019	2018

Derivatives in cash flow hedging relationships:
Loss recognized in OCI (effective portion)	$30.5	$35.8	$23.1
Loss reclassified from accumulated OCI to interest expense (effective portion)	20.2	7.5	0.6
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
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Year Ended December 31,
	2020	2019	2018

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(116.1)	$(74.8)	$(205.7)
Less: Amounts allocated to participating securities (1)	(39.5)	(35.7)	(32.4)
Net loss attributable to common stockholders	$(155.6)	$(110.5)	$(238.1)

Denominator:
Weighted average shares outstanding- basic and diluted (2)	48,776	48,280	48,028

Basic and diluted loss per share (2)	$(3.19)	$(2.29)	$(4.96)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	712	—	83
Restricted shares	981	67	198
(1)Includes dividends accrued during all periods for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses.
(2)The impact of potentially dilutive securities for all periods were not considered because the effect would be anti-dilutive in each of those periods.
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
In 2018, the Company repurchased 156,818 shares of its common stock at an average price of $12.64 per share through market purchases. At December 31, 2020, the Company had $46.0 million of repurchase authorization available under the December 2017 authorization.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10.  Income Taxes
Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any change in tax rates that could impact deferred tax assets or liabilities are recognized in the same period the change occurs. If a net operating loss ("NOL") and/or interest limitation ("163(j)") carryforward exists, the Company makes a determination as to whether that NOL and/or 163(j) carryforward will be utilized in the future. A valuation allowance is established for certain net operating loss and interest limitation carryforwards when their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to adjust its deferred tax valuation allowances.
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2017 or state income tax examinations for years prior to 2016.
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
The Company made income tax payments of $1.7 million, $1.6 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Income tax (benefit) expense is comprised of the following (in millions):

	Year Ended December 31,
	2020	2019	2018

Current:
Federal	$(0.2)	$(0.2)	$(0.3)
State	1.9	1.7	1.5
Deferred:
Federal	(22.2)	3.2	16.5
State	0.4	4.8	8.7
Total income tax (benefit) expense	$(20.1)	$9.5	$26.4

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the provision for income taxes as reported in the consolidated statements of operations and the amount of income tax (benefit) expense computed by multiplying consolidated income (loss) in each year by the U.S. federal statutory rate of 21% (2020, 2019 and 2018) follows (in millions):

	Year Ended December 31,
	2020	2019	2018

Tax (benefit) expense at U.S.federal statutory rate	$(4.0)	$11.5	$(14.5)
State income tax, net of U.S. federal tax benefit	2.4	5.7	10.0
Change in valuation allowance	4.1	13.6	26.9
Net income attributable to non-controlling interests	(24.8)	(25.2)	(23.1)
Changes in measurement of uncertain tax positions	—	(0.1)	(0.1)
Stock option compensation	1.2	1.3	0.5
Differences related to divested facilities	(0.7)	0.1	6.0
Tax return reconciling differences	—	1.1	1.7
Change in effective tax rate	(0.8)	0.3	0.5
Tax Receivable Agreement liability	0.9	1.6	0.9
Goodwill impairment	4.3	0.5	8.9
Litigation settlement	(3.7)	—	8.6
Other	1.0	(0.9)	0.1
Total income tax (benefit) expense	$(20.1)	$9.5	$26.4
The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax asset are as follows (in millions):

	December 31,
	2020	2019

Deferred tax assets:
Medical malpractice liability	$4.0	$3.5
Accrued vacation and incentive compensation	3.2	2.3
Net operating loss carryforwards	164.7	143.0
Allowance for bad debts	2.5	2.2
Capital loss carryforwards	1.7	2.0
Amortization of intangible assets	2.2	0.3
Deferred financing costs	7.9	9.5
Section 163(j) interest	69.8	54.7
Interest rate swap liability	15.8	12.9
TRA liability	1.0	1.2
Right of use	50.6	52.1
Affiliate indebtedness receivable	—	6.8
Other deferred assets	16.4	9.0
Total gross deferred tax assets	339.8	299.5
Less: Valuation allowance	(91.1)	(77.9)
Total deferred tax assets	248.7	221.6
Deferred tax liabilities:
Depreciation on property and equipment	(1.8)	(2.8)
Basis differences of partnerships and joint ventures	(73.6)	(67.5)
Right of use	(47.5)	(51.5)
Other deferred liabilities	(1.0)	(1.1)
Total deferred tax liabilities	(123.9)	(122.9)
Net deferred tax assets	$124.8	$98.7

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company had federal NOL carryforwards of $615.7 million as of December 31, 2020, of which $516.2 million expire between 2026 and 2037. The remaining federal NOL carryforwards, which were generated subsequent to 2017, do not expire. The Company had state NOL carryforwards of $678.9 million as of December 31, 2020, which expire between 2021 and 2040. The Company had capital loss carryforwards of $6.2 million as of December 31, 2020, which expire between 2021 and 2023. The Company had federal and state credit carryforwards of $0.7 million as of December 31, 2020. The federal credits do not expire, and the state credits expire between 2021 and 2031. The Company had IRC Section 163(j) interest limitation carryforwards of $278.4 million as of December 31, 2020, which do not expire.
The Company has recorded a valuation allowance against deferred tax assets at December 31, 2020 and 2019 totaling $91.1 million and $77.9 million, respectively, which represents an increase of $13.2 million. The valuation allowance continues to be provided for certain deferred tax assets for which the Company believes it is more likely than not that the tax benefits will not be realized, which are primarily Section 163(j) interest carryforwards, certain state NOLs and capital loss carryforwards.
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
Included in the increase in the valuation allowance for the year ended December 31, 2020 was an increase of approximately $2.8 million that was recorded to additional-paid-in-capital as the result of the tax effect of the interest rate swap liability. Approximately $16.8 million of the valuation allowance as of December 31, 2020 is recorded against deferred tax assets that, if subsequently recognized, will be credited directly to contributed capital.
A reconciliation of the beginning and ending liability for gross unrecognized tax benefits for the years ended December 31, 2020 and 2019 is as follows (in millions):

	December 31,
	2020	2019

Unrecognized tax benefits at beginning of year	$0.1	$0.1
Reductions for tax positions of prior year	—	—
Unrecognized tax benefits at end of year	$0.1	$0.1
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations. For both years ended December 31, 2020 and 2019, the Company had approximately $0.1 million each of accrued interest and penalties related to uncertain tax positions. The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate, if recognized, is $0.1 million as of both December 31, 2020 and 2019. The reserves are included in long-term taxes payable in the consolidated balance sheet as of December 31, 2020.
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
The Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 ("2015 Omnibus Incentive Plan") from which all equity-based awards will be granted. Under this plan, the Company can grant stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of its common stock. As of December 31, 2020, 8,315,700 shares were authorized to be granted under the 2015 Omnibus Incentive Plan and 5,285,421 were available for future equity grants.
Restricted and Performance Share-Based Awards
During the years ended December 31, 2020 and 2019, the Company granted 1,077,367 and 556,450 restricted stock awards ("RSAs") to certain officers, employees and non-employee directors in accordance with the 2015 Omnibus Incentive Plan, respectively. Vesting and payment of these RSAs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three or five years after the date of grant. The fair values of these RSAs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the years ended December 31, 2020 and 2019, the Company granted 854,367 and 389,972 performance-based restricted stock units ("PSUs") subject to the achievement of a combination of performance conditions, respectively. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing for two years. For these PSUs, the number of shares payable at the end of the performance periods ranges from 0% to 150% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets. These PSUs are not considered outstanding until earned. During the years ended December 31, 2020 and 2019, 309,692 and 245,301 of the PSUs previously granted were deemed to have been earned, respectively.
Restricted and Performance Share-Based Activity
A summary of non-vested restricted share-based activity for the years ended December 31, 2020, 2019, and 2018 follows:

	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	574,456	$15.95
Granted/Earned	519,605	16.10
Forfeited/Cancelled	(180,719)	15.09
Vested	(210,318)	16.31
Outstanding at December 31, 2018	703,024	$16.18
Granted/Earned	801,751	12.70
Forfeited/Cancelled	(272,706)	12.97
Vested	(456,183)	16.20
Outstanding at December 31, 2019	775,886	$13.78
Granted/Earned	1,387,059	6.87
Forfeited/Cancelled	(162,635)	13.77
Vested	(552,943)	12.78
Outstanding at December 31, 2020	1,447,367	$9.75
Stock Options and Stock Appreciation Rights
The Company granted 2,256,500 and 700,000 stock options during the years ended December 31, 2019 and 2018, respectively. No stock options were granted during the year ended December 31, 2020. Options to purchase shares are granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
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
On December 16, 2018, the Company cancelled 200,000 stock options and replaced them with 200,000 stock-settled stock appreciation right awards (the "SAR Awards"). These were the only SAR Awards granted as of December 31, 2020. The SAR Awards had a base price equal to the exercise price of the cancelled stock options. Fifty percent (50%) of the SAR Awards will vest in five equal annual installments on each of the first five anniversaries of the date of grant, generally subject to continued employment on each vesting date. Twenty-five percent (25%) of the award will vest based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $25.00 over a period of sixty (60) consecutive trading days, and twenty-five percent (25%) of the award will vest based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $35.00 over a period of sixty (60) consecutive trading days, in each case, generally subject to continued employment on each vesting date. Forfeitures are recognized as incurred.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Option/SAR Valuation
In applying the Monte Carlo simulation model to value both the stock options and SAR Awards, the Company used the following assumptions:
▪     Risk-free interest rate.  The risk-free interest rate is used as a component of the fair value of stock options to take into account the time value of money. For the risk-free interest rate, the Company uses the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life, in years, of the options granted.
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
The following table sets forth the assumptions used by the Company to estimate the fair value of stock options and SAR Awards granted during the years ended December 31, 2019 and 2018. No stock options or SAR Awards were granted during the year ended December 31, 2020.

	2019	2018

Expected volatility	60%	60% - 65%
Risk-free interest rate	2.30% - 2.40%	2.50% - 2.90%
Expected dividends	—	—
Average expected term (years)	4	10
Fair value of stock options granted	$4.83 - $6.41	$8.48 - $9.44
The estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period.
Stock Option and Stock Appreciation Rights Activity
A summary of stock option and SAR Award activity for the years ended December 31, 2020, 2019, and 2018 follows:

	Options/SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2017	12,687	$20.10	1.2
Granted	700,000	12.90	10.0
Exercised	—
Forfeited/Cancelled	(200,000)	12.90	10.0
Outstanding at December 31, 2018	512,687	$13.03	9.8
Granted	2,256,500	13.00	9.2
Exercised	—
Forfeited/Cancelled	—
Outstanding at December 31, 2019	2,769,187	$13.02	9.0
Granted	—
Exercised	(4,199)	20.24	5.8
Forfeited/Cancelled	(4,473)	19.00	4.8
Outstanding at December 31, 2020 (1)	2,760,515	$12.88	8.0
(1) Of the outstanding stock options, 585,119 were exercisable as of December 31, 2020.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other information pertaining to equity-based compensation
At December 31, 2020, unrecognized compensation cost related to unvested shares was approximately $20.2 million. Unrecognized compensation cost will be expensed annually based on the number of shares that vest during the year.
The Company records equity-based compensation expense to recognize the fair value of the restricted shares that vest and stock options granted. The Company recorded equity-based compensation expense of $13.2 million, $10.2 million and $9.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
12.  Employee Benefit Plans
Surgery Partners 401(k) Plan
The Surgery Partners 401(k) Plan is a defined contribution plan whereby certain employees who have completed at least one month of service, including at least one hour of service during that period of time, are eligible to participate. Employees may enroll in the plan immediately upon completion of the minimum service requirement. The Surgery Partners 401(k) Plan allows eligible employees to make contributions of varying percentages or flat dollar amounts of their annual compensation, up to the maximum allowable amounts by the Internal Revenue Service ("IRS"). Eligible employees may or may not receive a match by the Company of their contributions. Employer contributions vest incrementally over a period of five years. The Company's contributions were $7.2 million for the year ended December 31, 2020 and $7.6 million for each of the years ended December 31, 2019 and 2018.
13. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	December 31,
	2020	2019

Right-of-use operating lease liabilities	$39.2	$37.3
Accrued legal settlement (1)	32.2	35.1
Interest payable	24.5	21.8
Tax receivable agreement liability	21.2	16.9
Amounts due to patients and payors	20.9	16.5
Cost report liabilities	16.9	5.6
Accrued expenses and other	62.1	58.0
Total	$217.0	$191.2
(1)See Note 14. "Commitments and Contingencies" for further discussion.
14. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of December 31, 2020 and 2019 were $21.4 million and $19.4 million, respectively. Expected insurance recoveries of $10.5 million and $12.1 million as of December 31, 2020 and 2019, respectively, are included as a component of other current assets and other long-term assets in the consolidated balance sheets.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Government Settlement
On April 14, 2020, Logan Laboratories, LLC ("Logan Labs"), a toxicology laboratory based in Tampa, Florida, that provides urine testing services and Tampa Pain Relief Centers, Inc. ("Tampa Pain" and, together with Logan Labs, the "Companies"), a pain management medical practice based in Tampa, Florida, both indirect wholly-owned subsidiaries of the Company, entered into a settlement agreement (the "Settlement Agreement") with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services ("OIG"), the Defense Health Agency, acting on behalf of the TRICARE Program, the Office of Personnel Management, as the administrator of the Federal Employees Health Benefits Program, the Office of Workers Compensation Programs of the United States Department of Labor, which administers federal workers compensation claims for federal employees, including the United States Postal Service, and the United States Department of Veterans Affairs (collectively, the "U.S. Parties") and certain other parties to resolve the pending DOJ investigation.
Under the terms of the Settlement Agreement, the Companies still owe payment of $30.7 million plus accrued interest on April 1, 2021. The Company previously recorded a litigation-related charge of $46.0 million relating to an anticipated resolution of the DOJ investigation on the consolidated statements of operations for the year ended December 31, 2018. For the year ended December 31, 2020, the Company recorded an additional litigation-related charge of $1.2 million relating to the resolution of the Covered Conduct on the consolidated statement of operations.
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
Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA was approximately $43.2 million and $60.1 million as of December 31, 2020 and 2019, respectively. The carrying value of the liability under the TRA, reflecting a discount, was $37.0 million and $48.7 million as of December 31, 2020 and 2019, respectively. The current portion of the liability was $21.2 million and $16.9 million as of December 31, 2020 and 2019, respectively, and is included as a component of other current liabilities in the

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
consolidated balance sheets. The long-term portion is included as a component of other long-term liabilities in the consolidate balance sheets.
15. Segment Reporting
The Company operates in three major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities, the operation of ancillary services and the operation of optical services. The Surgical Facility Services segment consists of the operation of ASCs and surgical hospitals and includes anesthesia services. The Ancillary Services segment consists of multi-specialty physician practices and a diagnostic laboratory, which was closed during the third quarter of 2020. The Optical Services segment consists of an optical products group purchasing organization, which was sold on December 31, 2020, as discussed in Note 2. "Acquisitions and Disposals." "All other" primarily consists of the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Year Ended December 31,
	2020	2019	2018
Revenues:
Surgical Facility Services	$1,793.4	$1,748.2	$1,682.4
Ancillary Services	63.6	79.4	79.6
Optical Services	3.1	3.8	9.5
Total	$1,860.1	$1,831.4	$1,771.5

Adjusted EBITDA:
Surgical Facility Services	$339.3	$328.9	$309.5
Ancillary Services	(3.4)	2.6	3.0
Optical Services	1.4	1.4	2.5
All other	(80.7)	(74.3)	(80.2)
Total	$256.6	$258.6	$234.8

Reconciliation of Adjusted EBITDA:
(Loss) income before income taxes	$(18.8)	$54.6	$(69.2)

Net income attributable to non-controlling interests	(117.4)	(119.9)	(110.1)
Depreciation and amortization	94.8	76.5	67.4
Interest expense, net	201.8	178.9	147.0
Equity-based compensation expense	13.2	10.2	9.3
Transaction, integration and acquisition costs (1)	38.2	36.1	34.0
Impairment charges	33.5	7.9	74.4
Loss (gain) on disposals and deconsolidations, net	5.7	(4.4)	31.8
Litigation settlement and other litigation costs (2)	6.4	4.6	46.0
Reserve adjustments (3)	—	—	2.7
Contingent acquisition compensation expense	—	—	1.5
Gain on escrow release (4)	(0.8)	—	—
Loss on debt extinguishment	—	11.7	—
Tax receivable agreement expense	—	2.4	—
Adjusted EBITDA	$256.6	$258.6	$234.8
(1)For the year ended December 31, 2020, this amount includes transaction and integration costs of $23.2 million, of which $6.6 million were acquisition related costs, and includes start-up costs related to a de novo surgical hospital of $15.0 million. For the year ended December 31, 2019, this amount includes transaction and integration costs of $19.0 million, and includes other acquisition costs and start-up costs related to a de novo surgical hospital of $17.1 million. For the year ended December 31, 2018, this amount includes transaction and integration costs of $31.7 million, and includes other acquisition costs of $2.3 million.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2)This amount includes litigation settlement costs of $1.2 million, $0.2 million and $46.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. This amount further includes other litigation costs of $5.2 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively, with no comparable costs in 2018.
(3)This amount represents adjustments to revenue in order to apply consistent policies to businesses acquired by Surgery Partners in prior periods.
(4)Included in other income in the consolidated statement of operations for the year ended December 31, 2020, with no comparable gain in 2019 and 2018.

	December 31,
	2020	2019
Assets:
Surgical Facility Services	$4,962.4	$4,580.4
Ancillary Services	35.0	69.6
Optical Services	—	17.7
All other	415.8	351.2
Total assets	$5,413.2	$5,018.9

	Year Ended December 31,
	2020	2019	2018
Cash purchases of property and equipment:
Surgical Facility Services	$38.7	$65.9	$34.2
Ancillary Services	0.4	1.1	0.4
All other	3.8	6.6	5.2
Total cash purchases of property and equipment	$42.9	$73.6	$39.8
16. Subsequent Events
On January 27, 2021, the Company entered into an underwriting agreement relating to a public offering of 7,500,000 shares (the “Firm Shares”) of the Company’s common stock, $0.01 par value per share, at a price to the public of $30.25 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 1,125,000 shares of common stock at the same price per share as the Firm Shares. On February 1, 2021, the Company completed the public offering pursuant to which the Company sold 8,625,000 shares of common stock, resulting in net proceeds of $249.2 million, net of underwriting discounts and commissions.
On January 27, 2021, the Company entered into an amendment to the credit agreement governing the Revolver, dated as of January 27, 2021 (the “Amendment”), which amended and supplemented the credit agreement, dated as of August 31, 2017, to provide for an extension of the maturity date of the Revolver to February 1, 2026 and an increase in the outstanding commitments under the Revolver in an amount equal to $50.0 million. The maturity extension and the additional commitments became operative on February 1, 2021, upon satisfaction by the Borrower of certain conditions precedent set forth in the Amendment, including the closing of the offering of the Firm Shares.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ J. Eric Evans J. Eric Evans Chief Executive Officer (Principal Executive Officer)
Date: March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
	Chief Executive Officer, Director (Principal Executive Officer)	March 10, 2021
/s/ J. Eric Evans
J. Eric Evans
	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2021
/s/ Thomas F. Cowhey
Thomas F. Cowhey
	Executive Chairman of the Board	March 10, 2021
/s/ Wayne S. DeVeydt
Wayne S. DeVeydt
	Director	March 10, 2021
/s/ T. Devin O'Reilly
T. Devin O'Reilly
	Director	March 10, 2021
/s/ Teresa DeLuca
Teresa DeLuca
	Director	March 10, 2021
/s/ John A. Deane
John A. Deane
	Director	March 10, 2021
/s/ Brent Turner
Brent Turner
	Director	March 10, 2021
/s/ Andrew Kaplan
Andrew Kaplan
	Director	March 10, 2021
/s/ Clifford G. Adlerz
Clifford G. Adlerz