Form 10-Q
period 2021-03-31
Surgery Partners, Inc.
filed 2021-05-05
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of April 28, 2021, there were 59,890,985 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$541.9	$317.9
Accounts receivable	367.0	382.2
Inventories	56.1	56.4
Prepaid expenses	21.1	17.6
Other current assets	31.7	27.4
Total current assets	1,017.8	801.5
Property and equipment, net of accumulated depreciation of $215.6 and $189.3, respectively	544.3	544.6
Goodwill and other intangible assets, net	3,517.5	3,514.9
Investments in and advances to affiliates	90.4	90.3
Right-of-use operating lease assets	305.4	310.1
Long-term deferred tax assets	127.4	124.8
Other long-term assets	36.2	27.0
Total assets	$5,639.0	$5,413.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$96.0	$100.2
Accrued payroll and benefits	67.3	65.4
Medicare accelerated payments and deferred governmental grants	109.0	109.8
Other current liabilities	241.3	217.0
Current maturities of long-term debt	61.2	64.4
Total current liabilities	574.8	556.8
Long-term debt, less current maturities	2,789.5	2,792.4
Right-of-use operating lease liabilities	295.4	300.9
Other long-term liabilities	126.1	139.7

Non-controlling interests—redeemable	308.2	306.8
Redeemable preferred stock - Series A; shares authorized, issued and outstanding - 310,000; redemption value - $439.7 and $434.5, respectively	439.7	434.5

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,000,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 59,898,730 and 50,461,706, respectively	0.6	0.5
Additional paid-in capital	843.3	607.9
Accumulated other comprehensive loss	(54.6)	(61.0)
Retained deficit	(452.8)	(431.8)
Total Surgery Partners, Inc. stockholders' equity	336.5	115.6
Non-controlling interests—non-redeemable	768.8	766.5
Total stockholders' equity	1,105.3	882.1
Total liabilities and stockholders' equity	$5,639.0	$5,413.2

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended March 31,
	2021	2020

Revenues	$512.4	$441.0
Operating expenses:
Salaries and benefits	151.7	140.4
Supplies	147.3	129.3
Professional and medical fees	55.5	46.8
Lease expense	22.8	21.3
Other operating expenses	31.6	28.4
Cost of revenues	408.9	366.2
General and administrative expenses	26.8	22.8
Depreciation and amortization	25.7	21.8
Income from equity investments	(2.6)	(2.0)
(Gain) loss on disposals and deconsolidations, net	(0.9)	3.5
Transaction and integration costs	5.3	5.5
Grant funds	(15.1)	—
Litigation settlement	—	1.2
Other income	—	(1.5)
Total operating expenses	448.1	417.5
Operating income	64.3	23.5
Interest expense, net	(53.3)	(47.1)
Income (loss) before income taxes	11.0	(23.6)
Income tax expense (benefit)	0.2	(15.2)
Net income (loss)	10.8	(8.4)
Less: Net income attributable to non-controlling interests	(31.8)	(19.1)
Net loss attributable to Surgery Partners, Inc.	(21.0)	(27.5)
Less: Amounts attributable to participating securities	(10.3)	(9.5)
Net loss attributable to common stockholders	$(31.3)	$(37.0)

Net loss per share attributable to common stockholders
Basic	$(0.57)	$(0.76)
Diluted (1)	$(0.57)	$(0.76)
Weighted average common shares outstanding
Basic	54,773	48,472
Diluted (1)	54,773	48,472
(1) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$10.8	$(8.4)
Other comprehensive income (loss), net of tax:
Derivative activity	6.4	(25.2)
Comprehensive income (loss)	17.2	(33.6)
Less: Comprehensive income attributable to non-controlling interests	(31.8)	(19.1)
Comprehensive loss attributable to Surgery Partners, Inc.	$(14.6)	$(52.7)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2019	49,299	$0.5	$662.7	$(50.7)	$(315.7)	$686.6	$983.4
Net (loss) income	—	—	—	—	(27.5)	13.6	(13.9)
Equity-based compensation	1,219	—	2.8	—	—	—	2.8
Preferred dividends	—	—	(9.5)	—	—	—	(9.5)
Other comprehensive loss	—	—	—	(25.2)	—	—	(25.2)
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	(0.7)	—	—	1.4	0.7
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(14.9)	(14.9)
Balance at March 31, 2020	50,518	$0.5	$655.3	$(75.9)	$(343.2)	$686.7	$923.4

Balance at December 31, 2020	50,462	$0.5	$607.9	$(61.0)	$(431.8)	$766.5	$882.1
Net (loss) income	—	—	—	—	(21.0)	21.1	0.1
Equity-based compensation	812	—	(2.8)	—	—	—	(2.8)
Preferred dividends	—	—	(10.3)	—	—	—	(10.3)
Equity offering	8,625	0.1	248.2	—	—	—	248.3
Other comprehensive loss	—	—	—	6.4	—	—	6.4
Acquisition and disposal of shares of non-controlling interests, net (1)	—	—	0.3	—	—	2.0	2.3
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(20.8)	(20.8)
Balance at March 31, 2021	59,899	$0.6	$843.3	$(54.6)	$(452.8)	$768.8	$1,105.3
(1)Includes post acquisition date adjustments.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$10.8	$(8.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25.7	21.8
Non-cash interest expense, net	1.6	1.3
Equity-based compensation expense	5.2	3.5
(Gain) loss on disposals and deconsolidations, net	(0.9)	3.5
Deferred income taxes	(0.1)	(15.5)
Income from equity investments, net of distributions received	(0.2)	0.5
Non-cash lease expense	9.8	9.4
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	3.9	15.5
Medicare accelerated payments and deferred governmental grants	(7.2)	—
Other operating assets and liabilities	1.6	(2.4)
Net cash provided by operating activities	50.2	29.2

Cash flows from investing activities:
Purchases of property and equipment	(14.5)	(11.8)
Payments for acquisitions, net of cash acquired	(2.1)	(5.5)
Proceeds from disposals of facilities and other assets	2.3	9.4
Other investing activities	—	0.2
Net cash used in investing activities	(14.3)	(7.7)

Cash flows from financing activities:
Principal payments on long-term debt	(16.6)	(52.8)
Borrowings of long-term debt	0.6	158.4
Payments of debt issuance costs	(1.1)	—
Proceeds from equity offering	260.9	—
Payments of equity offering costs	(12.6)	—
Payment of preferred dividends	(5.1)	—
Distributions to non-controlling interest holders	(31.3)	(24.0)
Receipts (payments) related to ownership transactions with non-controlling interest holders	1.0	(0.4)
Other financing activities	(8.0)	(0.8)
Net cash provided by financing activities	187.8	80.4
Net increase in cash, cash equivalents and restricted cash	223.7	101.9
Cash, cash equivalents and restricted cash at beginning of period	318.2	93.0
Cash, cash equivalents and restricted cash at end of period	$541.9	$194.9
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
As of March 31, 2021, the Company owned or operated a portfolio of 127 surgical facilities, comprised of 110 ASCs and 17 surgical hospitals in 30 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 85 of the surgical facilities and consolidated 107 of these facilities for financial reporting purposes.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K").
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
COVID-19 Pandemic
The COVID-19 global pandemic has significantly affected the Company's facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. The impact of COVID-19 on the Company's surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. Although the Company cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, surgical case volumes continue to improve as states re-open and allow for non-emergent procedures.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law to provide stimulus funding for the United States economy. As part of the CARES Act, the United States government announced that it would offer relief to eligible health care providers, including distribution of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse. The Company has received approximately $66 million of the grant funds distributed under the CARES Act and other governmental assistance programs, including approximately $7 million during the three months ended March 31, 2021. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds will be used for COVID-19 related healthcare expenses or lost revenues.
The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met considers, among other things, the CARES Act, the COVID-19 Economic Relief Bill, enacted on December 27, 2020, and all frequently asked questions and other interpretive guidance issued by the United States Department of Health and Human Services ("HHS"), including the Post-Payment Notice of Reporting Requirements issued on January 15, 2021 (the "January 15, 2021 Notice") and frequently asked questions issued by HHS on January 28, 2021 which clarified previously issued guidance, as well as expenses incurred attributable to

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
COVID-19 and the Company’s results of operations during such period compared to the Company’s budget. This guidance sets forth the allowable methods for quantifying eligible healthcare related expenses and lost revenues. Only healthcare related expenses attributable to COVID-19 that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. The January 15, 2021 Notice and frequently asked questions issued by HHS on January 28, 2021 indicated that targeted distribution payments may be allocated or transferred to subsidiaries subject to distinct conditions for such allocations or transfers. There is limited guidance on the allocation of other grants distributed (e.g., not identified as "targeted"). The Company adopted a methodology that considered the allocation or transfer of the Company’s portion of projected unused grants, based on ownership interests, to subsidiaries. The methodology was consistently applied for all grants received. The Company may adjust its methodology in the future if further guidance is issued by HHS. The Company estimates approximately $15.1 million of grant funds received qualified for recognition as a reduction in operating expenses for the three months ended March 31, 2021.
Amounts received, but not recognized as a reduction to operating expenses as of March 31, 2021, are reflected as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets as of March 31, 2021, and such unrecognized amounts may be recognized as a reduction in operating expenses in future periods if the underlying conditions for recognition are met. HHS’ interpretation of the underlying terms and conditions of grant funds received through the CARES Act and other governmental assistance programs, including auditing and reporting requirements, may evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in the Company’s inability to recognize certain payments, changes in the estimate of amounts recognized, or the derecognition of amounts previously recognized, which may be material.
As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program, which allowed for most providers and suppliers, including the Company’s surgical hospitals and ASCs to request an advance payment of anticipated Medicare revenues. Under the current terms of the program, repayment begins one year from the date that payment under the program was received, and all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. Once the repayment period begins, the offset will be limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. Any outstanding amounts due at the end of the repayment period are subject to interest at a rate of 4%. The Company received approximately $120 million of accelerated payments during the year ended December 31, 2020. These accelerated payments received were deferred. As of March 31, 2021 and December 31, 2020, the current portion was approximately $104 million and $95 million, respectively, and is included as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets. The long-term portion is included as a component of other long-term liabilities in the consolidate balance sheets. The Company does not expect to receive additional Medicare accelerated payments.
The CARES Act also provided for the deferral of the Company's portion of social security payroll taxes during 2020. Under the CARES Act, half of the deferred amount will have to be paid in each of December 2021 and December 2022. As of both March 31, 2021 and December 31, 2020, the Company had deferred approximately $16.9 million. The current portion is included as a component of accrued payroll and benefits and the long term portion is included as a component of other long-term liabilities in the condensed consolidated balance sheets.
The Company is continuing to closely monitor legislative actions and regulatory guidance at the federal, state and local levels with respect to the CARES Act as other governmental assistance might become available to the Company.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of March 31, 2021, the Company's consolidated VIEs include four surgical facilities and three physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 were $28.0 million and $27.7 million, respectively, and the total liabilities of the consolidated VIEs were $21.4 million and $21.1 million, respectively.
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020

Senior secured term loan	$1,535.7	$1,539.4	$1,522.2	$1,533.4
6.750% senior unsecured notes due 2025	$370.0	$370.0	$376.0	$376.0
10.000% senior unsecured notes due 2027	$545.0	$545.0	$598.8	$596.8
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values based on Level 3 inputs.
The Company has entered into certain interest rate swap agreements (see Note 6. "Derivatives and Hedging Activities"). The fair value of these derivative instruments was $54.6 million and $61.0 million at March 31, 2021 and December 31, 2020, respectively, and was included in other long-term liabilities in the condensed consolidated balance sheets. The fair value of these derivative financial instruments was based on a quoted market price, or Level 2 inputs.
Revenues
The Company's revenues generally relate to contracts with patients in which the performance obligations are to provide health care services. The Company recognizes revenues in the period in which its obligations to provide health care services are satisfied and reports the amount that reflects the consideration the Company expects to be entitled to receive. The contractual relationships with patients, in most cases, also involve a third-party payor (e.g., Medicare, Medicaid and private insurance organizations, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by or negotiated with the third-party payors. The payment arrangements with third-party payors for the services provided to the related patients typically specify payments at amounts less than the Company's standard charges. The Company continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended March 31,
	2021	2020
Patient service revenues:
Surgical facilities revenues	95.5%	94.7%
Ancillary services revenues	3.2%	3.9%
Total patient service revenues	98.7%	98.6%
Other service revenues	1.3%	1.4%
Total revenues	100.0%	100.0%
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
Other service revenues. Other service revenues include management and administrative service fees derived from the non-consolidated facilities that the Company accounts for under the equity method, management of surgical facilities in which it does not own an interest, and management services provided to physician practices for which the Company is not required to provide capital or additional assets. These agreements typically require the Company to provide recurring management services over a multi-year period, which are billed and collected on a monthly basis. The fees derived from these management arrangements are based on a predetermined percentage of the revenues of each facility or practice and are recognized in the period in which management services are rendered and billed. For the three months ended March 31, 2020, other service revenues also includes optical service revenues, which consisted of handling charges billed to the members of the Company's optical products purchasing organization. The Company sold its optical products purchasing organization on December 31, 2020.
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$246.1	48.7%	$226.0	52.0%
Government	226.4	44.8%	175.8	40.5%
Self-pay	13.2	2.6%	12.8	2.9%
Other (1)	20.0	3.9%	20.0	4.6%
Total patient service revenues	505.7	100.0%	434.6	100.0%
Other service revenues	6.7		6.4
Total revenues	$512.4		$441.0
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
At December 31, 2020, cash, cash equivalents and restricted cash reported within the condensed consolidated statement of cash flows includes $0.3 million of restricted investments, which are reflected in other long-term assets in the condensed consolidated balance sheets. These restricted investments represented restricted cash held in accordance with the provisions of a long-term operating lease agreement held as security for performance under the Company's covenants and obligations within the agreement. The restrictions were released during the three months ended March 31, 2021.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
category. Collection efforts include direct contact with third-party payors or patients, written correspondence and the use of legal or collection agency assistance, as required.
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions and dispositions for the three months ended March 31, 2021 is included in Note 2. "Acquisitions."

A summary of activity related to goodwill for the three months ended March 31, 2021 is as follows (in millions):

Balance at December 31, 2020	$3,468.0
Acquisitions, including post acquisition adjustments	2.0
Balance at March 31, 2021	$3,470.0
A detailed evaluation of potential impairment indicators was performed as of March 31, 2021, which specifically considered the ongoing impact of the COVID-19 pandemic. On the basis of available evidence as of March 31, 2021, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.
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
A summary of activity related to non-controlling interests—redeemable for the three months ended March 31, 2021 and 2020 is as follows (in millions):

	2021	2020

Balance at beginning of period	$306.8	$321.0
Net income attributable to non-controlling interests—redeemable	10.7	5.5
Acquisition and disposal of shares of non-controlling interests, net—redeemable	1.2	(1.6)
Distributions to non-controlling interest—redeemable holders	(10.5)	(9.1)
Balance at end of period	$308.2	$315.8
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company's effective tax rate was 1.8% for the three months ended March 31, 2021 compared to 64.4% for the three months ended March 31, 2020. For the three months ended March 31, 2021, the effective tax rate differed from 21% due to tax benefits of $2.2 million related to the vesting of restricted stock awards. For the three months ended March 31, 2020, the effective tax rate differed from 21% due to tax benefits of $11.9 million attributable to (a) the release of federal and state valuation allowances on the Company’s Internal Revenue Code Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the CARES Act, and (b) the Settlement Agreement, as defined in Note 9. "Commitments and Contingencies." Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standard Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU is effective as of March 12, 2020 through December 31, 2022. Entities may adopt ASU 2020-04 as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is evaluating the impact of this ASU on the Company’s consolidated financial statements.
2. Acquisitions
During the three months ended March 31, 2021, the Company acquired two surgical facilities in existing markets that were merged into existing facilities for cash consideration of $2.1 million, net of cash acquired. The cash consideration was funded through cash from operations. The total consideration was allocated to the assets acquired and liabilities assumed based upon the respective acquisition date fair values, with $1.6 million allocated to goodwill. The fair values assigned to certain assets acquired and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. During the three months ended March 31, 2021, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2020. The goodwill acquired was allocated to the Company's Surgical Facility services reportable segment. The results of operations of the acquisitions were included in the Company’s results of operations beginning on the dates of acquisition and were not considered significant for the three months ended March 31, 2021.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	March 31, 2021	December 31, 2020

Senior secured term loan (1)	$1,535.7	$1,539.4
6.750% senior unsecured notes due 2025	370.0	370.0
10.000% senior unsecured notes due 2027	545.0	545.0
Notes payable and other secured loans	131.2	137.5
Finance lease obligations	284.5	281.2
Less: unamortized debt issuance costs, discount and premium, net	(15.7)	(16.3)
Total debt	2,850.7	2,856.8
Less: Current maturities	61.2	64.4
Total long-term debt	$2,789.5	$2,792.4
(1)Includes unamortized fair value discount of $3.4 million and $3.7 million as of March 31, 2021 and December 31, 2020, respectively.
Revolving Credit Facility
On January 27, 2021, the Company entered into an amendment to the credit agreement governing its revolving credit facility (the "Revolver"), dated as of January 27, 2021, which amended and supplemented the credit agreement, dated as of August 31, 2017, to provide for an extension of the maturity date of the Revolver to February 1, 2026 and a $50.0 million increase in the outstanding commitments under the Revolver. The maturity extension and the additional commitments became operative on February 1, 2021. As of March 31, 2021, the Company's availability on the Revolver was $162.5 million (including outstanding letters of credit of $7.5 million). There were no outstanding borrowings under the Revolver as of both March 31, 2021 and December 31, 2020.
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
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statement of operations (in millions):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$18.6	$18.2
Finance lease costs:
Amortization of leased assets	7.1	5.9
Interest on lease liabilities	6.3	5.4
Total finance lease costs	13.4	11.3
Variable and short-term lease costs	5.2	4.0
Total lease costs	$37.2	$33.5

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents supplemental cash flow information (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$18.2	$17.5
Operating cash outflows from finance leases	$5.7	$4.5
Financing cash outflows from finance leases	$5.0	$4.5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6.3	$7.6
Finance leases	$1.4	$6.3
5. Redeemable Preferred Stock
On August 31, 2017, the Company issued 310,000 shares of Series A Preferred Stock to Bain Capital Private Equity, L.P. ("Bain Capital") at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million.
A summary of activity related to the Series A Preferred Stock follows (in millions):

Balance at December 31, 2019	$434.5
Dividends accrued	10.3
Dividends declared	(5.1)
Balance at March 31, 2021	$439.7
There were no unpaid cash dividends declared at both March 31, 2021 and December 31, 2020. The aggregate and per share amounts of unpaid cumulative preferred dividends as of March 31, 2021 was $114.1 million and $368.20, respectively.
On April 20, 2021, the Company announced that it sent notice to Bain Capital of its intent to convert all of the outstanding shares of Series A Preferred Stock into shares of common stock of the Company on May 17, 2021. See Note 11. "Subsequent Events" for further discussion.
6. Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During 2020 and 2021, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $21.9 million will be reclassified as an increase to interest expense.
As of March 31, 2021, the Company had four interest rate swaps with a notional amount of $1.2 billion and a termination date of November 30, 2023. The derivatives are recorded at fair value (see Note 1. "Organization and Summary of Accounting Policies") and classified as a long-term liability included in other long-term liabilities in the condensed consolidated balance sheets.
The following table presents the pre-tax effect of the interest rate swaps on the Company's accumulated OCI and condensed consolidated statement of operations (in millions):

	Three Months Ended March 31,
	2021	2020
Derivatives in cash flow hedging relationships:
(Gain) loss recognized in OCI (effective portion)	$(0.9)	$28.6
Loss reclassified from accumulated OCI to interest expense (effective portion)	$5.5	$3.4

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
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to Surgery Partners, Inc.	$(21.0)	$(27.5)
Less: amounts allocated to participating securities (1)	(10.3)	(9.5)
Net loss attributable to common stockholders	$(31.3)	$(37.0)

Denominator:
Weighted average shares outstanding- basic and diluted (2)	54,773	48,472

Loss per share:
Basic and diluted (2)	$(0.57)	$(0.76)

Dilutive securities outstanding not included in the computation of loss per share as their effect is antidilutive:
Stock options	1,728	72
Restricted shares	1,410	298
(1)Includes dividends accrued during all periods for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses.
(2)The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in each period.
On January 27, 2021, the Company entered into an underwriting agreement relating to a public offering of 7,500,000 shares (the “Firm Shares”) of the Company’s common stock, $0.01 par value per share, at a price to the public of $30.25 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 1,125,000 shares of common stock at the same price per share as the Firm Shares. On February 1, 2021, the Company completed the public offering pursuant to which the Company sold 8,625,000 shares of common stock (including the Firm Shares and the option shares), resulting in gross proceeds of $260.9 million. In connection with the offering, the Company incurred underwriting discounts, commissions and other related costs of $12.6 million, which were recognized as a direct reduction of proceeds received.
8. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	March 31, 2021	December 31, 2020

Right-of-use operating lease liabilities	$39.6	$39.2
Accrued legal settlement (1)	32.2	32.2
Interest payable	31.5	24.5
Tax receivable agreement liability	21.2	21.2
Amounts due to patients and payors	22.4	20.9
Cost report liabilities	21.7	16.9
Accrued expenses and other	72.7	62.1
Total	$241.3	$217.0
(1)See Note 10. "Commitments and Contingencies" for further discussion.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of March 31, 2021 and December 31, 2020 were $22.1 million and $21.4 million, respectively. Expected insurance recoveries of $10.5 million as of both March 31, 2021 and December 31, 2020, are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.
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
Under the terms of the Settlement Agreement, the Companies were required to pay $30.7 million plus accrued interest on April 1, 2021. The Company previously recorded a litigation-related charge of $46.0 million relating to an anticipated resolution of the DOJ investigation on the consolidated statements of operations for the year ended December 31, 2018. During the three months ended March 31, 2020, the Company recorded an additional litigation-related charge of $1.2 million relating to the resolution of the Covered Conduct included in litigation settlement on the condensed consolidated statement of operations.
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
Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA was approximately $43.2 million as of both March 31, 2021 and December 31, 2020. As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $37.9 million and $37.0 million as of March 31, 2021 and December 31, 2020, respectively. The current portion of the liability was $21.2 million as of both March 31, 2021 and December 31, 2020, and is included as a component of other current liabilities in the condensed consolidated balance sheets. The long-term portion is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Segment Reporting
The Company currently operates in two major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities and the operation of ancillary services. The Surgical Facility Services segment consists of the operation of ASCs and surgical hospitals and includes anesthesia services. The Ancillary Services segment consists of multi-specialty physician practices and a diagnostic laboratory, which was closed during the third quarter of 2020. The Optical Services segment for the three months ended March 31, 2020 reflected in the table below consisted of an optical products group purchasing organization, which was sold on December 31, 2020. "All other" primarily consists of the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended March 31,
	2021	2020
Revenues:
Surgical Facility Services	$495.8	$423.2
Ancillary Services	16.6	17.0
Optical Services	—	0.8
Total	$512.4	$441.0

Adjusted EBITDA:
Surgical Facility Services	$95.0	$67.2
Ancillary Services	(0.9)	(2.0)
Optical Services	—	0.4
All other	(21.2)	(19.1)
Total	$72.9	$46.5

Reconciliation of Adjusted EBITDA:
Income (loss) before income taxes	$11.0	$(23.6)

Net income attributable to non-controlling interests	(31.8)	(19.1)
Depreciation and amortization	25.7	21.8
Interest expense, net	53.3	47.1
Equity-based compensation expense	5.2	3.5
Transaction, integration and acquisition costs (1)	9.4	12.6
(Gain) loss on disposals and deconsolidations, net	(0.9)	3.5
Litigation settlement and other litigation costs (2)	1.0	1.5
Gain on escrow release (3)	—	(0.8)
Adjusted EBITDA	$72.9	$46.5
(1)This amount includes transaction and integration costs of $5.3 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $4.1 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively.
(2)This amount includes other litigation costs of $1.0 million for the three months ended March 31, 2021. This amount includes litigation settlement costs of $1.2 million and other litigation costs of $0.3 million for the three months ended March 31, 2020.
(3)Included in other income in the condensed consolidated statement of operations for the three months ended March 31, 2020, with no comparable gain in the same 2021 period.

	March 31, 2021	December 31, 2020
Assets:
Surgical Facility Services	$4,966.3	$4,962.4
Ancillary Services	34.7	35.0
All other	638.0	415.8
Total assets	$5,639.0	$5,413.2

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash purchases of property and equipment:
Surgical Facility Services	$14.2	$11.0
Ancillary Services	0.1	0.1
All other	0.2	0.7
Total cash purchases of property and equipment	$14.5	$11.8
11. Subsequent Events
Pursuant to the Certificate of Designations, Preferences, Rights and Limitations of 10.00% Series A Convertible Perpetual Participating Preferred Stock of Surgery Partners, Inc. (the “Certificate of Designation”), the Company may require the conversion of all, but not less than all, of the Series A Preferred Stock pursuant to the terms and conditions of the Certificate of Designation, after the second anniversary of the date of issuance, if the volume weighted average closing price of the Common Stock for any twenty out of thirty consecutive trading days prior to such date, equals or exceeds $42.00 per share. In accordance with such provision, on April 20, 2021, the Company announced that it sent notice to Bain Capital of its intent to convert all of the outstanding shares of Series A Preferred Stock into approximately 22.609 million shares of common stock, par value $0.01 per share, of the Company on May 17, 2021. Following the conversion, no shares of Series A Preferred Stock will remain outstanding.
On May 3, 2021, SP Holdco I, Inc., a Delaware corporation (“Holdings”), and Surgery Center Holdings, Inc., a Delaware corporation (the “Borrower”) and certain wholly-owned subsidiaries of the Borrower party thereto from time to time, entered into a sixth amendment to credit agreement, dated as of May 3, 2021 (the “Sixth Amendment”), with Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions and lenders party thereto, which amended the credit agreement, originally dated as of August 31, 2017, by and among the Borrower, Holdings, certain wholly-owned subsidiaries of the Borrower party thereto from time to time, Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto from time to time (as amended prior to May 3, 2021) (the “Credit Agreement”). The Sixth Amendment provides for, among other things, a new tranche of term loans under the Credit Agreement in an aggregate original principal amount of approximately $1.545 billion (the “New Term Loans”), which New Term Loans replace or refinance in full all of the existing term loans outstanding under the Credit Agreement (as in effect immediately prior to the Sixth Amendment), all as further set forth in the Sixth Amendment. The New Term Loans mature on August 31, 2026 (or, if at least $185 million of the Borrower’s 6.750% senior unsecured notes due 2025 shall have not either been repaid, repurchased or redeemed or refinanced with indebtedness having a maturity date not earlier than 91 days after August 31, 2026 by no later than April 1, 2025, then April 1, 2025). The New Term Loans shall bear interest at a rate per annum equal to (x) LIBOR plus a margin of 3.75% per annum (LIBOR with respect to the New Term Loans shall be subject to a floor of 0.75%) or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (the alternate base rate with respect to the New Term Loans shall be subject to a floor of 1.75%)) plus a margin of 2.75% per annum. The New Term Loans are subject to quarterly amortization in an aggregate original principal amount of approximately 1.0% per annum. Voluntary prepayments of the New Term Loan are permitted, in whole or in part, with prior notice, without premium or penalty (except LIBOR breakage costs and a call premium in the case of certain repricing events within a specified period of time after May 3, 2021, as further set forth in the Sixth Amendment).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our 2020 Annual Report on Form 10-K. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Partners, Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term “employees” refers to employees of affiliates of Surgery Partners, Inc.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations. The words "projections," "believe," "continue," "drive," "estimate," "expect," "intend," "may," "plan," "will," "could," "would" and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, the duration and severity of the COVID-19 outbreak in the United States and the regions in which we operate; the impact to the state and local economies of prolonged restrictive orders and the pandemic generally; our ability to respond nimbly to challenging economic conditions; the unpredictability of our case volume both in the current environment and as restrictions are eased; our ability to preserve or raise sufficient funds to continue operations throughout this period of uncertainty; the impact of our cost-cutting measures on our future performance; our ability to cause distributions from our subsidiaries; the responsiveness of our payors, including Medicaid and Medicare, to the challenging operating conditions, including their willingness and ability to continue paying in a timely manner and to advance payments in a timely manner, if at all; the impact of COVID-19 related stimulus programs, including the CARES Act, and uncertainty in how these programs may be administered, monitored and modified in the future; our ability to execute on our operational and strategic initiatives; the timing and impact of our portfolio optimization efforts; our ability to continue to improve same-facility volume and revenue growth on the timeline anticipated, if at all; our ability to successfully integrate acquisitions; the anticipated impact and timing of our ongoing efficiency efforts; the impact of adverse weather conditions and other events outside of our control; and the risks and uncertainties set forth under the heading "Risk Factors" in our 2020 Annual Report on Form 10-K and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
Total revenues for the first quarter of 2021 increased 16.2% to $512.4 million from $441.0 million for the first quarter of 2020. Same-facility revenues for the first quarter of 2021 increased 15.3% from the same period last year, with a 7.6% increase in revenue per case and a 7.1% increase in same-facility cases. The increase in same-facility revenues is attributable to the Company's recovery from the negative impacts of the COVID-19 pandemic in the first quarter of 2020. For the first quarter of 2021, the Company’s net loss attributable to common stockholders and Adjusted EBITDA was $31.3 million and $72.9 million, respectively, compared to $37.0 million and $46.5 million for the same period last year. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Metrics." The increase in Adjusted EBITDA was primarily attributable to the Company's recovery from the negative impacts of the COVID-19 pandemic in the first quarter of 2020.
We had cash and cash equivalents of $541.9 million and $162.5 million of borrowing capacity under our revolving credit facility at March 31, 2021. Operating cash flows were $50.2 million in the first quarter of 2021, an increase of $21.0 million as compared to the prior year period, primarily driven by an overall increase in net income. Net operating cash inflows, including operating cash flows less distributions to non-controlling interests, were $18.9 million for the first quarter of 2021, compared to $5.2 million for the first quarter of 2020.
Impact of COVID-19
The COVID-19 global pandemic has significantly affected our facilities, employees, patients, communities, business operations and financial performance, as well as the U.S. economy and financial markets. The COVID-19 pandemic materially impacted our financial performance for the year ending December 31, 2020, and has continued to impact our financial performance during the three months ended March 31, 2021. The length and severity of the pandemic continues to be difficult to predict and is dependent on factors beyond our control. The impact of the COVID-19 pandemic on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures typically performed. Although we cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, surgical case volumes continue to improve as states re-open and allow for non-emergent procedures. We cannot predict if or when utilization may return to pre-pandemic levels.
The Company is continuing to monitor legislative actions at federal and state levels, including the impact of the CARES Act and other governmental assistance that might be available.
Revenues
Our revenues consist of patient service revenues and other service revenues. Patient service revenues consist of revenue from our surgical facility services and ancillary services segments. Specifically, patient service revenues include fees for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes, as well as for patient visits to our physician practices, anesthesia services, pharmacy services and diagnostic screens ordered by our physicians. Other service revenues include management and administrative service fees derived from our non-consolidated facilities that we account for under the equity method, management of surgical facilities and physician practices in which we do not own an interest and management services we provide to physician practices for which we are not required to provide capital or additional assets. For the three months ended March 31, 2020, other service revenues also includes optical service revenues, which consisted of handling charges billed to the members of our optical products purchasing organization, which was sold on December 31, 2020.
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Patient service revenues:
Surgical facilities revenues	95.5%	94.7%
Ancillary services revenues	3.2%	3.9%
Total patient service revenues	98.7%	98.6%
Other service revenues	1.3%	1.4%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended March 31,
	2021	2020

Private insurance payors	48.7%	52.0%
Government payors	44.8%	40.5%
Self-pay payors	2.6%	2.9%
Other payors (1)	3.9%	4.6%
Total	100.0%	100.0%
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

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2021	2020

Orthopedic and pain management	37.5%	38.7%
Ophthalmology	25.4%	25.8%
Gastrointestinal	21.4%	20.0%
General surgery	3.0%	3.1%
Other	12.7%	12.4%
Total	100.0%	100.0%
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2020 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2020.
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table summarizes certain results from the statements of operations for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Three Months Ended March 31,
	2021	2020

Revenues	$512.4	$441.0
Operating expenses:
Cost of revenues	408.9	366.2
General and administrative expenses	26.8	22.8
Depreciation and amortization	25.7	21.8
Income from equity investments	(2.6)	(2.0)
(Gain) loss on disposals and deconsolidations, net	(0.9)	3.5
Transaction and integration costs	5.3	5.5
Grant funds	(15.1)	—
Litigation settlement	—	1.2
Other income	—	(1.5)
Total operating expenses	448.1	417.5
Operating income	64.3	23.5
Interest expense, net	(53.3)	(47.1)
Income (loss) before income taxes	11.0	(23.6)
Income tax expense (benefit)	0.2	(15.2)
Net income (loss)	10.8	(8.4)
Less: Net income attributable to non-controlling interests	(31.8)	(19.1)
Net loss attributable to Surgery Partners, Inc.	$(21.0)	$(27.5)
Overview. During the three months ended March 31, 2021, our revenues increased 16.2% to $512.4 million compared to $441.0 million for the three months ended March 31, 2020. We incurred a net loss attributable to Surgery Partners, Inc. of $21.0 million for the 2021 period, compared to $27.5 million for the 2020 period. The increase in revenues was primarily attributable to increases in surgical case volumes as the Company continues to recover from the COVID-19 pandemic that began in the first quarter of 2020 and acquisitions completed in 2020.

Revenues. Revenues for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were as follows (dollars in millions):

	Three Months Ended March 31,
	2021	2020

Patient service revenues	$505.7	$434.6
Other service revenues	6.7	6.4
Total revenues	$512.4	$441.0
Patient service revenues increased 16.4% to $505.7 million for the three months ended March 31, 2021 compared to $434.6 million for the three months ended March 31, 2020. The increase of 16.4% was driven by a 7.6% increase in same-facility revenue per case and a 7.1% increase in same-facility case volume primarily driven by case count and case mix recovery from the impacts of the COVID-19 pandemic that the Company began experiencing in the first quarter of 2020.
Cost of Revenues. Cost of revenues were $408.9 million for the three months ended March 31, 2021 compared to $366.2 million for the three months ended March 31, 2020. The increase in costs was primarily attributable to acquisitions completed in 2020 and 2019 and an increase in supply costs associated with higher acuity surgical case volumes. As a percentage of revenues, cost of revenues decreased to 79.8% for the 2021 period compared to 83.0% for the 2020 period, as lower acuity procedures with lower cost of sales returned from COVID-19 related lows experienced in the first quarter of 2020.
General and Administrative Expenses. General and administrative expenses were $26.8 million for the three months ended March 31, 2021 compared to $22.8 million for the three months ended March 31, 2020. As a percentage of revenues, general and administrative expenses remained flat at 5.2% for both the 2021 and 2020 periods.
Depreciation and Amortization. Depreciation and amortization was $25.7 million and $21.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase is primarily due to acquisitions completed in 2020. As a percentage of revenues, depreciation and amortization expenses was 5.0% for the 2021 period compared to 4.9% for the 2020 period.
(Gain) Loss on Disposals and Deconsolidations, Net. The net gain on disposals and deconsolidations was $0.9 million for the 2021 period, related to disposals of long-lived assets. The net loss on disposals and deconsolidations was $3.5 million for the 2020 period, including a net loss of $3.1 million on the sale of interests in surgical facilities and $0.4 million on disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $5.3 million of transaction and integration costs for the three months ended March 31, 2021 compared to $5.5 million for the three months ended March 31, 2020.
Grant Funds. During the three months ended March 31, 2021, the Company received approximately $7 million of additional grants from HHS. Based on guidance from HHS and other authorities, the Company updated its estimate of the amount of grant funds received that qualify for recognition, resulting in the recognition of $15.1 million. For further discussion, see Note 1. "Organization and Summary of Accounting Polices - COVID-19 Pandemic" to our condensed consolidated financial statements included elsewhere in this report. There were no grant funds received for the 2020 period.
Litigation Settlement. Litigation settlement costs were $1.2 million for the three months ended March 31, 2020 related to the resolution of the government investigation, as discussed in Note 9. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report. There were no litigation settlements for the 2021 period.
Interest Expense, Net. Interest expense, net, increased to $53.3 million for the three months ended March 31, 2021 compared to $47.1 million for the three months ended March 31, 2020. The increase primarily relates to the 2020 Incremental Term Loans, which were fully drawn on April 22, 2020 and the issuance of additional 2027 Unsecured Notes in the amount of $115.0 million effective July 30, 2020. As a percentage of revenues, interest expense, net was 10.4% for the 2021 period compared to 10.7% for the 2020 period.
Income Tax Expense (Benefit).  The income tax expense was $0.2 million for the three months ended March 31, 2021 compared to an income tax benefit of $15.2 million for the 2020 period. The effective tax rate was 1.8% for the three months ended March 31, 2021 compared to 64.4% for the three months ended March 31, 2020. For the three months ended March 31, 2021, the effective tax rate differed from 21% due to tax benefits of $2.2 million related to the vesting of restricted stock awards. For the three months ended March 31, 2020, the effective tax rate differed from 21% due to tax benefits of $11.9 million attributable to (a) the release of federal and state valuation allowances on the Company’s Internal Revenue Code Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the CARES Act, and (b) the Settlement Agreement, discussed in Note 9. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $31.8 million for the three months ended March 31, 2021 compared to $19.1 million for the three months ended March 31, 2020. As a percentage of revenues, net income attributable to non-controlling interests was 6.2% for the 2021 period and 4.3% for the 2020 period.

Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. During the three months ended March 31, 2021, our cash flow provided by operating activities was $50.2 million compared to $29.2 million in the three months ended March 31, 2020 primarily due to the timing of certain payroll and trade payable payments.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2021, was $14.3 million, which included $14.5 million related to purchases of property and equipment. We paid $2.1 million in cash for acquisitions (net of cash acquired), which included two surgical facilities in existing markets that were merged into existing facilities. Additionally, we received cash proceeds of $2.3 million related to the disposal of certain long-lived assets.
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
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2021 was $187.8 million. During this period, we received gross proceeds of $260.9 million from an equity offering which was partially offset by equity offering costs paid of $12.6 million. We made distributions to non-controlling interest holders of $31.3 million and received proceeds related to ownership transactions with consolidated affiliates of $1.0 million. We made repayments on our long-term debt of $16.6 million, which was offset by borrowings of $0.6 million. We also paid a cash dividend of $5.1 million related to the Series A preferred stock.
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
On April 20, 2021, we announced that we sent notice to Bain Capital of our intent to convert all of the outstanding shares of Series A Preferred Stock into shares of common stock of the Company on May 17, 2021. Following the conversion, no shares of Series A Preferred Stock will remain outstanding. Additionally, on May 3, 2021, the Company entered into a sixth amendment to credit agreement, dated as of May 3, 2021 (the “Sixth Amendment”), which amended the credit agreement, originally dated as of August 31, 2017 (the “Credit Agreement”). The Sixth Amendment provides for, among other things, a new tranche of term loans under the Credit Agreement in an aggregate original principal amount of approximately $1.545 billion (the “New Term Loans”), which New Term Loans replace or refinance in full all of the existing term loans outstanding under the Credit Agreement (as in effect immediately prior to the Sixth Amendment), all as further set forth in the Sixth Amendment. See Note 11. "Subsequent Events" for further discussion.
Debt
As of March 31, 2021, the carrying value of our total indebtedness was $2.851 billion, which includes unamortized fair value discount of $3.4 million and unamortized deferred financing costs, issuance discount and premium of $15.7 million.
Term Loan and Revolving Credit Facility
As of March 31, 2021, we had term loan borrowings with a carrying value of $1.536 billion, consisting of outstanding aggregate principal of $1.532 billion and unamortized fair value discount of $3.4 million (the "Term Loan"). The Term Loan matures on August 31, 2024. The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan.
On January 27, 2021, the Company entered into an amendment to the credit agreement governing its revolving credit facility (the "Revolver"), dated as of January 27, 2021, which amended and supplemented the credit agreement, dated as of August 31, 2017, to provide for an extension of the maturity date of the Revolver to February 1, 2026 and an increase in the outstanding commitments under the Revolver in an amount equal to $50.0 million. The maturity extension and the additional commitments became operative on February 1, 2021. As of March 31, 2021, the Company's availability on the Revolver was $162.5 million (including outstanding letters of credit of $7.5 million).
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
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $131.2 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $284.5 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
Pursuant to the CARES Act, repayment of certain advanced payments and other deferrals received as part of relief during 2020 will begin in 2021. See Note 1. "Organization and Summary of Accounting Policies" to our condensed consolidated financial statements included elsewhere in this report, for further discussion on the repayment terms related to certain relief previously received by us.
Capital Resources
In addition to cash flows from operations, available cash and capacity on our Revolver, other sources of capital include funds we have received under the CARES Act as well as continued access to the capital markets.
As previously noted in Note 7. "Earning Per Share" to our condensed consolidated financial statements included elsewhere in this report, on February 1, 2021, we completed a public offering pursuant to which the Company sold 8,625,000 shares of common stock, resulting in net proceeds of $248.3 million.
As previously noted in Note 1. "Organization and Summary of Accounting Policies" to our condensed consolidated financial statements included elsewhere in this report, for the three months ended March 31, 2021, we received additional relief via the CARES Act, including approximately $7 million in direct grant payments, which are not required to be repaid, subject to certain terms and conditions,
Summary
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
Based on our current level of operations, we believe cash flow from operations, available cash, available capacity on our Revolver, funds we have received under the CARES Act, funds we may receive in the future and continued access to capital markets, will be adequate to meet our short-term (i.e., 12 months) and long-term (beyond 12 months) liquidity needs.
Certain Non-GAAP Metrics
Adjusted EBITDA and Adjusted EBITDA excluding grant funds are not measurements of financial performance under GAAP and should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with GAAP. The items excluded from these non-GAAP metrics are significant components in understanding and evaluating our financial performance. We believe such adjustments are appropriate, as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Our calculation of Adjusted EBITDA and Adjusted EBITDA excluding grant funds may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA and Adjusted EBITDA excluding grant funds as measures of financial performance. Adjusted EBITDA and Adjusted EBITDA excluding grant funds are key measures used by our management to assess operating performance, make business decisions and allocate resources.
The following table reconciles Adjusted EBITDA and Adjusted EBITDA excluding grant funds to gain (loss) before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended March 31,
	2021	2020
Condensed Consolidated Statements of Operations Data:
Income (loss) before income taxes	$11.0	$(23.6)
Plus (minus):
Net income attributable to non-controlling interests	(31.8)	(19.1)
Depreciation and amortization	25.7	21.8
Interest expense, net	53.3	47.1
Equity-based compensation expense	5.2	3.5
Transaction, integration and acquisition costs (1)	9.4	12.6
(Gain) loss on disposals and deconsolidations, net	(0.9)	3.5
Litigation settlement and other litigation costs (2)	1.0	1.5
Gain on escrow release (3)	—	(0.8)
Adjusted EBITDA	$72.9	$46.5
Less: Impact of grant funds (4)	(10.7)	—
Adjusted EBITDA excluding grant funds	$62.2	$46.5
(1)This amount includes transaction and integration costs of $5.3 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $4.1 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively.
(2)This amount includes other litigation costs of $1.0 million for the three months ended March 31, 2021. This amount includes litigation settlement costs of $1.2 million and other litigation costs of $0.3 million for the three months ended March 31, 2020.
(3)Included in other income in the condensed consolidated statement of operations for the three months ended March 31, 2020, with no comparable gain in the same 2021 period.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended March 31, 2021

Cash flows from operating activities	$267.9
Plus (minus):
Non-cash interest income, net	(4.8)
Non-cash lease expense	(39.8)
Deferred income taxes	6.5
Income from equity investments, net of distributions received	0.2
Changes in operating assets and liabilities, net of acquisitions and divestitures	(61.1)
Income tax expense	(4.7)
Net income attributable to non-controlling interests	(130.1)
Interest expense, net	208.0
Transaction, integration and acquisition costs	35.0
Litigation settlement and other litigation costs	5.9
Acquisitions and synergies (1)	76.1
Credit Agreement EBITDA	$359.1
(1)Represents impact of acquisitions as if each acquisition had occurred on April 1, 2020. Further this includes revenue synergies from other business initiatives, de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
Recent Accounting Pronouncements
Please refer to Note 1. "Organization and Summary of Accounting Policies - Recent Accounting Pronouncements" to our condensed consolidated financial statements included elsewhere in this report for a discussion of the impact of the adoption of recently issued accounting standards and accounting standards not yet adopted.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effect of our interest rate swap agreements at March 31, 2021, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $3.4 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2021 based on our indebtedness at March 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to our repurchases of common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(dollars in millions, except per share amounts)
January 1, 2021 to January 31, 2021	—	$—	—	$46.0
February 1, 2021 to February 28, 2021	514	$35.25	—	$46.0
March 1, 2021 to March 31, 2021	189,656	$42.36	—	$46.0
Total	190,170	$42.34	—	$46.0
(1)Shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

10.1
Fifth Amendment to Credit Agreement, dated as of January 27, 2021, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed March 10, 2021).

10.2
Sixth Amendment to the Credit Agreement, dated as of May 3, 2021, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 5, 2021).

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ Thomas F. Cowhey Thomas F. Cowhey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 5, 2021