Form 10-Q
period 2021-09-30
Surgery Partners, Inc.
filed 2021-11-03
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of October 29, 2021, there were 82,436,720 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$330.4	$317.9
Accounts receivable	393.4	382.2
Inventories	59.3	56.4
Prepaid expenses	29.8	17.6
Other current assets	28.8	27.4
Total current assets	841.7	801.5
Property and equipment, net of accumulated depreciation of $254.0 and $189.3, respectively	542.1	544.6
Goodwill and other intangible assets, net	3,659.3	3,514.9
Investments in and advances to affiliates	89.6	90.3
Right-of-use operating lease assets	320.5	310.1
Long-term deferred tax assets	128.1	124.8
Other long-term assets	50.3	27.0
Total assets	$5,631.6	$5,413.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116.5	$100.2
Accrued payroll and benefits	73.1	65.4
Medicare accelerated payments and deferred governmental grants	81.8	109.8
Other current liabilities	208.3	217.0
Current maturities of long-term debt	60.8	64.4
Total current liabilities	540.5	556.8
Long-term debt, less current maturities	2,791.9	2,792.4
Right-of-use operating lease liabilities	312.4	300.9
Other long-term liabilities	124.4	139.7

Non-controlling interests—redeemable	310.4	306.8
Redeemable preferred stock - Series A; shares authorized - 310,000; shares issued or outstanding - none and 310,000, respectively; redemption value - $— and $434.5, respectively	—	434.5

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,000,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 82,458,385 and 50,461,706, respectively	0.8	0.5
Additional paid-in capital	1,306.0	607.9
Accumulated other comprehensive loss	(47.9)	(61.0)
Retained deficit	(502.6)	(431.8)
Total Surgery Partners, Inc. stockholders' equity	756.3	115.6
Non-controlling interests—non-redeemable	795.7	766.5
Total stockholders' equity	1,552.0	882.1
Total liabilities and stockholders' equity	$5,631.6	$5,413.2

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$559.2	$496.1	$1,614.9	$1,311.8
Operating expenses:
Salaries and benefits	162.3	141.7	468.7	398.2
Supplies	160.1	142.8	464.9	382.2
Professional and medical fees	56.8	46.3	169.7	138.4
Lease expense	23.4	21.9	68.8	64.7
Other operating expenses	34.1	29.2	98.5	83.9
Cost of revenues	436.7	381.9	1,270.6	1,067.4
General and administrative expenses	25.5	25.2	76.8	73.3
Depreciation and amortization	25.2	24.1	76.1	69.3
Income from equity investments	(2.9)	(3.1)	(8.5)	(7.6)
Loss on disposals and deconsolidations, net	1.9	0.7	2.0	7.1
Transaction and integration costs	10.2	5.4	24.7	15.8
Impairment charges	—	33.5	—	33.5
Grant funds	—	9.9	(20.0)	(33.2)
(Gain) loss on debt extinguishment	(0.5)	—	9.1	—
Litigation settlement	—	—	—	1.2
Other income	(0.5)	—	(3.3)	(1.7)
Total operating expenses	495.6	477.6	1,427.5	1,225.1
Operating income	63.6	18.5	187.4	86.7
Interest expense, net	(54.2)	(51.5)	(160.9)	(147.8)
Income (loss) before income taxes	9.4	(33.0)	26.5	(61.1)
Income tax expense (benefit)	1.2	1.3	(1.3)	(14.5)
Net income (loss)	8.2	(34.3)	27.8	(46.6)
Less: Net income attributable to non-controlling interests	(31.1)	(27.3)	(98.6)	(75.0)
Net loss attributable to Surgery Partners, Inc.	(22.9)	(61.6)	(70.8)	(121.6)
Less: Amounts attributable to participating securities	—	(10.0)	(10.3)	(29.2)
Net loss attributable to common stockholders	$(22.9)	$(71.6)	$(81.1)	$(150.8)

Net loss per share attributable to common stockholders
Basic	$(0.28)	$(1.46)	$(1.19)	$(3.09)
Diluted (1)	$(0.28)	$(1.46)	$(1.19)	$(3.09)
Weighted average common shares outstanding
Basic	80,726	48,883	68,350	48,736
Diluted (1)	80,726	48,883	68,350	48,736
(1) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive in those periods.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$8.2	$(34.3)	$27.8	$(46.6)
Other comprehensive income (loss), net of tax:
Derivative activity	6.5	3.3	13.1	(14.6)
Comprehensive income (loss)	14.7	(31.0)	40.9	(61.2)
Less: Comprehensive income attributable to non-controlling interests	(31.1)	(27.3)	(98.6)	(75.0)
Comprehensive loss attributable to Surgery Partners, Inc.	$(16.4)	$(58.3)	$(57.7)	$(136.2)

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2020	50,462	$0.5	$607.9	$(61.0)	$(431.8)	$766.5	$882.1
Net (loss) income	—	—	—	—	(21.0)	21.1	0.1
Equity-based compensation	812	—	(2.8)	—	—	—	(2.8)
Preferred dividends	—	—	(10.3)	—	—	—	(10.3)
Equity offering	8,625	0.1	248.2	—	—	—	248.3
Other comprehensive income	—	—	—	6.4	—	—	6.4
Acquisition and disposal of shares of non-controlling interests, net	—	—	0.3	—	—	2.0	2.3
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(20.8)	(20.8)
Balance at March 31, 2021	59,899	$0.6	$843.3	$(54.6)	$(452.8)	$768.8	$1,105.3
Net (loss) income	—	—	—	—	(26.9)	22.0	(4.9)
Equity-based compensation	(29)	—	3.7	—	—	—	3.7
Preferred share conversion	22,609	0.2	439.5	—	—	—	439.7
Other comprehensive income	—	—	—	0.2	—	—	0.2
Acquisition and disposal of shares of non-controlling interests, net	—	—	11.9	—	—	(6.3)	5.6
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(22.3)	(22.3)
Balance at June 30, 2021	82,479	$0.8	$1,298.4	$(54.4)	$(479.7)	$762.2	$1,527.3
Net (loss) income	—	—	—	—	(22.9)	21.7	(1.2)
Equity-based compensation	(21)	—	4.1	—	—	—	4.1
Other comprehensive income	—	—	—	6.5	—	—	6.5
Acquisition and disposal of shares of non-controlling interests, net	—	—	3.5	—	—	33.6	37.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(21.8)	(21.8)
Balance at September 30, 2021	82,458	$0.8	$1,306.0	$(47.9)	$(502.6)	$795.7	$1,552.0

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2019	49,299	$0.5	$662.7	$(50.7)	$(315.7)	$686.6	$983.4
Net (loss) income	—	—	—	—	(27.5)	13.6	(13.9)
Equity-based compensation	1,219	—	2.8	—	—	—	2.8
Preferred dividends	—	—	(9.5)	—	—	—	(9.5)
Other comprehensive loss	—	—	—	(25.2)	—	—	(25.2)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(0.7)	—	—	1.4	0.7
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(14.9)	(14.9)
Balance at March 31, 2020	50,518	$0.5	$655.3	$(75.9)	$(343.2)	$686.7	$923.4
Net (loss) income	—	—	—	—	(32.5)	22.8	(9.7)
Equity-based compensation	33	—	3.8	—	—	—	3.8
Preferred dividends	—	—	(9.7)	—	—	—	(9.7)
Other comprehensive income	—	—	—	7.3	—	—	7.3
Acquisition and disposal of shares of non-controlling interests, net	—	—	(1.2)	—	—	2.9	1.7
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(20.9)	(20.9)
Balance at June 30, 2020	50,551	$0.5	$648.2	$(68.6)	$(375.7)	$691.5	$895.9
Net (loss) income	—	—	—	—	(61.6)	19.3	(42.3)
Equity-based compensation	(56)	—	3.0	—	—	—	3.0
Preferred dividends	—	—	(10.0)	—	—	—	(10.0)
Other comprehensive income	—	—	—	3.3	—	—	3.3
Acquisition and disposal of shares of non-controlling interests, net	—	—	(37.9)	—	—	7.6	(30.3)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(18.8)	(18.8)
Balance at September 30, 2020	50,495	$0.5	$603.3	$(65.3)	$(437.3)	$699.6	$800.8

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$27.8	$(46.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76.1	69.3
Non-cash interest expense, net	12.0	3.1
Equity-based compensation expense	13.4	9.9
Loss on disposals and deconsolidations, net	2.0	7.1
Impairment charges	—	33.5
Loss on debt extinguishment	9.1	—
Deferred income taxes	(2.3)	(15.3)
Income from equity investments, net of distributions received	0.2	(1.0)
Non-cash lease expense	30.3	29.4
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(18.4)	(11.9)
Medicare accelerated payments and deferred governmental grants	(48.5)	141.0
DOJ settlement payments	(32.2)	—
Other operating assets and liabilities	(2.1)	19.5
Net cash provided by operating activities	67.4	238.0

Cash flows from investing activities:
Purchases of property and equipment	(43.5)	(27.8)
Payments for acquisitions, net of cash acquired	(101.0)	(14.2)
Proceeds from disposals of facilities and other assets	2.5	48.3
Other investing activities	0.3	0.5
Net cash (used in) provided by investing activities	(141.7)	6.8

Cash flows from financing activities:
Principal payments on long-term debt	(328.4)	(197.3)
Borrowings of long-term debt	293.0	428.0
Payments of debt issuance costs	(11.7)	(8.3)
Proceeds from equity offering	260.9	—
Payments of equity offering costs	(12.7)	—
Payment of preferred dividends	(5.1)	—
Distributions to non-controlling interest holders	(97.5)	(82.3)
Receipts (payments) related to ownership transactions with non-controlling interest holders	2.4	(27.3)
Other financing activities	(14.4)	(0.3)
Net cash provided by financing activities	86.5	112.5
Net increase in cash, cash equivalents and restricted cash	12.2	357.3
Cash, cash equivalents and restricted cash at beginning of period	318.2	93.0
Cash, cash equivalents and restricted cash at end of period	$330.4	$450.3
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
As of September 30, 2021, the Company owned or operated a portfolio of 127 surgical facilities, comprised of 110 ASCs and 17 surgical hospitals in 31 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 90 of the surgical facilities and consolidated 110 of the facilities for financial reporting purposes.
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
COVID-19 Pandemic
The COVID-19 global pandemic has significantly affected the Company's facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. The impact of COVID-19 on the Company's surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. Although the Company cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, surgical case volumes continue to improve in 2021 as government restrictions ease and public sentiment changes. The Company has implemented new clinical safety measures to provide a safe environment for its patients, surgeons and employees.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law to provide stimulus funding for the United States economy. As part of the CARES Act, the United States government announced that it would offer relief to eligible health care providers, including distribution of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse. The Company has received approximately $67 million of the grant funds distributed under the CARES Act and other governmental assistance programs, including approximately $8 million during the nine months ended September 30, 2021. The Company did not receive any grant funds during the three months ended September 30, 2021. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds will be used for COVID-19 related healthcare expenses or lost revenues.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met considers, among other things, the CARES Act, the COVID-19 Economic Relief Bill, enacted on December 27, 2020, and all frequently asked questions and other interpretive guidance issued by the United States Department of Health and Human Services ("HHS"), including in the Provider Relief Fund Reporting Portal and associated user guides. This guidance sets forth the allowable methods for quantifying eligible healthcare related expenses and lost revenues. Only healthcare related expenses attributable to COVID-19 that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. Based on guidance, the Company estimates approximately $20.0 million of grant funds received qualified for recognition as a reduction in operating expenses for the nine months ended September 30, 2021.
Amounts received, but not recognized as a reduction to operating expenses, are reflected as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets as of both September 30, 2021 and December 31, 2020. Any unrecognized amounts may be recognized as a reduction in operating expenses in subsequent periods if the underlying conditions for recognition are met. HHS’ interpretation of the underlying terms and conditions of grant funds received through the CARES Act and other governmental assistance programs, including auditing and reporting requirements, may evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in the Company’s inability to recognize certain payments, changes in the estimate of amounts recognized, or the derecognition of amounts previously recognized, which may be material.
As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program, which allowed for most providers and suppliers, including the Company’s surgical hospitals and ASCs to request an advance payment of anticipated Medicare revenues. The Company received approximately $120 million of accelerated payments during the year ended December 31, 2020. The payments received were deferred and included in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, approximately $18 million and $38 million, respectively, has been repaid in accordance with the terms of the program. These repayments are included as a component of the change in Medicare accelerated payments and deferred government grants in the condensed consolidated statements of cash flows. Under these terms, repayment started one year after the initial funding by offsetting 25% of new claims paid by CMS. After 11 months of repayment at this level, the repayments will increase to 50% of new claims paid by CMS for a period of six months. Any outstanding amounts due at the end of the repayment period are subject to interest at a rate of 4%. As of September 30, 2021 and December 31, 2020, the current portion of deferred accelerated payments was approximately $80 million and $95 million, respectively, and is included as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets. The long-term portion is included as a component of other long-term liabilities in the condensed consolidated balance sheets. The Company does not expect to receive additional Medicare accelerated payments.
The CARES Act also provided for the deferral of the Company's portion of social security payroll taxes during 2020. Under the CARES Act, half of the deferred amount will be paid in each of December 2021 and December 2022. As of both September 30, 2021 and December 31, 2020, the Company had deferred approximately $16.9 million. The current portion is included as a component of accrued payroll and benefits and the long term portion is included as a component of other long-term liabilities in the condensed consolidated balance sheets.
The Company is closely monitoring legislative actions and regulatory guidance at the federal, state and local levels with respect to the CARES Act as other governmental assistance might become available to the Company.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of September 30, 2021, the Company's consolidated VIEs include four surgical facilities and three physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 were $26.7 million and $27.7 million, respectively, and the total liabilities of the consolidated VIEs were $19.1 million and $21.1 million, respectively.
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

Senior secured term loan	$1,534.5	$1,539.4	$1,523.0	$1,533.4
6.750% senior unsecured notes due 2025	$370.0	$370.0	$376.0	$376.0
10.000% senior unsecured notes due 2027	$545.0	$545.0	$589.3	$596.8
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Patient service revenues:
Surgical facilities revenues	95.6%	95.4%	95.5%	95.0%
Ancillary services revenues	3.0%	3.4%	3.1%	3.6%
Total patient service revenues	98.6%	98.8%	98.6%	98.6%
Other service revenues	1.4%	1.2%	1.4%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
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
Other service revenues. Other service revenues include management and administrative service fees derived from the non-consolidated facilities that the Company accounts for under the equity method, management of surgical facilities in which it does not own an interest, and management services provided to physician practices for which the Company is not required to provide capital or additional

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
assets. These agreements typically require the Company to provide recurring management services over a multi-year period, which are billed and collected on a monthly basis. The fees derived from these management arrangements are based on a predetermined percentage of the revenues of each facility or practice and are recognized in the period in which management services are rendered and billed. For the three and nine months ended September 30, 2020, other service revenues also includes optical service revenues, which consisted of handling charges billed to the members of the Company's optical products purchasing organization. The Company sold its optical products purchasing organization on December 31, 2020.
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$271.4	49.2%	$257.4	52.6%
Government	248.0	45.0%	188.8	38.5%
Self-pay	15.9	2.9%	19.4	4.0%
Other (1)	16.1	2.9%	24.2	4.9%
Total patient service revenues	551.4	100.0%	489.8	100.0%
Other service revenues	7.8		6.3
Total revenues	$559.2		$496.1

	Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$790.5	49.6%	$682.6	52.8%
Government	700.6	44.0%	505.4	39.1%
Self-pay	46.9	2.9%	43.4	3.4%
Other (1)	55.0	3.5%	62.1	4.7%
Total patient service revenues	1,593.0	100.0%	1,293.5	100.0%
Other service revenues	21.9		18.3
Total revenues	$1,614.9		$1,311.8
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
At December 31, 2020, cash, cash equivalents and restricted cash reported within the condensed consolidated statement of cash flows includes $0.3 million of restricted investments, which are reflected in other long-term assets in the condensed consolidated balance sheets. These restricted investments represented restricted cash held in accordance with the provisions of a long-term operating lease agreement held as security for performance under the Company's covenants and obligations within the agreement. The restrictions were released during the nine months ended September 30, 2021.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions and dispositions for the nine months ended September 30, 2021 is included in Note 2. "Acquisitions."

A summary of activity related to goodwill for the nine months ended September 30, 2021 is as follows (in millions):

Balance at December 31, 2020	$3,468.0
Acquisitions, including post acquisition adjustments	145.7
Divestitures and deconsolidations	(0.1)
Balance at September 30, 2021	$3,613.6
A detailed evaluation of potential impairment indicators was performed as of September 30, 2021, which specifically considered the ongoing impact of the COVID-19 pandemic. On the basis of available evidence as of September 30, 2021, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity related to non-controlling interests—redeemable for the nine months ended September 30, 2021 and 2020 is as follows (in millions):

	2021	2020

Balance at beginning of period	$306.8	$321.0
Net income attributable to non-controlling interests—redeemable	33.8	19.3
Acquisition (disposal) of shares of non-controlling interests, net—redeemable	2.4	(7.9)
Distributions to non-controlling interest—redeemable holders	(32.6)	(27.7)
Balance at end of period	$310.4	$304.7
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
The Company's effective tax rate was (4.9)% for the nine months ended September 30, 2021 compared to 23.7% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the effective tax rate differed from 21% primarily due to discrete tax benefits of (a) $4.4 million related to the vesting of restricted stock awards, and (b) $3.0 million related to entity divestitures. For the nine months ended September 30, 2020, the effective tax rate differed from 21% primarily due to (a) discrete tax benefits of $6.9 million attributable to the release of federal and state valuation allowances on the Company’s Internal Revenue Code Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the CARES Act, and $5.0 million attributable to a portion of the payments under the Settlement Agreement, as defined in Note 9. "Commitments and Contingencies," being classified as "restitution" for income tax purposes, and (b) a discrete tax expense of $5.0 million attributable to the impairment of goodwill. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Acquisitions
During the nine months ended September 30, 2021, the Company acquired controlling interests in four surgical facilities in new markets and two surgical facilities in existing markets that were merged into existing facilities for aggregate cash consideration of $101.0 million, net of cash acquired. The cash consideration was funded through available resources. The total consideration was allocated to the assets acquired and liabilities assumed based upon the respective acquisition date fair values. The aggregate amounts preliminarily recognized for each major class of assets acquired and liabilities assumed for the acquisitions are as follows (in millions):

Total consideration	$103.0
Fair value of non-controlling interests	46.4
Aggregate acquisition date fair value	$149.4
Net assets acquired:
Current assets	$6.9
Property and equipment	3.8
Goodwill	145.8
Right-of-use operating lease assets	8.2
Other long-term assets	0.1
Current liabilities	(8.2)
Long-term debt	(0.1)
Right-of-use operating lease liabilities	(7.1)
Aggregate acquisition date fair value	$149.4
The fair values assigned to certain assets acquired and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. During the nine months ended September 30, 2021, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2020. The goodwill acquired was allocated to the Company's Surgical Facility services reportable segment. The results of operations of the acquisitions were included in the Company’s results of operations beginning on the dates of acquisition and were not considered significant for the nine months ended September 30, 2021.
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	September 30, 2021	December 31, 2020

Senior secured term loan (1)	$1,534.5	$1,539.4
6.750% senior unsecured notes due 2025	370.0	370.0
10.000% senior unsecured notes due 2027	545.0	545.0
Notes payable and other secured loans	140.5	137.5
Finance lease obligations	279.9	281.2
Less: unamortized debt issuance costs and discounts	(17.2)	(16.3)
Total debt	2,852.7	2,856.8
Less: Current maturities	60.8	64.4
Total long-term debt	$2,791.9	$2,792.4
(1)Includes unamortized fair value discount of $3.1 million and $3.7 million as of September 30, 2021 and December 31, 2020, respectively.
Revolving Credit Facility
On January 27, 2021, the Company entered into an amendment to the credit agreement governing its revolving credit facility (the "Revolver"), which amended and supplemented the credit agreement, dated as of August 31, 2017 (the "Credit Agreement"), to provide for an extension of the maturity date of the Revolver to February 1, 2026 and a $50.0 million increase in the outstanding commitments under the Revolver. The maturity extension and the additional commitments became effective on February 1, 2021. As of September 30, 2021,

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the Company's availability on the Revolver was $163.0 million (including outstanding letters of credit of $7.0 million). There were no outstanding borrowings under the Revolver as of both September 30, 2021 and December 31, 2020.
Sixth Amendment to Credit Agreement
On May 3, 2021, the Company entered into a sixth amendment to the Credit Agreement. The sixth amendment provides for, among other things, a new tranche of term loans under the Credit Agreement in an aggregate original principal amount of approximately $1.545 billion (the “New Term Loans”), which New Term Loans replace or refinance in full all of the existing term loans outstanding under the Credit Agreement. The New Term Loans mature on August 31, 2026 (or, if at least $185 million of the Borrower’s 6.750% senior unsecured notes due 2025 shall have not either been repaid, repurchased or redeemed or refinanced with indebtedness having a maturity date not earlier than 91 days after August 31, 2026 by no later than April 1, 2025, then April 1, 2025). The New Term Loans bear interest at a rate per annum equal to (x) LIBOR plus a margin of 3.75% per annum (LIBOR with respect to the New Term Loans shall be subject to a floor of 0.75%) or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (the alternate base rate with respect to the New Term Loans shall be subject to a floor of 1.75%)) plus a margin of 2.75% per annum. The New Term Loans are subject to quarterly amortization in an aggregate original principal amount of approximately 1.00% per annum. Voluntary prepayments of the New Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except LIBOR breakage costs and a call premium in the case of certain repricing events within a specified period of time after May 3, 2021, as further set forth in the sixth amendment).
In connection with the sixth amendment, the Company recorded debt issuance costs and discount of $11.9 million, and a debt extinguishment loss of $9.1 million, included in loss on debt extinguishment in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2021. The loss includes the partial write-off of unamortized debt issuance costs and discounts related to the prior existing term loans, and a portion of debt issuance costs incurred with the New Term Loans.
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
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statement of operations (in millions):

	Nine Months Ended September 30,
	2021	2020
Operating lease costs	$56.6	$54.9
Finance lease costs:
Amortization of leased assets	20.4	19.0
Interest on lease liabilities	18.9	15.7
Total finance lease costs	39.3	34.7
Variable and short-term lease costs	15.0	12.6
Total lease costs	$110.9	$102.2
The following table presents supplemental cash flow information (dollars in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$55.2	$49.8
Operating cash outflows from finance leases	$18.0	$15.7
Financing cash outflows from finance leases	$15.8	$12.9

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$44.9	$53.9
Finance leases	$10.1	$11.5

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Redeemable Preferred Stock
On August 31, 2017, the Company issued 310,000 shares of Series A Preferred Stock to Bain Capital Private Equity, L.P. ("Bain Capital") at a purchase price of $1,000 per share for an aggregate purchase price of $310.0 million.
Pursuant to the Certificate of Designations, Preferences, Rights and Limitations of 10.00% Series A Convertible Perpetual Participating Preferred Stock of Surgery Partners, Inc. (the “Certificate of Designation”), the Company was permitted to require the conversion of all, but not less than all, of the Series A Preferred Stock pursuant to the terms and conditions of the Certificate of Designation, after the second anniversary of the date of issuance, if the volume weighted average closing price of the Common Stock for any twenty out of thirty consecutive trading days prior to such date, equals or exceeds $42.00 per share. In accordance with such provision, on May 17, 2021, the Company converted all outstanding shares of Series A Preferred Stock into approximately 22.609 million shares of common stock, $0.01 par value per share. Following the conversion, no shares of Series A Preferred Stock remain outstanding. The conversion of the Series A Preferred Stock into common stock was a non-cash transaction, and therefore had no impact on the condensed consolidated statements of cash flows.
A summary of activity related to the Series A Preferred Stock follows (in millions):

Balance at December 31, 2020	$434.5
Dividends accrued	10.3
Dividends declared	(5.1)
Redeemable preferred stock conversion to common stock	(439.7)
Balance at September 30, 2021	$—
6. Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. During 2021 and 2020, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $26.3 million will be reclassified as an increase to interest expense.
In May 2021, the Company entered into additional interest rate swap agreements to match the terms of the New Term Loan and effectively extend the termination date to March 31, 2025. As of September 30, 2021, the Company had nine interest rate swaps with a total net hedged notional amount of $1.2 billion. Of the nine interest rate swaps, three are pay-fixed, receive 1-Month LIBOR (subject to a minimum of 0.75%) interest rate swaps designated in cash flow hedging relationships with a total notional amount of $1.2 billion and a termination date of March 31, 2025. The remaining six interest rate swaps are undesignated and consist of three pay-fixed, receive 1-Month LIBOR (subject to a minimum of 1.00%) interest rate swaps and three pay 1-Month LIBOR (subject to a minimum of 1.00%), receive-fixed interest rate swaps with a termination date of November 30, 2023. The pay-floating, receive-fixed swaps are designed to economically offset the undesignated pay-fixed, receive-floating swaps.
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
In September 2021, the Company entered into interest rate cap agreements to more effectively hedge the interest rate risk. As of September 30, 2021, the Company had two interest rate caps with a total hedged notional amount of $337.5 million, and each has a termination date of March 31, 2025. Within the Company’s condensed consolidated balance sheets, the interest rate caps are recorded at fair value. The cash flows related to the interest rate caps are classified as operating activities in the condensed consolidated statements of cash flows.
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		September 30, 2021		December 31, 2020
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$—	NA	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	—	NA	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	—	NA	March 31, 2025
Interest rate cap	September 30, 2021	168.8	Active	—	NA	March 31, 2025
Interest rate cap	September 30, 2021	168.7	Active	—	NA	March 31, 2025
Pay-fixed swap	November 30, 2018	165.0	Active	—	NA	November 30, 2023
Pay-fixed swap	November 30, 2018	120.0	Active	—	NA	November 30, 2023
Pay-fixed swap	June 28, 2019	150.0	Active	—	NA	November 30, 2023
Receive-fixed swap	April 30, 2021	(165.0)	Active	—	NA	November 30, 2023
Receive-fixed swap	April 30, 2021	(120.0)	Active	—	NA	November 30, 2023
Receive-fixed swap	April 30, 2021	(150.0)	Active	—	NA	November 30, 2023
Pay-fixed swap	November 30, 2018	—	Terminated	330.0	Active	November 30, 2023
Pay-fixed swap	November 30, 2018	—	Terminated	330.0	Active	November 30, 2023
Pay-fixed swap	November 30, 2018	—	Terminated	240.0	Active	November 30, 2023
Pay-fixed swap	June 28, 2019	—	Terminated	300.0	Active	November 30, 2023
		$1,537.5		$1,200.0
Our interest rate swap agreements, excluding the portion treated as debt, are recognized at fair value in the condensed consolidated balance sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.
The fair value of the interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The interest rate caps are classified using Level 2 inputs within the fair value hierarchy.
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

		September 30, 2021		December 31, 2020
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments
Interest rate swaps	Other long-term assets	$15.8	$—	$—	$—
Interest rate swaps	Other long-term liabilities	—	15.6	—	—

Derivatives in cash flow hedging relationships
Interest rate swaps	Other long-term liabilities (1)	—	51.0	—	61.0
Interest rate caps	Other long-term assets	1.8	—	—	—
Total		$17.6	$66.6	$—	$61.0
(1)The balance as of September 30, 2021 includes $49.4 million related to the financing component of the pay-fixed, receive floating interest rate swaps.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statement of operations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2021	2020	2021	2020
Derivatives not designated as hedging instruments
Gain recognized in income	Other income	$—	$—	$0.2	$—

Derivatives in cash flow hedging relationships
Loss recognized in OCI (effective portion)		$0.1	$2.3	$5.0	$29.2
Loss reclassified from accumulated OCI into income (effective portion) (1)	Interest expense, net	$6.6	$5.6	$18.1	$14.6
(1)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $5.4 million and $8.6 million for the three and nine months ended September 30, 2021, respectively.
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
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Surgery Partners, Inc.	$(22.9)	$(61.6)	$(70.8)	$(121.6)
Less: amounts allocated to participating securities (1)	—	(10.0)	(10.3)	(29.2)
Net loss attributable to common stockholders	$(22.9)	$(71.6)	$(81.1)	$(150.8)

Denominator:
Weighted average shares outstanding- basic and diluted (2)	80,726	48,883	68,350	48,736

Loss per share:
Basic and diluted (2)	$(0.28)	$(1.46)	$(1.19)	$(3.09)

Dilutive securities outstanding not included in the computation of loss per share as their effect is antidilutive:
Stock options	1,974	810	1,927	285
Restricted shares	1,461	986	1,444	848
(1)Includes dividends accrued for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses.
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
On May 17, 2021, the Company converted all outstanding shares of Series A Preferred Stock into approximately 22.609 million shares of common stock. See Note 5. "Redeemable Preferred Stock" for further discussion.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	September 30, 2021	December 31, 2020

Right-of-use operating lease liabilities	$40.5	$39.2
Interest payable	37.0	24.5
Cost report liabilities	28.5	16.9
Amounts due to patients and payors	28.0	20.9
Tax receivable agreement liability	21.2	21.2
Accrued legal settlement (1)	—	32.2
Accrued expenses and other	53.1	62.1
Total	$208.3	$217.0
(1)See Note 9. "Commitments and Contingencies" for further discussion.
9. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of September 30, 2021 and December 31, 2020 were $22.9 million and $21.4 million, respectively. Expected insurance recoveries of $10.5 million as of both September 30, 2021 and December 31, 2020, are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.
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
Government Settlement
On April 14, 2020, Logan Laboratories, LLC ("Logan Labs"), a toxicology laboratory based in Tampa, Florida, that provides urine testing services and Tampa Pain Relief Centers, Inc. ("Tampa Pain" and, together with Logan Labs, the "Companies"), a pain management medical practice based in Tampa, Florida, both indirect wholly-owned subsidiaries of the Company, entered into a settlement agreement (the "Settlement Agreement") with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services ("OIG"), the Defense Health Agency, acting on behalf of the TRICARE Program, the Office of Personnel Management, as the administrator of the Federal Employees Health Benefits Program, the Office of Workers Compensation Programs of the United States Department of Labor, which administers federal workers compensation claims for federal employees, including the United States Postal Service, and the United States Department of Veterans Affairs and certain other parties to resolve the pending DOJ investigation.
Under the terms of the Settlement Agreement, the Companies paid $30.7 million plus accrued interest on April 1, 2021, representing the final payment related to the resolution of the DOJ Investigation.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stockholder Litigation
On December 4, 2017, a purported Company stockholder filed an action in the Delaware Court of Chancery (the "Delaware Action"). That action is captioned Witmer v. H.I.G. Capital, L.L.C., et al., C.A. No. 2017-0862. The plaintiff in the Delaware Action asserted claims against (i) certain current and former members of the Company’s Board of Directors (together, the "Directors"); (ii) H.I.G. Capital, LLC and certain of its affiliates (collectively, "H.I.G."); and (iii) Bain Capital Private Equity, L.P. and certain of its affiliates (collectively, "Bain Capital" and, together with the Directors and H.I.G., the "Defendants"). The plaintiff asserted derivative claims on behalf of the Company, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of Company stockholders. The plaintiff in the Delaware Action asserted that the Defendants breached their fiduciary duties in connection with the transactions in which (i) the Company acquired National Surgical Healthcare; (ii) Bain Capital acquired preferred equity in the Company; and (iii) Bain Capital acquired H.I.G.'s equity stake in the Company, and that, in the alternative, Bain Capital aided and abetted those purported breaches. The plaintiff also asserted an unjust enrichment claim against Bain Capital.
On January 2, 2018, the Defendants moved to dismiss the plaintiff’s complaint. On December 19, 2018, the Court of Chancery issued a decision on that motion. Following that decision, all of the Directors have been dismissed from the Delaware Action. The Court did not dismiss the plaintiff’s breach of fiduciary duty claim against H.I.G. or the aiding and abetting claim asserted against Bain Capital. However, the Court dismissed the plaintiff’s breach of fiduciary duty and unjust enrichment claims against Bain Capital. In addition, the Court dismissed all of the plaintiff’s claims that were asserted on behalf of a putative class of Company stockholders. Accordingly, all of the plaintiff’s remaining claims in the Delaware Action are asserted derivatively on the Company’s behalf. Discovery in the Delaware Action principally concluded on July 30, 2021, and the Defendants moved for summary judgment with respect to the remaining claims asserted against them. While those motions were pending, the parties to the Delaware Action reached an agreement-in-principle to settle the Delaware Action. The parties are currently negotiating the final terms of that settlement, which will be subject to approval by the Court of Chancery. Because the plaintiff in the Delaware Action asserts only derivative claims on the Company’s behalf, the Company will be the beneficiary of any settlement that is ultimately approved by the Court of Chancery.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid.
Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA was approximately $43.2 million as of both September 30, 2021 and December 31, 2020. As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $39.9 million and $37.0 million as of September 30, 2021 and December 31, 2020, respectively. The current portion of the liability was $21.2 million as of both September 30, 2021 and December 31, 2020, and is included as a component of other current liabilities in the condensed consolidated balance sheets. The long-term portion is included as a component of other long-term liabilities in the condensed consolidated balance sheets.
10. Segment Reporting
The Company currently operates in two major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities and the operation of ancillary services. The Surgical Facility Services segment consists of the operation of ASCs and surgical hospitals and includes anesthesia services. The Ancillary Services segment consists of multi-specialty physician practices and a diagnostic laboratory, which was closed during the third quarter of 2020. The Optical Services segment for the three and nine months ended September 30, 2020 reflected in the table below consisted of an optical products group purchasing organization, which was sold on December 31, 2020. "All other" primarily consists of the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Surgical Facility Services	$542.1	$478.6	$1,563.7	$1,262.8
Ancillary Services	17.1	16.7	51.2	46.9
Optical Services	—	0.8	—	2.1
Total	$559.2	$496.1	$1,614.9	$1,311.8

Adjusted EBITDA:
Surgical Facility Services	$96.9	$82.5	$287.5	$229.7
Ancillary Services	—	(0.6)	(1.0)	(3.9)
Optical Services	—	0.4	—	1.0
All other	(20.5)	(21.2)	(61.3)	(61.0)
Total	$76.4	$61.1	$225.2	$165.8

Reconciliation of Adjusted EBITDA:
Income (loss) before income taxes	$9.4	$(33.0)	$26.5	$(61.1)

Net income attributable to non-controlling interests	(31.1)	(27.3)	(98.6)	(75.0)
Depreciation and amortization	25.2	24.1	76.1	69.3
Interest expense, net	54.2	51.5	160.9	147.8
Equity-based compensation expense	4.1	3.0	13.4	9.9
Transaction, integration and acquisition costs (1)	10.2	7.5	31.0	30.2
Impairment charges	—	33.5	—	33.5
Loss on disposals and deconsolidations, net	1.9	0.7	2.0	7.1
Litigation settlement and other litigation costs (2)	2.5	1.1	4.3	4.9
(Gain) loss on debt extinguishment	(0.5)	—	9.1	—
Gain on escrow release (3)	—	—	—	(0.8)
Hurricane-related operating losses (4)	0.5	—	0.5	—
Adjusted EBITDA	$76.4	$61.1	$225.2	$165.8

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)This amount includes transaction and integration costs of $10.2 million and $5.4 million for the three months ended September 30, 2021 and 2020, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $2.1 million for the three months ended September 30, 2020.
This amount includes transaction and integration costs of $24.7 million and $15.8 million for the nine months ended September 30, 2021 and 2020, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $6.3 million and $14.4 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)This amount includes other litigation costs of $2.5 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively.
This amount includes other litigation costs of $4.3 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. This amount further includes litigation settlement costs of $1.2 million for the nine months ended September 30, 2020, with no comparable costs for the nine months ended September 30, 2021.
(3)Included in other income in the condensed consolidated statement of operations for the nine months ended September 30, 2020.
(4)Reflects losses incurred in the month of September 2021 at a surgical facility that was closed following Hurricane Ida.

	September 30, 2021	December 31, 2020
Assets:
Surgical Facility Services	$5,124.4	$4,962.4
Ancillary Services	32.5	35.0
All other	474.7	415.8
Total assets	$5,631.6	$5,413.2

	Nine Months Ended September 30,
	2021	2020
Cash purchases of property and equipment:
Surgical Facility Services	$42.0	$24.1
Ancillary Services	0.4	0.3
All other	1.1	3.4
Total cash purchases of property and equipment	$43.5	$27.8
11. Subsequent Events
In October 2021, the Company completed the acquisition of additional interest in one of its consolidated Surgical Facilities for a market-based acquisition price of $31.8 million.

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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations. The words "projections," "believe," "continue," "drive," "estimate," "expect," "intend," "may," "plan," "will," "could," "would" and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, the continuing effects of the COVID-19 outbreak in the United States and the regions in which we operate; the impact to the state and local economies of restrictive orders, vaccine and other mandates and the pandemic generally; our ability to respond nimbly to challenging economic conditions; the unpredictability of our case volume in the current environment; our ability to preserve or raise sufficient funds to continue operations throughout this period of uncertainty; the impact of our cost-cutting measures on our future performance; our ability to cause distributions from our subsidiaries; the responsiveness of our payors, including Medicaid and Medicare, to the challenging operating conditions, including their willingness and ability to continue paying in a timely manner and to advance payments in a timely manner, if at all; the impact of COVID-19 related stimulus programs, including the CARES Act, and uncertainty in how these programs may be administered, monitored and modified in the future; our ability to execute on our operational and strategic initiatives; the timing and impact of our portfolio optimization efforts; our ability to continue to improve same-facility volume and revenue growth on the timeline anticipated, if at all; our ability to successfully integrate acquisitions; the anticipated impact and timing of our ongoing efficiency efforts; the impact of adverse weather conditions and other events outside of our control; and the risks and uncertainties set forth under the heading "Risk Factors" in our 2020 Annual Report on Form 10-K and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
Total revenues for the third quarter of 2021 increased 12.7% to $559.2 million from $496.1 million for the third quarter of 2020. Same-facility revenues for the third quarter of 2021 increased 8.3% from the same period last year, with a 2.0% increase in revenue per case and a 6.2% increase in same-facility cases. The increase in same-facility revenues is attributable to the Company's recovery from the negative impacts of the COVID-19 pandemic in the third quarter of 2020. For the third quarter of 2021, the Company’s net loss attributable to common stockholders and Adjusted EBITDA was $22.9 million and $76.4 million, respectively, compared to $71.6 million and $61.1 million for the same period last year. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Metrics." The increase in Adjusted EBITDA was primarily attributable to the Company's recovery from the negative impacts of the COVID-19 pandemic in the third quarter of 2020 and acquisitions completed since the prior-year period.
We had cash and cash equivalents of $330.4 million and $163.0 million of borrowing capacity under our revolving credit facility at September 30, 2021. Operating cash inflows were $14.9 million in the third quarter of 2021, a decrease of $12.0 million compared to the prior-year period. Net operating cash flows, including operating cash flows less distributions to non-controlling interests, were an outflow of $19.2 million for the third quarter of 2021, compared to an outflow of $3.7 million for the third quarter of 2020. The decrease in operating cash flows and net operating cash flows compared to the same period in 2020 is primarily due to receipts of government grants provided through the CARES Act and actions taken to significantly reduce cash operating expenses and defer non-essential expenditures during the third quarter of 2020 and the repayment of funds under the Medicare Accelerated and Advance Payment Program in 2021.
Impact of COVID-19
The COVID-19 global pandemic has significantly affected our facilities, employees, patients, communities, business operations and financial performance, as well as the U.S. economy and financial markets. The COVID-19 pandemic materially impacted our financial performance for the year ended December 31, 2020, and has continued to impact our financial performance during the nine months ended September 30, 2021. The impact of the COVID-19 pandemic on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures typically performed. Although we cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, which is difficult to predict and is dependent on factors beyond our control, we continue to see improvement in surgical case volumes as states re-open and allow for non-emergent procedures. We cannot predict if or when utilization may return to pre-pandemic levels.
The Company is monitoring legislative actions at federal and state levels, including the impact of the CARES Act and other governmental assistance that might be available.
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
Revenues
Our revenues consist of patient service revenues and other service revenues. Patient service revenues consist of revenue from our surgical facility services and ancillary services segments. Specifically, patient service revenues include fees for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes, as well as for patient visits to our physician practices, anesthesia services, pharmacy services and diagnostic screens ordered by our physicians. Other service revenues include management and administrative service fees derived from our non-consolidated facilities that we account for under the equity method, management of surgical facilities and physician practices in which we do not own an interest and management services we provide to physician practices for which we are not required to provide capital or additional assets. For the three and nine months ended September 30, 2020, other service revenues also includes optical service revenues, which consisted of handling charges billed to the members of our optical products purchasing organization, which was sold on December 31, 2020.
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Patient service revenues:
Surgical facilities revenues	95.6%	95.4%	95.5%	95.0%
Ancillary services revenues	3.0%	3.4%	3.1%	3.6%
Total patient service revenues	98.6%	98.8%	98.6%	98.6%
Other service revenues	1.4%	1.2%	1.4%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Private insurance payors	49.2%	52.6%	49.6%	52.8%
Government payors	45.0%	38.5%	44.0%	39.1%
Self-pay payors	2.9%	4.0%	2.9%	3.4%
Other payors (1)	2.9%	4.9%	3.5%	4.7%
Total	100.0%	100.0%	100.0%	100.0%
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

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Orthopedic and pain management	34.8%	38.3%	35.8%	39.9%
Ophthalmology	27.1%	26.7%	26.5%	25.4%
Gastrointestinal	22.6%	19.6%	22.1%	18.8%
General surgery	3.0%	2.9%	3.0%	3.1%
Other	12.5%	12.5%	12.6%	12.8%
Total	100.0%	100.0%	100.0%	100.0%
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
Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table summarizes certain results from the statements of operations for the three months ended September 30, 2021 and 2020 (dollars in millions):

	Three Months Ended September 30,
	2021	2020

Revenues	$559.2	$496.1
Operating expenses:
Cost of revenues	436.7	381.9
General and administrative expenses	25.5	25.2
Depreciation and amortization	25.2	24.1
Income from equity investments	(2.9)	(3.1)
Loss on disposals and deconsolidations, net	1.9	0.7
Transaction and integration costs	10.2	5.4
Impairment charges	—	33.5
Grant funds	—	9.9
Gain on debt extinguishment	(0.5)	—
Other income	(0.5)	—
Total operating expenses	495.6	477.6
Operating income	63.6	18.5
Interest expense, net	(54.2)	(51.5)
Income (loss) before income taxes	9.4	(33.0)
Income tax expense	1.2	1.3
Net income (loss)	8.2	(34.3)
Less: Net income attributable to non-controlling interests	(31.1)	(27.3)
Net loss attributable to Surgery Partners, Inc.	$(22.9)	$(61.6)
Overview. During the three months ended September 30, 2021, our revenues increased 12.7% to $559.2 million compared to $496.1 million for the three months ended September 30, 2020. We incurred a net loss attributable to Surgery Partners, Inc. of $22.9 million for the 2021 period, compared to $61.6 million for the 2020 period. The increase in revenues was primarily attributable to increases in surgical case volumes and case mix recovery as the Company continues to recover from the COVID-19 pandemic that began in the first quarter of 2020 and acquisitions completed since the prior-year period.

Revenues. Revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows (dollars in millions):

	Three Months Ended September 30,
	2021	2020

Patient service revenues	$551.4	$489.8
Other service revenues	7.8	6.3
Total revenues	$559.2	$496.1
Patient service revenues increased 12.6% to $551.4 million for the three months ended September 30, 2021 compared to $489.8 million for the three months ended September 30, 2020. The increase of 12.6% was driven by a 6.2% increase in same-facility case volume and a 2.0% increase in same-facility revenue per case, primarily resulting from case count and case mix recovery from the impacts of the COVID-19 pandemic that we began experiencing in the first quarter of 2020 and acquisitions completed since the prior-year period.
Cost of Revenues. Cost of revenues were $436.7 million for the three months ended September 30, 2021 compared to $381.9 million for the three months ended September 30, 2020. The increase was primarily driven by case count and case mix recovery from the impacts of the COVID-19 pandemic that the Company began experiencing in the first quarter of 2020. As a percentage of revenues, cost of revenues increased to 78.1% for the 2021 period compared to 77.0% for the 2020 period.
General and Administrative Expenses. General and administrative expenses were $25.5 million for the three months ended September 30, 2021 compared to $25.2 million for the three months ended September 30, 2020. As a percentage of revenues, general and administrative expenses decreased to 4.6% for the 2021 period compared to 5.1% for the 2020 period.
Depreciation and Amortization. Depreciation and amortization was $25.2 million and $24.1 million for the three months ended September 30, 2021 and 2020, respectively. As a percentage of revenues, depreciation and amortization expenses was 4.5% for the 2021 period compared to 4.9% for the 2020 period.
Transaction and Integration Costs. We incurred $10.2 million of transaction and integration costs for the three months ended September 30, 2021 compared to $5.4 million for the three months ended September 30, 2020. The increase primarily relates to costs for ongoing development initiatives and the integration of acquisitions we completed in 2021 and 2020.
Impairment Charges. For the three months ended September 30, 2020, we recorded non-cash impairment charges of $28.6 million and $4.9 million for the Ancillary Services and Alliance reporting units, respectively. The impairment charges were the result of a September 30, 2020 valuation which determined the carrying value for both the Ancillary Services and Alliance reporting units exceeded the fair value. There were no impairment charges in the 2021 period.
Grant Funds. Grant funds were $9.9 million for the three months ended September 30, 2020, representing recognition of government grants provided through the CARES Act in the 2020 period. For further discussion on grant fund recognition, see Note 1. "Organization and Summary of Accounting Polices - COVID-19 Pandemic" to our condensed consolidated financial statements included elsewhere in this report.
Interest Expense, Net. Interest expense, net, increased to $54.2 million for the three months ended September 30, 2021 compared to $51.5 million for the three months ended September 30, 2020. The increase primarily relates to the 2020 Incremental Term Loans, which were fully drawn on April 22, 2020 and the issuance of additional 2027 Unsecured Notes in the amount of $115.0 million effective July 30, 2020. As a percentage of revenues, interest expense, net was 9.7% for the 2021 period compared to 10.4% for the 2020 period.
Income Tax Expense.  The income tax expense was $1.2 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate was 12.8% for the three months ended September 30, 2021 compared to (3.9)% for the three months ended September 30, 2020. For the three months ended September 30, 2021, the effective tax rate differed from 21% primarily due to the reversal of the Company's earnings attributable to minority interest. For the three months ended September 30, 2020, the effective tax rate differed from 21% primarily due to the discrete tax expense attributable to the impairment of goodwill. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $31.1 million for the three months ended September 30, 2021 compared to $27.3 million for the three months ended September 30, 2020. As a percentage of revenues, net income attributable to non-controlling interests was 5.6% for the 2021 period and 5.5% for the 2020 period.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table summarizes certain results from the statements of operations for the nine months ended September 30, 2021 and 2020 (dollars in millions):

	Nine Months Ended September 30,
	2021	2020

Revenues	$1,614.9	$1,311.8
Operating expenses:
Cost of revenues	1,270.6	1,067.4
General and administrative expenses	76.8	73.3
Depreciation and amortization	76.1	69.3
Income from equity investments	(8.5)	(7.6)
Loss on disposals and deconsolidations, net	2.0	7.1
Transaction and integration costs	24.7	15.8
Impairment charges	—	33.5
Grant funds	(20.0)	(33.2)
Loss on debt extinguishment	9.1	—
Litigation settlement	—	1.2
Other income	(3.3)	(1.7)
Total operating expenses	1,427.5	1,225.1
Operating income	187.4	86.7
Interest expense, net	(160.9)	(147.8)
Income (loss) before income taxes	26.5	(61.1)
Income tax benefit	(1.3)	(14.5)
Net income (loss)	27.8	(46.6)
Less: Net income attributable to non-controlling interests	(98.6)	(75.0)
Net loss attributable to Surgery Partners, Inc.	$(70.8)	$(121.6)
Overview. During the nine months ended September 30, 2021, our revenues increased 23.1% to $1,614.9 million compared to $1,311.8 million for the nine months ended September 30, 2020. We incurred a net loss attributable to Surgery Partners, Inc. of $70.8 million for the 2021 period, compared to $121.6 million for the 2020 period. The increase in revenues was primarily attributable to increases in surgical case volumes as the Company continues to recover from the COVID-19 pandemic that began in the first quarter of 2020 and acquisitions completed since the prior-year period.
Revenues. Revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were as follows (dollars in millions):

	Nine Months Ended September 30,
	2021	2020

Patient service revenues	$1,593.0	$1,293.5
Other service revenues	21.9	18.3
Total revenues	$1,614.9	$1,311.8
Patient service revenues increased 23.2% to $1,593.0 million for the nine months ended September 30, 2021 compared to $1,293.5 million for the nine months ended September 30, 2020. The increase of 23.2% was driven by a 22.4% increase in same-facility case volume partially offset by a 1.1% decrease in same-facility revenue per case. The increase was primarily driven by case count recovery from the impacts of the COVID-19 pandemic that the Company began experiencing in the first quarter of 2020 and acquisitions completed since the prior-year period.
Cost of Revenues. Cost of revenues were $1,270.6 million for the nine months ended September 30, 2021 compared to $1,067.4 million for the nine months ended September 30, 2020. The increase was primarily driven by case count and recovery from the impacts of the COVID-19 pandemic that the Company began experiencing in the first quarter of 2020 and acquisitions completed since the prior-year period. As a percentage of revenues, cost of revenues decreased to 78.7% for the 2021 period compared to 81.4% for the 2020 period, as lower acuity procedures with lower cost of sales returned from COVID-19 related lows experienced in the 2020 period.

General and Administrative Expenses. General and administrative expenses were $76.8 million for the nine months ended September 30, 2021 compared to $73.3 million for the nine months ended September 30, 2020. As a percentage of revenues, general and administrative expenses decreased to 4.8% for the 2021 period compared to 5.6% for the 2020 period.
Depreciation and Amortization. Depreciation and amortization was $76.1 million and $69.3 million for the nine months ended September 30, 2021 and 2020, respectively. The increase is primarily due to acquisitions completed in 2021 and 2020. As a percentage of revenues, depreciation and amortization expenses was 4.7% for the 2021 period compared to 5.3% for the 2020 period.
Loss on Disposals and Deconsolidations, Net. The net loss on disposals and deconsolidations was $2.0 million for the 2021 period, related to disposals of other long-lived assets. The net loss on disposals and deconsolidations was $7.1 million for the 2020 period, including a $5.1 million gain on the sale of certain assets related to our anesthesia business, offset by a $6.6 million loss on the sale of interests in surgical facilities and the closure of a diagnostic laboratory and $5.6 million primarily related to disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $24.7 million of transaction and integration costs for the nine months ended September 30, 2021 compared to $15.8 million for the nine months ended September 30, 2020. The increase primarily relates to costs for ongoing development initiatives and the integration of acquisitions we completed in 2021 and 2020.
Grant Funds. During the nine months ended September 30, 2021, the Company received approximately $8 million of additional grants from HHS. Based on guidance from HHS and other authorities, the Company updated its estimate of the amount of grant funds received that qualify for recognition, resulting in the recognition of $20.0 million during the nine months ended September 30, 2021. Grant funds were $33.2 million for the nine months ended September 30, 2020. For further discussion, see Note 1. "Organization and Summary of Accounting Polices - COVID-19 Pandemic" to our condensed consolidated financial statements included elsewhere in this report.
Loss on Debt Extinguishment. The net loss on debt extinguishment was $9.1 million for the 2021 period. See Note 3. "Long-Term Debt" to our condensed financial statements included elsewhere in this report.
Interest Expense, Net. Interest expense, net, increased to $160.9 million for the nine months ended September 30, 2021 compared to $147.8 million for the nine months ended September 30, 2020. The increase primarily relates to the 2020 Incremental Term Loans, which were fully drawn on April 22, 2020 and the issuance of additional 2027 Unsecured Notes in the amount of $115.0 million effective July 30, 2020. As a percentage of revenues, interest expense, net was 10.0% for the 2021 period compared to 11.3% for the 2020 period.
Income Tax Benefit.  The income tax benefit was $1.3 million for the nine months ended September 30, 2021 compared to $14.5 million for the 2020 period. The effective tax rate was (4.9)% for the nine months ended September 30, 2021 compared to 23.7% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the effective tax rate differed from 21% primarily due to discrete tax benefits of (a) $4.4 million related to the vesting of restricted stock awards, and (b) $3.0 million related to entity divestitures. For the nine months ended September 30, 2020, the effective tax rate differed from 21% primarily due to (a) discrete tax benefits of $6.9 million attributable to the release of federal and state valuation allowances on the Company’s Internal Revenue Code Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the CARES Act, and $5.0 million attributable to a portion of the payments under the Settlement Agreement, as defined in Note 9. "Commitments and Contingencies," being classified as “restitution” for income tax purposes, and (b) a discrete tax expense of $5.0 million attributable to the impairment of goodwill. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $98.6 million for the nine months ended September 30, 2021 compared to $75.0 million for the nine months ended September 30, 2020. As a percentage of revenues, net income attributable to non-controlling interests was 6.1% for the 2021 period and 5.7% for the 2020 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. During the nine months ended September 30, 2021, our cash flow provided by operating activities was $67.4 million compared to $238.0 million in the nine months ended September 30, 2020. The decrease is primarily due to the final DOJ settlement payment in second quarter of 2021, receipts of government grants and Medicare advance payments provided through the CARES Act, as well as actions taken to significantly reduce cash operating expenses and defer non-essential expenditures, during the 2020 period and the repayment of Medicare advance payments in the 2021 period.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2021, was $141.7 million, which included $43.5 million related to purchases of property and equipment. We paid $101.0 million in cash for acquisitions (net of cash acquired), which included four surgical facilities in a new markets and two surgical facilities in existing markets that were merged into existing facilities. Additionally, we received cash proceeds of $2.5 million related to the disposal of certain long-lived assets.
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
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2021 was $86.5 million. During this period, we received net proceeds of $248.2 million from an equity offering. We made distributions to non-controlling interest holders of $97.5 million and received proceeds related to ownership transactions with consolidated affiliates of $2.4 million. We made repayments on our long-term debt of $328.4 million and paid debt issuance costs of $11.7 million, which were partially offset by borrowings of $293.0 million (see Note 3. "Long-Term Debt"). We also paid a cash dividend of $5.1 million related to the Series A Preferred Stock. On May 17, 2021, we issued 22.609 million shares of our common stock, $0.01 par value per share to Bain Capital, as a result of the conversion of all outstanding shares of our Series A Preferred Stock at a conversion price of $19.00 per share. As a result of such conversion, we currently have no shares of Series A Preferred Stock issued or outstanding.
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
Debt
As of September 30, 2021, the carrying value of our total indebtedness was $2.853 billion, which includes unamortized fair value discount of $3.1 million and unamortized deferred financing costs and issuance discount of $17.2 million.
Term Loan and Revolving Credit Facility
As of September 30, 2021, we had term loan borrowings with a carrying value of $1.535 billion, consisting of outstanding aggregate principal of $1.538 billion and unamortized fair value discount of $3.1 million.
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
On January 27, 2021, the Company entered into an amendment to the Credit Agreement with respect to the revolving credit facility (the "Revolver"), to provide for an extension of the maturity date of the Revolver to February 1, 2026 and an increase in the outstanding commitments under the Revolver in an amount equal to $50.0 million. The maturity extension and the additional commitments became operative on February 1, 2021. As of September 30, 2021, the Company's availability on the Revolver was $163.0 million (including outstanding letters of credit of $7.0 million).
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
Senior Unsecured Notes
We have $545.0 million aggregate principal amount of senior unsecured notes due April 15, 2027, which bear interest at the rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year.
We have $370.0 million aggregate principal amount of senior unsecured notes due July 1, 2025, which bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year.
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $140.5 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $279.9 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.

Pursuant to the CARES Act, repayment of certain advanced payments and other deferrals received as part of relief during 2020 began in 2021. We received approximately $120 million of accelerated payments during the year ended December 31, 2020. During the nine months ended September 30, 2021, approximately $38 million has been repaid. See Note 1. "Organization and Summary of Accounting Policies" to our condensed consolidated financial statements included elsewhere in this report, for further discussion on the repayment terms related to certain relief previously received by us. In addition to the continued repayment of the advanced payments received under the CARES Act, we anticipate additional cash outflows during the fourth quarter of 2021 from the partial repayment of payroll taxes deferred in 2020 pursuant to the CARES Act (see Note 1. "Organization and Summary of Accounting Policies" for further discussion of the amounts deferred and repayment terms) and a scheduled payment related to the tax receivable agreement (see Note 9. "Commitments and Contingencies" for further discussion of the tax receivable agreement).
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
As previously noted in Note 1. "Organization and Summary of Accounting Policies" to our condensed consolidated financial statements included elsewhere in this report, for the nine months ended September 30, 2021, we received additional relief via the CARES Act, including approximately $8 million in direct grant payments, which are not required to be repaid, subject to certain terms and conditions.
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
Although we have seen continued improvement in surgical case volumes as states continue to re-open and allow for non-emergent procedures, broad economic factors resulting from the current COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, could negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed.
Based on our current level of operations, we believe cash flows from operations, available cash, available capacity on our Revolver, funds we have received under the CARES Act, funds we may receive in the future and continued access to capital markets, will be adequate to meet our short-term (i.e., 12 months) and long-term (beyond 12 months) liquidity needs.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA excluding grant funds to income (loss) before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Condensed Consolidated Statements of Operations Data:
Income (loss) before income taxes	$9.4	$(33.0)	$26.5	$(61.1)
Plus (minus):
Net income attributable to non-controlling interests	(31.1)	(27.3)	(98.6)	(75.0)
Depreciation and amortization	25.2	24.1	76.1	69.3
Interest expense, net	54.2	51.5	160.9	147.8
Equity-based compensation expense	4.1	3.0	13.4	9.9
Transaction, integration and acquisition costs (1)	10.2	7.5	31.0	30.2
Loss on disposals and deconsolidations, net	1.9	0.7	2.0	7.1
Impairment charges	—	33.5	—	33.5
Litigation settlement and other litigation costs (2)	2.5	1.1	4.3	4.9
(Gain) loss on debt extinguishment	(0.5)	—	9.1	—
Gain on escrow release (3)	—	—	—	(0.8)
Hurricane-related operating losses (4)	0.5	—	0.5	—
Adjusted EBITDA	$76.4	$61.1	$225.2	$165.8
Less: Impact of grant funds (5)	—	5.4	(13.7)	(21.9)
Adjusted EBITDA excluding grant funds	$76.4	$66.5	$211.5	$143.9
(1)This amount includes transaction and integration costs of $10.2 million and $5.4 million for the three months ended September 30, 2021 and 2020, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $2.1 million for the three months ended September 30, 2020. This amount includes transaction and integration costs of $24.7 million and $15.8 million for the nine months ended September 30, 2021 and 2020, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $6.3 million and $14.4 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)This amount includes other litigation costs of $2.5 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively. This amount includes other litigation costs of $4.3 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. This amount further includes litigation settlement costs of $1.2 million for the nine months ended September 30, 2020.
(3)Included in other income in the condensed consolidated statement of operations for the nine months ended September 30, 2020.
(4)Reflects losses incurred in the month of September 2021 at a surgical facility that was closed following Hurricane Ida.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended September 30, 2021

Cash flows from operating activities	$76.3
Plus (minus):
Non-cash interest expense, net	(13.4)
Non-cash lease expense	(40.3)
Deferred income taxes	8.9
Income from equity investments, net of distributions received	(1.7)
Changes in operating assets and liabilities, net of acquisitions and divestitures	173.9
Income tax benefit	(6.9)
Net income attributable to non-controlling interests	(141.0)
Interest expense, net	214.9
Transaction, integration and acquisition costs	39.0
Litigation settlement and other litigation costs	5.8
Hurricane-related operating losses	0.5
Acquisitions and synergies (1)	67.0
Credit Agreement EBITDA	$383.0
(1)Represents impact of acquisitions as if each acquisition had occurred on October 1, 2020. Further this includes revenue synergies from other business initiatives, de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Additionally, we periodically enter into interest rate swap and cap agreements to manage our exposure to interest rate fluctuations. Our interest rate swap and cap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the interest rate swap and cap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the interest rate swap and cap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair value of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income.
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at September 30, 2021, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Stockholder Litigation. Please refer to the disclosure in Note 9. "Commitments and Contingencies - Stockholder Litigation" to our condensed consolidated financial statements included elsewhere in this report, which is incorporated into this item by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of common stock during the three months ended September 30, 2021. At September 30, 2021, the Company continued to have authority to repurchase up to $46.0 million of shares of common stock under its Board-authorized share repurchase program.
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ Thomas F. Cowhey Thomas F. Cowhey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 3, 2021