Form 10-K
period 2021-12-31
Surgery Partners, Inc.
filed 2022-03-01
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (each as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021, was $2.1 billion. As of February 22, 2022, there were 89,356,551 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2022 annual meeting of stockholders are incorporated by reference into Part III of this report.

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
•the social and economic impact of the ongoing COVID-19 pandemic on our business;
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
•supply chain issues, including shortages or quality control issues with surgery-related products, equipment and medical supplies;
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
As of December 31, 2021, we owned or operated primarily in partnership with physicians, a portfolio of 126 surgical facilities in the United States ("U.S.") comprised of 108 ambulatory surgical centers ("ASCs") and 18 surgical hospitals ("surgical hospitals," and together with ASCs referred to as "surgical facilities" or "facilities") across 31 states, including a majority interest in 88 of the surgical facilities. During 2021, patient services provided in our surgical facilities generated approximately $2.1 billion in revenue.
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
Impact of COVID-19
The COVID-19 pandemic has significantly affected our facilities, employees, patients, communities, business operations and financial performance, as well as the U.S. economy and financial markets. The COVID-19 pandemic materially impacted our financial performance for the year ended December 31, 2020, and has continued to impact our financial performance during the year ended December 31, 2021.The impact of the COVID-19 pandemic on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures typically performed. Although we cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, which is difficult to predict and is dependent on factors beyond our control, we saw improvement in surgical case volumes as states re-opened and allowed for non-emergent procedures. We cannot predict if or when utilization may return to pre-pandemic levels.
The Company continues to monitor legislative actions at federal and state levels, including the impact of the CARES Act and other governmental assistance that might be available.
Operations
During 2021, we operated in two reporting segments: Surgical Facility Services and Ancillary Services. Prior to 2021, we also operated in the Optical Services reporting segment.
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
•Our Optical Services segment consisted of an optical products group purchasing organization, which was divested on December 31, 2020. Our Optical Services segment was not a material component of our total revenue, contributing less than 1% in each of 2020 and 2019.
Surgical Facility Services Segment
Surgical Facility Operations
As of December 31, 2021, we owned or operated primarily in partnership with physicians, 126 surgical facilities, including 108 ASCs and 18 licensed surgical hospitals. Our Surgical Facility Services segment contributed approximately 97%, 96% and 95% of our total revenue in 2021, 2020 and 2019, respectively.
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
Surgical Facility Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups and health care systems. One of our wholly-owned subsidiaries typically serves as the general partner or managing member of our surgical facilities. We generally seek to own a majority interest in our surgical facilities or otherwise have sufficient control over the facilities in order to consolidate the financial results. In some instances, we will acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or health care systems. We hold majority ownership in 88 of the 126 surgical facilities in which we own an interest. We provide intercompany loans to some of the surgical facilities which often are secured by a pledge of assets of the facility. We also provide day-to-day management services for a majority of our surgical facilities pursuant to a management agreement and receive a management fee that is typically equal to a percentage of the facility revenue.
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
The following table sets forth the percentage of total patient service revenues for our consolidated surgical facilities by type of payor for the periods indicated:

	Year Ended December 31,
	2021	2020	2019

Private Insurance	50.6%	53.9%	53.8%
Government	43.3%	38.6%	38.9%
Self-pay	2.8%	3.2%	2.6%
Other	3.3%	4.3%	4.7%
Total patient service revenues	100.0%	100.0%	100.0%
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
On August 2, 2021, CMS published the IPPS final rule for federal fiscal year ("FFY") 2022, which began on October 1, 2021. Under the FFY 2022 final rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting ("IQR") Program and demonstrate meaningful use of certified electronic health record ("EHR") technology will be increased by 2.5%. Those hospitals that do not successfully report quality data under the IQR Program (but are meaningful EHR users) may receive a payment rate increase of only 1.87%. In addition to the IQR Program, hospitals will be subject to payment adjustments under the Value Based Purchasing Program, Readmissions Reduction Program and Hospital Acquired Conditions Reduction Programs that have been implemented by the Department of Health and Human Services ("HHS").
Medicare Reimbursement - Hospital Outpatient Departments
Surgical services that are provided in hospital outpatient departments ("HOPDs") generally are reimbursed by CMS using the Outpatient Prospective Payment System (the "OPPS"). The OPPS, established by the Secretary of HHS, determines payment amounts prospectively (generally the following calendar year) for various categories of medical services performed in HOPDs. On December 2, 2021, CMS published its OPPS final rule for 2022. The final rule provides for a payment rate increase of 2.0%. Hospitals that do not meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program will be subject to a 2.0% payment rate decrease.
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
Medicare Reimbursement - ASCs
    Payments under the Medicare program to ASCs are also made based on the OPPS. However, the payment received from CMS is a percentage of the payment to HOPDs. Reimbursement rates for ASCs are updated annually based on changes in the consumer price index offset by multifactor productivity adjustments. Based on the OPPS Final Rule, ASC reimbursement rates will increase by 2.0% for 2022. CMS has established the Ambulatory Surgical Center for Quality Reporting ("ASCQR") Program as a pay-for-reporting, quality data program. Our ASCs that participate in the ASCQR Program receive the full annual update to the ASC payment rate. Those ASCs that do not successfully report quality data under the ASCQR Program may receive a payment reduction.
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
Ancillary Services Segment
Ancillary Services
Our portfolio of outpatient surgical facilities is complemented by a suite of ancillary services that we provide to support physicians in providing high quality and cost-efficient patient care. This segment includes multi-specialty physician practices, urgent care facilities and anesthesia services. The Company, physicians and patients benefit from these services through improved clinical efficiency and scheduling, and from incremental revenue associated with retaining fees for these services. Our Ancillary Services segment contributed approximately 3% of our total revenue in both 2021 and 2020 and 4% of our total revenue in 2019 and inlcuded the following:
•Until it was closed in the third quarter of 2020, we offered physicians toxicology testing services through our wholly-owned diagnostic laboratory based in Tampa, Florida.
•We employ two models in our network of multi-specialty physician practices. In one model, we wholly own and operate physician practices. For example, in the state of Florida, where the law does not preclude a business corporation from employing physicians, we wholly-own and operate physician practices in several locations throughout Florida. In the other model, we operate physician practices pursuant to long-term management service agreements with separate professional corporations that are wholly-owned by physicians.
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
Acquisition and Development Programs
Acquisition Program. In addition to our corporate strategy, we continuously evaluate opportunities to expand our presence in the surgical facility market by making strategic acquisitions of existing surgical facilities and by developing new surgical facilities in cooperation with local physician partners and, when appropriate, health care systems and other strategic partners. We generally structure our partnerships where either we are a majority owner partnered with physicians or we are a minority owner with buy-up rights. These buy-up rights give us the option to own a controlling interest at some point in the future. Alternatively, we may choose to pursue a strategic relationship with physicians and a health care system.
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
In developing or acquiring existing surgical facilities, we compete with other public and private surgical facility and hospital companies. Several large national companies own and/or manage surgical facilities, in some cases in connection with other lines of business with which we do not compete, including HCA Healthcare, Inc., Envision Healthcare Corporation, Tenet Healthcare Corporation, Surgical Care Affiliates, Inc. and Optum, Inc. We also face competition from local hospitals, physicians and other providers who may compete with us in the ownership and operation of surgical facilities, as well as the trend of physicians choosing to perform procedures in an office-based setting rather than in a surgical facility.
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
Human Capital Resources
At December 31, 2021, we had approximately 10,900 employees, including approximately 2,600 part-time employees. None of our employees are represented by a collective bargaining agreement. We appreciate that our colleagues are key to creating value and believe that we have a good relationship with them. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. In several markets, nurse and medical support personnel availability has become a significant operating issue to healthcare providers. To address this challenge, we have implemented several initiatives to improve engagement, retention, recruiting, compensation programs and productivity.
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
We believe that our employees are vital contributors to our success, and we devote significant resources to recruit and retain our workforce. We strive to recruit and retain a diverse population of employees at all stages of their careers that are reflective of the communities we serve. We are committed to promoting an inclusive culture through diversity of thoughts and backgrounds, recognizing the value these experiences bring to our colleagues, physicians, patients and the communities in which we reside. One of our core values is to promote a culture of diversity and inclusion. We have a Diversity, Equity, Inclusion & Community Impact Council comprised of employees with diverse backgrounds, experiences or characteristics who share a common interest in improving corporate culture and delivering sustained business results. Our workforce is comprised of approximately 81% female and 30% people of color. Our policies prohibit discrimination on the basis of race, sex, religion, color, national or ethnic origin, age, disability, sexual orientation, gender identity, gender expression, military service, pregnancy, physical or mental disabilities, genetic information, or any other class protected by applicable law in its administration of policies, programs or employment.
We have established, and continue to enhance and refine, a comprehensive set of practices for engagement, recruiting, developing, managing and optimizing the human resources of our organization. In general, we seek to attract, develop and retain an engaged workforce and improve talent management processes accordingly. We offer a competitive range of compensation and benefit programs. In light of the ongoing COVID-19 pandemic and CMS COVID Vaccination Regulations, we have implemented changes to address the safety and interests of our patients, employees, and medical staff, including the implementation of additional safety measures. Our code of conduct promotes integrity, accountability and transparency, among other high ethical standards and a focus on employee welfare.
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
CARES Act and Other Stimulus Legislation
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. Among other things, the CARES Act contains a number of provisions that are intended to assist health care providers as they combat the effects of the COVID-19 public health emergency. The healthcare-specific provisions include:
•the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2021;
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
On December 27, 2020, the COVID-19 Economic Relief Bill (the "Bill") was enacted, which among other significant matters, revised previous guidance on how grant funds distributed under the CARES Act may be utilized. These changes included greater clarity on the measurement of lost revenues eligible to be claimed against grant funds received through the CARES Act as well as how funds can be allocated among consolidated facilities.
HHS’ interpretation of the underlying terms and conditions of grant funds received through the CARES Act, the Bill and other governmental assistance programs, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in our inability to recognize certain payments, changes in the estimate of amounts recognized, or the derecognition of amounts previously recognized, including the amount estimated and included in our consolidated statement of operations for the year ended December 31, 2021 provided herein. Such changes may be material.
We continue to closely monitor legislative actions and regulatory guidance at the federal, state and local levels with respect to the CARES Act as other governmental assistance might become available to us. For more information, please refer to Note 1. "Organization and Summary of Accounting Policies - COVID-19 Pandemic" to our audited consolidated financial statements for the year ended December 31, 2021 included elsewhere herein.
Waivers or Temporary Suspension of Certain Regulatory Requirements
In addition to the financial and other relief that has been provided by the federal government through the CARES Act and other legislation that has been passed by Congress, CMS and many state governments have also issued a number of waivers and temporary suspensions of health care facility licensure, certification, and reimbursement requirements in order to provide hospitals, ambulatory surgery centers, physicians, and other health care providers with increased flexibility to meet the challenges presented by the COVID-19 public health emergency. For example, CMS has temporarily waived the enforcement of certain requirements of the Medicare conditions of participation and implemented a "hospitals without walls" program that would enable hospitals to treat patients in temporary locations and enable ASCs to temporarily enroll in Medicare as hospitals. CMS has also temporarily waived many provisions of the federal physician self-referral law, or Stark Law, including those provisions of the Stark Law that prohibit our hospitals with physician ownership from expanding capacity. Many states have also suspended the enforcement of certain regulatory requirements to ensure that health care providers have sufficient capacity to treat COVID-19 patients. These regulatory changes are temporary, and we anticipate substantially all requirements will be reinstated in all material respects at the conclusion of the public health emergency.
Certificates of Need, Licensure and Accreditation
Capital expenditures for the construction of new health care facilities, the addition of beds or new health care services or the acquisition of existing health care facilities may be reviewable by state regulators under statutory programs that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of health care facilities and the expansion of existing facilities and services. In these states, approvals, generally known as certificates of need, are required for capital expenditures exceeding certain preset monetary thresholds for the development, acquisition and/or expansion of certain facilities or services, including, in certain of these states, surgical facilities. Certificate of need laws are being challenged in many states across the country and any future changes could have positive and negative impacts on our business. We currently operate in 21 states that have certificate of need laws.
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
As of December 31, 2021, the majority of our facilities were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care, two of the major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of health care facilities. The effect of accreditation by these organizations is to exempt the facilities from routine surveys by state agencies to determine compliance with CMS requirements. These accredited facilities are subject to periodic surveys by the accrediting organization to ensure that they are in compliance with the applicable standards. Many private insurance health plans require our facilities to be accredited by one or both of these organizations in order to be participating providers. Failure to maintain accreditation would cause a facility to become subject to state survey agency oversight and potentially subject to increased scrutiny by CMS, and could result in a loss of payment from private insurance health plans.
Executive Order
On July 9, 2021, President Biden issued an executive order that is intended to promote competition in the U.S. economy. Among other things, the executive order encourages the Federal Trade Commission ("FTC") to ban or limit non-compete agreements, encourages the U.S. Department of Justice ("DOJ") and the FTC to review and revise their merger guidelines to ensure that patients are not harmed by healthcare mergers, and instructs HHS to support existing price transparency rules and implement the legislation that was recently adopted to address surprise billing. We cannot predict how, if at all, the various initiatives set forth in the executive order will be implemented by the regulatory agencies involved or the impact that the executive order will have on operations.
Affordable Care Act Repeal Efforts
Initiatives to repeal or modify the Patient Protection and Affordable Care Act (the "Affordable Care Act") have been persistent over the past several years. As of December 31, 2021, legislative efforts to repeal and replace the Affordable Care Act in full have not been successful. However, as a result of the enactment of the Tax and Jobs Act of 2017, the tax penalty associated with the so-called "individual mandate," which requires most individuals to obtain qualifying health insurance coverage or pay a tax penalty, was reduced to zero starting in 2019. The effective repeal of the individual mandate tax penalty and any other future repeal or replacement of the Affordable Care Act may have significant impact on the reimbursement for health care services generally, and may cause more individuals to become uninsured, rendering them unable to afford our health care services. In 2021, the U.S. Supreme Court dismissed a case that sought to invalidate the Affordable Care Act. However, the Affordable Care Act remains subject to various lawsuits challenging its enforcement and constitutionality. Accordingly, there can be no assurance that the adoption of any future federal or state health care reform legislation, or any ruling by a court with respect to the Affordable Care Act, will not have a negative financial impact on the Company.
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

Item 1A. Risk Factors
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. A discussion of the risks we face can be found below under the heading "Risk Factors" and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC, before making an investment decision regarding our common stock.
COVID-19 and Other Potential Pandemic Risks
•The COVID-19 pandemic continues to significantly affect our operations, business and financial condition.
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
•Companies within the health care industry continue to be the subject of federal and state audits and investigations, including actions for false and other improper claims.
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
COVID-19 and Other Potential Pandemic Risks
The COVID-19 pandemic continues to significantly affect our operations, business and financial condition.
The COVID-19 pandemic has significantly affected our facilities, employees, patients, communities, business operations and financial performance, as well as the U.S. economy and financial markets. The COVID-19 pandemic materially impacted our financial performance for the years ended December 31, 2021 and 2020 and potentially could negatively impact our financial performance in 2022. We cannot provide any certainty regarding the continuing effects of the impact of the COVID-19 pandemic, which is difficult to predict and is dependent on factors beyond our control.
The impact of the COVID-19 pandemic on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. Our facilities experienced significantly lower surgical case volume in 2020 and parts of 2021. It is difficult to predict the duration of this lower surgical case volume and, while governmental restrictions are continuing to ease in certain areas of the U.S., other areas are experiencing a surge in COVID-19 cases and variants of the virus and have imposed or may impose restrictions in response. Our case volume, financial condition and results of operations may be adversely affected by existing or future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. health care system, including federal and state vaccine mandates or other requirements or restrictions.
We experienced, and in the future could experience, supply chain disruptions, including shortages and delays, and could experience significant price increases, in equipment, pharmaceuticals and medical supplies. Staffing, equipment, and pharmaceutical and medical supplies shortages, including vaccine mandates, may also impact our ability to serve patients at our facilities.
Broad economic factors resulting from the current COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, could also negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable may adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain or diminished for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed.
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic (including the potential for additional resurgences of COVID-19 or its variants) have had and may to continue to have a material adverse effect on our business and may have a material adverse effect on our results of operations, financial condition, cash flows and our ability to service our indebtedness.
Although we have received grants and accelerated payments under the CARES Act, we are reviewing and may seek any additional available benefits in the future under the CARES Act, the COVID-19 Economic Relief Bill (together, the "Relief Bills") or other existing or any future legislation passed that could benefit us. We cannot predict the manner in which such future benefits will be allocated or administered, and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the programs we seek to access under the Relief Bills have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term. There can be no assurance that the implementation or interpretation of the provisions of the Relief Bills or other legislation will not change in ways that affect our funding or eligibility to participate, or that changes to the guidance on the recognition and certification of payments received will not result in government recoupment of funds that were initially released to us as grants. Additionally, accessing these programs and our response to the COVID-19 pandemic have required our management team to devote extensive resources and is likely to continue to do so in the near future, which may negatively affect our ability to implement our business plan and respond to opportunities.
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
We depend upon private and governmental third-party sources of payment for the services provided by physicians in our physician network and to patients in our surgical facilities, including surgical hospitals. We derived approximately 43% in 2021 and 39% in both

2020 and 2019, of our revenue from government payors, including Medicare and Medicaid programs. The amounts that we receive from the Medicare and Medicaid programs for our services are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; refinements to the Medicare Ambulatory Surgery Center payment system and refinements made by CMS to Medicare’s reimbursement policies; requirements for utilization review; and federal and state funding restrictions; any of which could materially adversely affect payments we receive from these government programs, as well as affect the timing of payments to our facilities.
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
Payments from private insurance payors, including state workers’ compensation programs and managed care organizations, represented approximately 51% in 2021 and 54% in both 2020 and 2019, of our patient service revenue. Most of these payments came from private insurance payors with which our facilities have contracts. Managed care companies such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private insurance payors. If we fail to enter into favorable contracts or maintain satisfactory relationships with private insurance organizations, our revenue may decrease. Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of health care services, including insurance companies and employers, to revise payment methods and monitor health care expenditures in an effort to contain health care costs. For instance, private insurance payors may lower reimbursement rates in response to increased obligations on payors imposed by the Affordable Care Act or future reductions in Medicare reimbursement rates. Further, private insurance payors may narrow their provider networks in response to the need to negotiate lower reimbursement rates with providers. If we are unable to maintain strong relationships with these payors, we may not be able to participate in these narrow provider networks.
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
Additionally, payments from workers’ compensation payors represented approximately 5% of our patient service revenue in 2021, and approximately 6% of our patient service revenues in both 2020 and 2019. A majority of states have implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If states reduce the amounts paid to providers under the workers’ compensation fee schedules, it could have an adverse impact on our operating results.
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
Our acquisition and development activities, require substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. Historically, we have funded acquisition and development activities through our credit facilities. As a result, we may take actions to fund future acquisitions and development activities that could have a material adverse effect on our business, prospects, results of operations and financial condition, including incurring substantial debt with certain restrictive terms. Further, sufficient capital or financing may not be available to us on satisfactory terms, if at all. In addition, our ability to acquire and develop additional surgical facilities may be limited by state certificate of need programs, licensure requirements, antitrust laws, and other regulatory restrictions on expansion. We also face significant competition from local, regional and national health systems and other owners of surgical facilities in pursuing attractive acquisition candidates. The limited number of surgical facilities we develop typically incur losses in their early months of operation (more so in the case of surgical hospitals) and, until their caseloads grow, they generally experience lower total revenue and operating margins than established surgical facilities, and we expect this trend to continue.
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
Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other health care providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities and in contracting with private insurance payors in each of our markets. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all health care providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the year-ended December 31, 2021, our salary and benefit expenses represented approximately 29% of our revenue. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.
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
Our revenue is particularly sensitive to regulatory, economic and other conditions in the state of Texas. As of December 31, 2021, we owned and operated nine consolidated surgical facilities in Texas. The Texas facilities represented approximately 13% of our revenue in fiscal 2021.
In addition, we own and operate three consolidated surgical facilities in Idaho, representing approximately 26% of our revenue during fiscal 2021. These surgical facilities also provide ancillary services, including physician practices, radiation oncology and anesthesia services. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, including Idaho, our case volumes could decline in such states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
We had net losses attributable to Surgery Partners, Inc. of $70.9 million, $116.1 million and $74.8 million, in 2021, 2020 and 2019, respectively. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. Growth of our revenue may slow or revenue may decline and expenses may increase for a number of possible reasons, including reduced demand for our services, regulatory shifts and other risks and uncertainties. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report. All of these factors could contribute to future net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
As of December 31, 2021, we and our subsidiaries had approximately $3.0 billion aggregate principal amount of indebtedness outstanding, which includes approximately $1.5 billion principal amount of senior secured term loans (the "Term Loan") outstanding, $370.0 million senior unsecured notes due 2025 (the "2025 Unsecured Notes") and $545.0 million senior unsecured notes due 2027 (the "2027 Unsecured Notes"). As of December 31, 2021, we had no outstanding borrowings under our $210.0 million senior secured revolving credit facility (the "Revolver" and, together with the Term Loan, the "Senior Secured Credit Facilities" and, together with the 2025 Unsecured Notes and the 2027 Unsecured Notes, the "Senior Indebtedness"). After giving effect to the $7.0 million principal amount of outstanding letters of credit issued under our Revolver, we had $203.0 million of unused commitments available to be borrowed under the Revolver. In addition to the Senior Indebtedness, our aggregate principal amount of indebtedness outstanding includes approximately $509.6 million of notes payable and finance lease obligations primarily related to property and equipment for operations. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. In addition, subject to applicable restrictions under our Senior Indebtedness, we may incur significant additional indebtedness, which may be secured, from time to time, which could have important consequences, including:
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

In addition, as of December 31, 2021, we had approximately $203.0 million available for additional borrowings under the Revolver (after giving effect to the $7.0 million aggregate principal amount of outstanding letters of credit issued under our Revolver at such time). If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
We own and operate our surgical facilities through limited partnerships and limited liability companies. Local physicians, physician groups and health care systems also own an interest many of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. For some of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide. At December 31, 2021, our intercompany loans totaled $35.0 million. Through these loans we may have a security interest in the partnership’s or limited liability company’s assets, depending upon the terms thereof in each instance. However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans, or such loans are challenged under certain health care laws. Additionally, at December 31, 2021, our global intercompany note, which we use to transfer debt balances between our subsidiaries, had a zero balance.
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
Borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We periodically enter into interest rate swap agreements and interest rate cap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements and interest rate cap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap and cap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities.
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
As of December 31, 2021, we also had interest rate swap agreements based on LIBOR. If LIBOR becomes unavailable, it is unclear how payments under those agreements would be calculated. Relevant industry groups are seeking to create a standard protocol addressing the expected discontinuation of LIBOR, but there can be no assurance that such a protocol will be developed or implemented with respect to our swap agreements.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2021, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $573.0 million and state NOL carryforwards of approximately $594.9 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition, as a result of the Symbion acquisition, approximately $146.9 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the Novamed acquisition, approximately $11.0 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of our acquisition of NSH Holdco, Inc. ("NSH") on August 31, 2017, approximately $24.7 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. Further, the sale of H.I.G. Surgery Centers, LLC's ("H.I.G.") shares to Bain Capital in connection with the Transactions resulted in an ownership change as defined in Section 382. As a result, we will not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. These limitations, when combined with amounts allowable due to net unrecognized built in gains, are not expected to impact the realization of the deferred tax assets associated with these NOLs. The Company has $478.3 million of federal NOL carryforwards that will begin to expire in 2029 and will completely expire in 2037. The remaining federal NOL carryforwards, which were generated after 2017, do not expire. Our state NOL carryforwards will expire between 2022 and 2041. Future ownership changes may subject our NOL carryforwards to further annual limitations, which could restrict our ability to use them to offset our taxable income in periods following the ownership changes.
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
Pursuant the TRA, we agreed to make annual payments to H.I.G. in its capacity as the stockholders representative on behalf of the other pre-Reorganization stockholders pursuant to a fixed payment schedule. The final payment is scheduled to be made in 2024. The amounts payable under the TRA are calculated to equal the product of (i) an annual base amount and (ii) the sum of (x) the maximum corporate federal income tax rate for the applicable year and (y) three percent. The amounts payable under the TRA are related to our projected realized tax savings over the next five years and are not dependent on our actual tax savings over the next five years. The calculations of amounts payable pursuant to the TRA is thus dependent on the maximum corporate federal income tax rate. To the extent that we are unable to make payments under the TRA, such payments will be deferred and will accrue interest at a rate of LIBOR plus 500 basis points until paid. If the terms of credit agreements and other debt documents cause us to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid. We estimate that the total remaining amounts payable under the TRA as of December 31, 2021 may be as high as $22.0 million, but the ultimate amounts payable are likely to vary if there are further changes in law as to the income tax rates applicable to domestic corporations.
Our stock price could be volatile, and, as a result, our stockholders may not be able to resell their shares at or above the price paid for them.
Since our initial public offering, the price of our common stock as reported on The Nasdaq Global Select Market has ranged from a low of $4.00 on March 18, 2020 to a high of $69.58 on June 25, 2021. The price of our common stock could be subject to fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:
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
Securities class action litigation is often initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation. For example, see Note 14. "Commitments and Contingencies - Stockholder Litigation" to our consolidated financial statements included elsewhere in this report.
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
HIPAA requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. The HIPAA rules created a presumption that all non-

permitted uses or disclosures of unsecured protected health information are breaches. HIPAA imposes mandatory civil and criminal penalties for violations of its requirements ranging up to $50,000 per violation, with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. However, a single breach incident can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. In addition, the HITECH Act authorized state attorneys general to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.
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
The Affordable Care Act continues to be the subject of legal and legislative challenges. Depending on how the Affordable Care Act continues to be interpreted, implemented or changed, it could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
Federal and state government agencies, as well as commercial payors, have increased their auditing and administrative, civil and criminal enforcement efforts as part of numerous ongoing investigations of health care organizations. These audits and investigations relate to a wide variety of topics, including the following: cost reporting and billing practices; quality of care; financial reporting; financial relationships with referral sources; and medical necessity of services provided. In addition, the OIG and the DOJ have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. In its 2013 Work Plan, the OIG stated its intention to review the safety and quality of care for Medicare beneficiaries having surgeries and procedures in ASCs and hospital outpatient departments.
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
Moreover, another trend impacting health care providers is the increased use of the FCA, particularly by individuals who bring actions under that law. Under the "qui tam," or whistleblower, provisions of the FCA, private parties may bring actions on behalf of the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $11,803 and $23,607 for each false claim submitted to the government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits under the FCA have increased significantly in recent years; thus, the risk that we will have to defend a false claims action, pay significant fines or be excluded from the Medicare and Medicaid programs has increased.
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
The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the FTC. We believe we are in compliance with federal and state antitrust laws, but courts or regulatory authorities may reach a determination in the future that could have a material adverse effect on our business, prospects, results of operations and financial condition.
Governance Risks
We are a "controlled company" within the meaning of Nasdaq rules and, therefore, we qualify for, and currently rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of December 31, 2021, Bain Capital controlled a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than a majority of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements including:
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
As of December 31, 2021, we have availed ourselves of certain of these exemptions. For example, we did not have a majority of independent directors for the entire period covered by this report (and may, in the future, have less than a majority of independent directors) and we do not have a nominating and corporate governance committee. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
There can be no assurance as to the period of time during which we will remain a "controlled company".
Our controlling stockholder has significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
As of the date of this filing we were controlled by Bain Capital, which beneficially owned approximately 54.9% of our outstanding common stock. For as long as Bain Capital continues to control a majority of the voting power of our common stock, it will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, Bain Capital will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to it. Even if Bain Capital ceases to beneficially own a majority of the voting power of our common stock, it will continue to be able to strongly influence or effectively control our decisions.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Brentwood, Tennessee, where we currently lease approximately 85,000 square feet of office space pursuant to an agreement with an initial term expiring December 31, 2027. Our surgical facilities typically are located on real estate leased by the partnership or limited liability company that operates the facility. Most of our ASC facilities range in size from 8,000 to 12,000 square feet, and are specifically tailored to meet the needs of physician-partners and their specialties. Of our 126 surgical facilities, 122 utilize leased real property. These leases generally have initial terms of 10 years, but range from 2 to 15 years. Most of the leases contain options to extend the lease period for up to 10 additional years. We generally guarantee the lease obligations of the partnerships and limited liability companies that own our surgical facilities. We expect to be able to renew or replace a substantial majority of these leases on substantially similar terms as they come due. We believe these spaces are sufficient and adequate for our needs at this time.
Item 3. Legal Proceedings
Stockholder Litigation. Please refer to the disclosure in Note 14. "Commitments and Contingencies - Stockholder Litigation" to our consolidated financial statements included elsewhere in this report, which is incorporated into this item by reference.
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
Stockholders
As of February 22, 2022, there were 149 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Dow Jones U.S. Health Care Providers Index. The graph begins on December 31, 2016, and the comparison assumes $100 was invested in our common stock and in each of the indices on such date and assumes the reinvestment of dividends, if any.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Surgery Partners, Inc.	$100.00	$76.34	$61.77	$98.77	$183.03	$336.97
Nasdaq Composite Index	$100.00	$128.24	$123.26	$166.68	$239.42	$292.42
Dow Jones U.S. Health Care Providers Index	$100.00	$131.84	$142.54	$168.27	$188.36	$245.90
This graph is furnished and not filed with the SEC, is not soliciting material under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 15, 2017, our Board of Directors authorized a share repurchase program of up to $50.0 million of our issued and outstanding common stock from time to time. The timing and size of repurchases will be determined based on market conditions and other factors. The authorization does not obligate us to repurchase any shares, and we may repurchase shares of common stock at any time without prior notice. The share repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice.
The Company did not repurchase any shares of common stock during the three months ended December 31, 2021. At December 31, 2021, the Company continued to have authority to repurchase up to $46.0 million of shares of common stock under the share repurchase program.

Item 6. [Reserved]
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
Executive Overview
As of December 31, 2021, we owned or operated, primarily in partnership with physicians, a portfolio of 126 surgical facilities comprised of 108 ASCs and 18 surgical hospitals across 31 states. We owned a majority interest in 88 of the surgical facilities and consolidated 109 of these facilities for financial reporting purposes.
Total revenues for 2021 increased 19.6% to $2.2 billion from $1.9 billion in 2020. Days adjusted same-facility revenues for 2021 increased 18.1% from 2020, with a 0.5% increase in revenue per case and a 17.6% increase in same-facility cases. Additionally, for 2021, Adjusted EBITDA increased 32.3% to $339.6 million compared to $256.6 million for 2020. The increase in days adjusted same-facility revenues and Adjusted EBITDA is primarily attributable to the Company's recovery from the negative impacts of the COVID-19 pandemic that the Company began experiencing in the first quarter of 2020 and acquisitions completed in 2021 and 2020. For 2021, the net loss attributable to common stockholders was $81.2 million compared to $155.6 million for 2020. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities and developing new facilities. During 2021, we acquired controlling interests in eight surgical facilities, including a surgical hospital, and two physician practices for aggregate cash consideration of $285.8 million, net of cash acquired. Two of the surgical facilities were in existing markets and were merged into existing facilities. The cash consideration was funded through available resources.
During 2021, we sold our interests in three surgery centers, one physician practice and certain other assets for combined net cash proceeds of $6.0 million.
We had cash and cash equivalents of $389.9 million and $203.0 million of borrowing capacity under our revolving credit facility at December 31, 2021. Operating cash flows were $87.1 million in 2021, a decrease of $159.8 million compared to the prior year, primarily attributable to Medicare accelerated payments and other funds received under the CARES Act and actions taken to significantly reduce operating expenses and defer non-essential capital expenditures during 2020 and the repayment of Medicare accelerated payments in 2021. Net operating cash outflows, including operating cash flows less distributions to non-controlling interests, were $43.9 million for 2021.
Impact of COVID-19
The COVID-19 pandemic has significantly affected our facilities, employees, patients, communities, business operations and financial performance, as well as the U.S. economy and financial markets. The COVID-19 pandemic materially impacted our financial performance for the year ended December 31, 2020, and continued to impact our financial performance during the year ended December, 31, 2021. The impact of the COVID-19 pandemic on our surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures typically performed. Although we cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, which is difficult to predict and is dependent on factors beyond our control, we saw improvement in surgical case volumes as states re-opened and allowed for non-emergent procedures. We cannot predict if or when utilization may return to pre-pandemic levels.
Executive Order
On July 9, 2021, President Biden issued an executive order that is intended to promote competition in the U.S. economy. Among other things, the executive order encourages the Federal Trade Commission (“FTC”) to ban or limit non-compete agreements, encourages the DOJ and the FTC to review and revise their merger guidelines to ensure that patients are not harmed by healthcare mergers, and instructs HHS to support existing price transparency rules and implement the legislation that was recently adopted to address surprise billing. We cannot predict how, if at all, the various initiatives set forth in the executive order will be implemented by the regulatory agencies involved or the impact that the executive order will have on operations.
Revenues
Our revenues consist of patient service revenues and other service revenues. Patient service revenues consist of revenue from our Surgical Facility Services and Ancillary Services segments. Specifically, patient service revenues include fees for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes, as well as for patient visits to our physician practices, anesthesia services, pharmacy services and diagnostic screens ordered by our physicians. Other service revenues include management and administrative service fees derived from our non-consolidated facilities that we account for under the equity method, management of surgical facilities and physician practices in which we do not own an interest and management services we provide to physician practices for which we are not required to provide capital or additional assets. For the years ended December 31, 2020 and 2019, other service revenues also includes optical service revenues, which consisted of handling charges billed to the members of our optical products purchasing organization, which was sold on December 31, 2020.
The following table summarizes revenues by service type as a percentage of total revenues:

	Year Ended December 31,
	2021	2020	2019
Patient service revenues:
Surgical facilities revenues	95.7%	95.3%	94.1%
Ancillary services revenues	3.0%	3.4%	4.3%
Total patient service revenues	98.7%	98.7%	98.4%
Other service revenues	1.3%	1.3%	1.6%
Total revenues	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Year Ended December 31,
	2021	2020	2019

Private insurance payors	50.6%	53.9%	53.8%
Government payors	43.3%	38.6%	38.9%
Self-pay payors	2.8%	3.2%	2.6%
Other payors (1)	3.3%	4.3%	4.7%
Total	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2021	2020	2019

Orthopedics and pain management	35.7%	39.3%	38.3%
Ophthalmology	26.3%	25.3%	24.8%
Gastrointestinal	22.3%	19.4%	20.9%
General surgery	3.0%	3.1%	3.2%
Other	12.7%	12.9%	12.8%
Total	100.0%	100.0%	100.0%

Segment Information
Our business is currently comprised of two segments: (1) Surgical Facility Services and (2) Ancillary Services. On December 31, 2020, we sold the remaining assets of the Optical Services segment. For more information about the components of each segment, please see Part I, Item 1. Business-Operations included elsewhere in this Annual Report. The "All other" line item below primarily consists of amounts attributable to the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Surgical Facility Services	$2,157.8	$1,793.4	$1,748.2
Ancillary Services	67.3	63.6	79.4
Optical Services	—	3.1	3.8
Total revenues	$2,225.1	$1,860.1	$1,831.4

Adjusted EBITDA:
Surgical Facility Services	$422.0	$339.3	$328.9
Ancillary Services	1.7	(3.4)	2.6
Optical Services	—	1.4	1.4
All other	(84.1)	(80.7)	(74.3)
Total Adjusted EBITDA (1)	$339.6	$256.6	$258.6

Supplemental Information:
Cash purchases of property and equipment, net:
Surgical Facility Services	$55.0	$38.7	$65.9
Ancillary Services	0.5	0.4	1.1
All other	2.1	3.8	6.6
Total cash purchases of property and equipment, net	$57.6	$42.9	$73.6
(1)For a reconciliation of Adjusted EBITDA to income before income taxes as reflected in the audited consolidated statements of operations see "Certain Non-GAAP Measures" below.

	December 31,
	2021	2020
Assets:
Surgical Facility Services	$5,552.8	$4,962.4
Ancillary Services	47.5	35.0
All other	517.3	415.8
Total assets	$6,117.6	$5,413.2
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
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to revenue recognition during the years ended December 31, 2021, 2020 and 2019.
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
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our average days sales outstanding was 67 and 69 days for the years ended December 31, 2021 and 2020, respectively.
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
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to accounts receivable during the years ended December 31, 2021, 2020 and 2019.
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
As of December 31, 2021, we had unused federal NOL carryforwards of approximately $573.0 million. Such losses expire in various amounts at varying times beginning in 2029. Unless they expire, these NOL carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.
We recorded a valuation allowance against our deferred tax assets at December 31, 2021 and 2020 totaling $113.0 million and $91.1 million, respectively. The valuation allowance has been established for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized, which are primarily Section 163(j) interest carryforwards and certain state net operating losses and state credit carryforwards. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in health care regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as amended (the "Code") imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its NOLs to reduce its tax liability. An "ownership change" is generally defined as any change in ownership of more than 50.0% of a corporation’s "stock" by its "5-percent shareholders" (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. As a result of the Symbion acquisition in 2014, approximately $146.9 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the NovaMed acquisition in 2011, approximately $11.0 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of the acquisition of NSH, approximately $24.7 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. The acquisition of shares of the Company by Bain Capital in 2017 to become the controlling stockholder resulted in an ownership change as defined in Section 382. As a result, approximately $448.0 million in NOL carryforwards are subject to an annual Section 382 base limitation of $14.2 million. At this time, we do not believe this limitation, when combined with amounts allowable due to net unrecognized built in gains, will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to income taxes during the years ended December 31, 2021, 2020 and 2019.
Impairment of Goodwill
Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level, which is defined as one level below an operating segment, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. During 2021, the Company had identified two reporting units, which include the following: 1) Surgical Facilities and 2) Ancillary Services. Prior to 2021, the Company had a third reporting unit, Alliance, which was a component of the Optical Services operating segment.
The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, as of October 1, or more frequently if certain indicators arise. A detailed evaluation of potential impairment indicators was performed, which specifically considered the volatility observed in the prices of the Company’s outstanding debt securities and common stock, as well as the decline in surgical case volumes following the emergence of the COVID-19 pandemic, all of which improved in the second half of 2020 and throughout 2021 as states re-opened and allowed for non-emergent procedures.
As of October 1, 2021, all of the Company's goodwill was allocated to the Surgical Facilities reporting unit. As of the October 1, 2021 valuation, the fair value for the Surgical Facilities reporting unit was substantially in excess of its carrying value.
Subsequent to the date of our annual impairment test, the Company considered its operating results for the fourth quarter of 2021, macroeconomic, industry and market conditions, and other market indicators including its market capitalization. Based on its evaluation of all such factors, the Company concluded that an event had not occurred or circumstances had not changed that would more likely than not reduce the fair value of its reporting units below their carrying values.
In 2021 there were no non-cash impairment charges.
During the year ended December 31, 2020, as a result of its impairment testing, the Company recorded non-cash impairment charges of $28.6 million and $4.9 million related to the Ancillary Services and Alliance reporting units, respectively.
During the year ended December 31, 2019, as a result of its impairment testing, the Company recorded non-cash impairment charges of $2.5 million related to the Alliance reporting unit.
See Note 4. "Goodwill and Intangible Assets" to the consolidated financial statements elsewhere in this Annual Report for additional disclosure related to goodwill.

Results of Operations
The following tables summarize certain results from the statements of operations for the periods indicated (dollars in millions):

	Year Ended December 31,
	2021	2020	2019

Revenues	$2,225.1	$1,860.1	$1,831.4
Operating expenses:
Cost of revenues	1,733.7	1,480.3	1,407.6
General and administrative expenses	104.0	97.1	88.6
Depreciation and amortization	98.8	94.8	76.5
Income from equity investments	(11.3)	(10.8)	(10.2)
Loss (gain) on disposals, net	2.2	5.7	(4.4)
Transaction and integration costs	39.8	23.2	19.0
Impairment charges	—	33.5	7.9
Grant funds	(37.9)	(46.2)	—
Loss on debt extinguishment	9.1	—	11.7
Litigation settlement	—	1.2	0.2
Other income	(15.5)	(1.7)	(1.4)
Total operating expenses	1,922.9	1,677.1	1,595.5
Operating income	302.2	183.0	235.9
Tax receivable agreement expense	—	—	(2.4)
Interest expense, net	(221.0)	(201.8)	(178.9)
Income (loss) before income taxes	81.2	(18.8)	54.6
Income tax expense (benefit)	10.5	(20.1)	9.5
Net income	70.7	1.3	45.1
Less: Net income attributable to non-controlling interests	(141.6)	(117.4)	(119.9)
Net loss attributable to Surgery Partners, Inc.	$(70.9)	$(116.1)	$(74.8)
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Overview. During 2021, our revenues increased 19.6% to $2.2 billion compared to $1.9 billion in 2020. We incurred a net loss attributable to Surgery Partners, Inc. of $70.9 million in 2021, compared to $116.1 million in 2020. The increase in revenues was primarily attributable to increases in surgical case volumes as the Company recovered from the COVID-19 pandemic that began in the first quarter of 2020 and acquisitions completed in 2021 and 2020.
Revenues. Revenues for 2021 and 2020 were as follows (dollars in millions):

	Year Ended December 31,
	2021	2020

Patient service revenues	$2,195.0	$1,836.1
Other service revenues	30.1	24.0
Total revenues	$2,225.1	$1,860.1
Patient service revenues increased 19.5% to $2.2 billion in 2021 compared to $1.8 billion in 2020. The increase was driven by a 17.6% increase in days adjusted same-facility case volume, a 0.5% increase in same-facility revenue per case and acquisitions completed in 2021 and 2020. The increase in same-facility revenues was primarily driven by case count recovery from the impacts of the COVID-19 pandemic that the Company began experiencing in the first quarter of 2020.
Cost of Revenues. Cost of revenues were $1.7 billion in 2021 compared to $1.5 billion in 2020. The increase was primarily driven by case count recovery from the impacts of the COVID-19 pandemic that the Company began experiencing in the first quarter of 2020 and acquisitions completed in 2021 and 2020. As a percentage of revenues, cost of revenues was 77.9% and 79.6% for 2021 and 2020, respectively, as lower acuity procedures with lower cost of sales returned from COVID-19 pandemic-related lows experienced in 2020.
General and Administrative Expenses. General and administrative expenses were $104.0 million and $97.1 million in 2021 and 2020, respectively. As a percentage of revenues, general and administrative expenses were 4.7% in 2021 compared to 5.2% in 2020. The decrease as a percentage of revenues is primarily the result of increased revenues driven by the recovery in surgical case volume from the impacts of the COVID-19 pandemic that the Company began experiencing in the first quarter of 2020.
Depreciation and Amortization. Depreciation and amortization was $98.8 million and $94.8 million in 2021 and 2020, respectively. The increase is primarily due to acquisitions completed in 2021 and 2020. As a percentage of revenues, depreciation and amortization expenses were 4.4% in 2021 and 5.1% in 2020.
Loss (gain) on Disposals, Net. The net loss on disposals was $2.2 million in 2021, including a $4.0 million net gain on the sale of three surgery centers, a physician practice and certain other assets, offset by a net loss of $6.2 million related to disposals of other long-lived assets. The net loss on disposals was $5.7 million in 2020, including a $2.5 million net gain on the sale of three surgical facilities, certain assets related to the Company's anesthesia business, certain imaging assets, the Company's optical products purchasing organization and the closure of a diagnostic laboratory, offset by a net loss of $8.2 million primarily related to disposals of other long-lived assets.
Transaction and Integration Costs. We incurred $39.8 million of transaction and integration costs in 2021 compared to $23.2 million in 2020. The increase primarily relates to costs for ongoing development initiatives and the integration of acquisitions we completed in 2021 and 2020.
Impairment Charges. In 2020 we recorded non-cash impairment charges of $28.6 million and $4.9 million for goodwill assigned to the Ancillary Services and Alliance reporting units, respectively. See Note 4. "Goodwill and Intangibles" to our consolidated financial statements included elsewhere in this report for further discussion. There were no impairment charges in 2021.
Grant Funds. During 2021, the Company received approximately $27.0 million of additional grants from HHS. Based on guidance from HHS and other authorities, the Company updated its estimate of the amount of grant funds received that qualify for recognition, resulting in the recognition of $37.9 million during 2021. Grant funds recognized were $46.2 million in 2020. For further discussion, see Note 1. "Organization and Summary of Accounting Polices - COVID-19 Pandemic" to our consolidated financial statements included elsewhere in this report.
Loss on Debt Extinguishment. The net loss on debt extinguishment was $9.1 million for 2021. See Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this report.
Interest Expense, Net. Interest expense, net, was $221.0 million in 2021 compared to $201.8 million in 2020. The increase primarily relates to the 2020 Incremental Term Loans, which were fully drawn on April 22, 2020 and the issuance of additional 2027 Unsecured Notes in the amount of $115.0 million effective July 30, 2020. As a percentage of revenues, interest expense, net was 9.9% in 2021 compared to 10.8% in 2020.
Income Tax Expense (Benefit).  The income tax expense was $10.5 million and income tax benefit was $20.1 million in 2021 and 2020, respectively. The effective tax rate was 12.9% for 2021 compared to 106.9% in 2020. The decrease from 2020 primarily relates to discrete items occurring in 2020. In 2020, the Company's effective tax rate was impacted by (i) the release of federal and state valuation allowances on the Company’s Internal Revenue Code Section 163(j) interest carryforwards as a result of the increase in deductible interest expense allowed under the CARES Act; (ii) the release of federal and state valuation allowances on the Company’s deferred tax assets related to debt financing costs as a result of the finalization of the Internal Revenue Code Section 163(j) interest regulations, for which the deductions of such debt financing costs that are incurred in years 2021 and forward are not considered interest expense for income tax purposes; and (iii) the Settlement Agreement, as discussed in Note 14. "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report, which provided that a portion of the final settlement amount was "restitution" for income tax purposes. For 2021, the effective tax rate is primarily impacted by income tax benefits related to (i) the 2021 vesting of certain restricted stock awards, and (ii) certain 2021 entity divestitures.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $141.6 million and $117.4 million in 2021 and 2020, respectively. As a percentage of revenues, net income attributable to non-controlling interests was 6.4% in 2021 and 6.3% for 2020.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Our discussion regarding the comparison of the year ended December 31, 2020 compared to the year ended December 31, 2019 was previously disclosed beginning on page 47 in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed on March 10, 2021, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019" and is hereby incorporated herein by reference.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. Cash flow provided by operating activities was $87.1 million and $246.9 million in 2021 and 2020, respectively. The decrease is primarily due to the final DOJ settlement payment in the second quarter of 2021, receipts of government grants and Medicare advance payments provided through the CARES Act, as well as actions taken to significantly reduce cash operating expenses and defer non-essential expenditures during 2020 and the repayment of Medicare advance payments during 2021.
Investing Activities
Net cash used in investing activities in 2021 was $331.7 million, which included $57.6 million related to purchases of property and equipment. We paid $285.8 million in cash for acquisitions (net of cash acquired) which included a controlling interest in eight surgical facilities, including a surgical hospital, and two physician practices. Additionally, we received cash proceeds of $6.0 million related to the sale of interests in three surgery centers, a physician practice and certain other assets. Further, we received cash proceeds of $5.4 million related to the sale of interests in a non-consolidated surgical facility accounted for as an equity method investment.
Net cash used in investing activities in 2020 was $88.4 million, which included $42.9 million related to purchases of property and equipment. We paid $104.6 million in cash for acquisitions (net of cash acquired), which included a controlling interest in three surgical facilities, including a surgical hospital, a controlling interest in five surgical facilities in existing markets that were merged into existing facilities and a physician practice. Additionally, we received cash proceeds of $58.5 million related to the sale of interests in three surgery centers, certain assets related to our anesthesia business, certain imaging assets and an optical products purchasing organization
Financing Activities
Net cash provided by financing activities in 2021 was $316.3 million. During the year ended December 31, 2021, we made distributions to non-controlling interest holders of $131.0 million and payments related to ownership transactions with consolidated affiliates of $28.4 million. Further, we made repayments on our long-term debt of $343.2 million and paid debt issuance costs of $11.7 million, which were partially offset by borrowings of $299.4 million. We also received net proceeds of $554.2 million from two equity offerings during the year and paid a cash dividend of $5.1 million related to the Series A Preferred Stock. On May 17, 2021, we issued 22.609 million shares of our common stock, $0.01 par value per share, to Bain Capital, as a result of the conversion of all outstanding shares of our Series A Preferred Stock at a conversion price of $19.00 per share. As a result of such conversion, we currently have no shares of Series A Preferred Stock issued or outstanding.
Net cash provided by financing activities in 2020 was $66.7 million. During the year ended December 31, 2020, we made distributions to non-controlling interest holders of $109.6 million and payments related to ownership transactions with consolidated affiliates of $27.4 million. Further, we made repayments on our long-term debt of $216.3 million, which was offset by borrowings of $429.4 million. In connection with the 2020 Incremental Term Loans, which were fully drawn on April 22, 2020, and the issuance of additional 2027 Unsecured Notes in the amount of $115.0 million effective July 30, 2020, we paid debt issuance costs of $8.5 million.
Discussion of the operating, investing and financing activities for the year ended December 31, 2019 was previously disclosed beginning on page 49 in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed on March 10, 2021, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and is hereby incorporated herein by reference.
Debt
As of December 31, 2021, the carrying value of our total indebtedness was $2.939 billion, which includes unamortized fair value discount of $3.0 million and unamortized deferred financing costs and issuance discount of $16.5 million.
Term Loan and Revolving Credit Facility
As of December 31, 2021, we had term loan borrowings with a carrying value of $1.531 billion, consisting of outstanding aggregate principal of $1.534 billion and unamortized fair value discount of $3.0 million (the "Term Loan"). The Term Loan matures on August 31, 2026 (or, if at least $185 million of the Borrower’s 6.750% senior unsecured notes due 2025 shall have not either been repaid, repurchased or redeemed or refinanced with indebtedness having a maturity date not earlier than 91 days after August 31, 2026 by no later than April 1, 2025, then April 1, 2025) and amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount.
We have a revolving credit facility providing for revolving borrowings of up to $210.0 million (the "Revolver" and, together with the Term Loan, the "Senior Secured Credit Facilities"). The Revolver will mature on February 1, 2026. As of December 31, 2021, our availability on the Revolver was $203.0 million (including outstanding letters of credit of $7.0 million).
The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the credit agreement, we may request one or more additional incremental term loan facilities or one or more increases in the commitments on the Revolver.
The Senior Secured Credit Facilities bear interest at a rate per annum equal to (x) LIBOR plus a margin of 3.75% per annum (LIBOR with respect to the Term Loan shall be subject to a floor of 0.75%) or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (the alternate base rate with respect to the Term Loan shall be subject to a floor of 1.75%)) plus a margin of 2.75% per annum. In addition, we are required to pay a commitment fee of 0.50% per annum in respect of unused commitments under the Revolver.
See Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this report for a further discussion of the Senior Secured Credit Facilities.

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
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $145.0 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $364.6 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
Material Cash Requirements
The following table summarizes our material cash requirements by period as of December 31, 2021 (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest (1)	$4,035.3	$244.1	$470.9	$2,214.9	$1,105.4
Operating lease obligations, including interest (2)	532.3	71.5	133.0	109.1	218.7
Tax receivable agreement (3)	22.0	20.2	1.8	—	—
Total contractual obligations	$4,589.6	$335.8	$605.7	$2,324.0	$1,324.1
(1)Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude our unamortized fair value adjustments related non-cash amortization for the Term Loan. These obligations are explained further in Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report. We used the applicable annual interest rate as of December 31, 2021 of 4.50%, based on LIBOR plus the applicable margin, for our $1.5 billion outstanding Term Loan to estimate interest payments on this variable rate debt instrument.
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
(3)This reflects payments made pursuant to the terms of the TRA, as described further in Note 14 to the consolidated financial statements included elsewhere in this report.
In addition to the cash requirements above, pursuant to the CARES Act, repayment of certain advanced payments and other deferrals received as part of relief during 2020 began in 2021. We received approximately $120 million of accelerated payments during the year ended December 31, 2020. During the year ended December 31, 2021, approximately $60 million was repaid. See Note 1. "Organization and Summary of Accounting Policies" to our consolidated financial statements included elsewhere in this report, for further discussion on the repayment terms related to certain relief previously received by us. In addition to the continued repayment of the advanced payments received under the CARES Act, we anticipate additional cash outflows during 2022 for the repayment of the remaining payroll taxes deferred in 2020 pursuant to the CARES Act (see Note 1. "Organization and Summary of Accounting Policies" for further discussion of the amounts deferred and repayment terms).
Capital Resources
In addition to cash flows from operations, available cash and capacity on our Revolver, other sources of capital available to the Company include funds received under the CARES Act and continued access to the capital markets.
As previously noted in Note 9. "Earning Per Share" to our consolidated financial statements included elsewhere in this report, in 2021, we completed two public offerings pursuant to which the Company sold 15,525,000 shares of common stock, resulting in net proceeds of $554.2 million.
As noted in Note 1. "Organization and Summary of Accounting Policies" to our consolidated financial statements included elsewhere in this report, the Company received approximately $27 million of the grant funds distributed under the CARES Act and other governmental assistance programs during the year ended December 31, 2021, which are not required to be repaid, subject to certain terms and conditions.

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
Although we have seen continued improvement in surgical case volumes as states re-opened and allowed for non-emergent procedures, broad economic factors resulting from the current COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, could negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA excluding grant funds to income (loss) before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Year Ended December 31,
	2021	2020	2019
Consolidated Statements of Operations Data:
Income (loss) before income taxes	$81.2	$(18.8)	$54.6
Plus (minus):
Net income attributable to non-controlling interests	(141.6)	(117.4)	(119.9)
Depreciation and amortization	98.8	94.8	76.5
Interest expense, net	221.0	201.8	178.9
Equity-based compensation expense	17.4	13.2	10.2
Transaction and integration related costs (1)	46.1	38.2	36.1
Impairment charges	—	33.5	7.9
Loss (gain) on disposals, net	2.2	5.7	(4.4)
Litigation settlement and other litigation costs (2)	5.6	6.4	4.6
Gain on escrow release (3)	—	(0.8)	—
Loss on debt extinguishment	9.1	—	11.7
Hurricane-related impacts (4)	(0.2)	—	—
Tax receivable agreement expense	—	—	2.4
Adjusted EBITDA	$339.6	$256.6	$258.6
Less: Impact of grant funds (5)	(25.3)	(31.1)	—
Adjusted EBITDA excluding grant funds	$314.3	$225.5	$258.6

(1)For the year ended December 31, 2021, this amount includes transaction and integration costs of $39.8 million and start-up costs related to a de novo surgical hospital of $6.3 million. For the year ended December 31, 2020, this amount includes transaction and integration costs of $23.2 million and start-up costs related to a de novo surgical hospital of $15.0 million. For the year ended December 31, 2019, this amount includes transaction and integration costs of $19.0 million and other acquisition costs and start-up costs related to a de novo surgical hospital of $17.1 million.
(2)This amount includes litigation settlement costs of $1.2 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, with no comparable costs in 2021. This amount also includes other litigation costs of $5.6 million, $5.2 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Included in other income in the consolidated statement of operations for the year ended December 31, 2020, with no comparable gain in 2021 and 2019.
(4)Reflects the impact of insurance proceeds received net of operating losses incurred in the six months ended December 31, 2021, at a surgical facility that was closed following Hurricane Ida.
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
The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Year Ended December 31, 2021

Cash flows from operating activities	$87.1
Plus (minus):
Non-cash interest income, net	(22.0)
Non-cash lease expense	(39.1)
Deferred income taxes	(8.9)
Income from equity investments, net of distributions received	(0.2)
Changes in operating assets and liabilities, net of acquisitions and divestitures	75.5
Medicare accelerated payments and deferred governmental grants	73.6
Income tax benefit	10.5
Net income attributable to non-controlling interests	(141.6)
Interest expense, net	221.0
Transaction and integration related costs	46.1
Litigation settlement and other litigation costs	5.6
DOJ settlement payment	32.2
Hurricane-related impacts	(0.2)
Acquisitions and synergies (1)	84.7
Credit Agreement EBITDA	$424.3
(1)Represents impact of acquisitions as if each acquisition had occurred on January 1, 2021. Further this includes revenue synergies from other business initiatives, de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at December 31, 2021, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2022.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the evaluation of our disclosure controls and procedures conducted as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
 Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. The assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, determined that our internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. Their attestation report is included below in this Item 9A.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Surgery Partners, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Surgery Partners, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Nashville, TN
March 1, 2022

Item 9B. Other Information
On February 25, 2022, George M. Goodwin, the Company’s American Group President, notified the Company of his intention to retire later this year. In recognition of his service to the Company and for potential consulting services that Mr. Goodwin may provide to the Company following his retirement, the Board approved a Retirement and Consulting Agreement between the Company and Mr. Goodwin (the “Retirement Agreement”). Pursuant to the terms of the Retirement Agreement, Mr. Goodwin is entitled to receive, among other consideration, $704,000 in cash paid beginning six months after his retirement, continued participation in the Company’s health plan for 12 months following retirement, a prorated portion of any annual cash incentive award earned by Mr. Goodwin for the calendar year 2022 determined in accordance with past Company practices, and partial vesting of equity awards. Additionally, Mr. Goodwin will be paid $300 per hour for consulting services requested by the Company following his retirement.
Pursuant to the Retirement Agreement, Mr. Goodwin agrees to be bound by certain restrictive covenants, including non-competition, interference with relationships, and non-solicitation restrictions for a period of 12 months following the date of his retirement. The Retirement Agreement includes certain other customary terms, including with respect to protection of confidential information.
The foregoing description of the Retirement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Retirement Agreement, which is incorporated into this Item 9B by reference to Exhibit 10.41 of this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2022 Annual Meeting of Stockholders (the "Definitive Proxy Statement"), which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2021.
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

10.2
First Amendment to Lease Agreement, dated August 29, 2016, between Highwood Realty Limited Partnership and Surgery Partners, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2016).

10.3
Second Amendment to Lease Agreement, dated April 26, 2017, between Highwoods Realty Limited Partnership and Surgery Partners, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).

10.4
Amended and Restated Registration Rights Agreement by and among Surgery Partners, Inc., certain stockholders of Surgery Partners, Inc. and certain other parties thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2017).

10.5
Credit Agreement, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2017).*

10.6
Incremental Term Loan Amendment, dated as of October 23, 2018 with Jefferies, SP Holdco I, Inc., Surgery Center Holdings, Inc. and certain other parties thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

10.7
Amendment to the Credit Agreement, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto, dated March 25, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2019).

10.8
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

10.11
Sixth Amendment to the Credit Agreement, dated as of May 3, 2021, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto, Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2021).

10.12
Seventh Amendment to the Credit Agreement, dated as of November 19, 2021, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto, Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 22, 2021).

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

10.18 (a)
First Amendment to the Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2021).

10.19 (a)
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

10.21 (a)
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

10.24 (a)
Form of Restricted Stock Award Agreement under the 2015 Surgery Partners, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 15, 2016).

10.25 (a)
Form of Performance Stock Unit Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2016).

10.26 (a)
Form of Non-Employee Director Restricted Stock Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2017).

10.27 (a)
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

10.35 (a)
Employment Agreement, dated June 13, 2014, by and between Symbion, Inc. and Anthony W. Taparo, as amended by that certain First Amendment to Employment Agreement dated July 31, 2016, and that certain Second Amendment to Employment Agreement dated August 7, 2019 (incorporated herein by reference to Exhibit 10.35 (a) to the Company’s Annual Report on Form 10-K filed March 10, 2021).

10.36 (a)
Employment Agreement, dated November 12, 2019, by and between Surgery Partners, Inc. and Bradley R. Owens (incorporated herein by reference to Exhibit 10.36 (a) to the Company’s Annual Report on Form 10-K filed March 10, 2021).

10.37 (a)
Employment Agreement, dated June 30, 2019, by and between Surgery Partners, Inc. and Laura L. Brocklehurst (incorporated herein by reference to Exhibit 10.37 (a) to the Company’s Annual Report on Form 10-K filed March 10, 2021).

10.38
Settlement Agreement regarding Logan Laboratories, LLC and Tampa Pain Relief Centers, Inc., dated April 14, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2020).

10.39 (a)
Employment Agreement, dated January 7, 2022, by and between Surgery Partners, Inc. and David T. Doherty (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2022).

10.40 (a)	Employment Agreement, dated November 23, 2021, by and between Surgery Partners, Inc. and Marissa Brittenham.
10.41 (a)	Retirement and Consulting Agreement, dated February 25, 2022, by and between Surgery Partners, Inc. and George M. Goodwin.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte).
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
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
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Surgery Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Surgery Partners, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Accounts receivable are recorded net of estimated price concessions at both surgical hospitals and ambulatory surgical centers. At surgical hospitals, the estimation process is based on historical trend of cash collections and contractual write-offs. The inputs used to determine the estimated price concessions are based on objective data. Management’s determination of the estimate is complex and involves their assessment of the appropriateness and relevancy of the inputs and methodology to record accounts receivable at the net realizable value.
We identified surgical hospitals accounts receivable as a critical audit matter because of the significant estimates management makes to determine the price concession. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and application of the Company’s estimated price concessions for the surgical hospitals.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to Company’s estimated price concessions for the surgical hospitals included the following, among others:
•We tested the effectiveness of controls over accounts receivable, including management’s controls over the review of the price concessions and the verification of the accuracy and completeness of the data used in the assessment.
•We evaluated management’s methodology and related assumptions, including cash collections, used in recording price concessions, by comparing actual results to management’s historical estimates.
•We tested the underlying data related to the recognition of patient level charges and the subsequent activities, including cash collections and contractual write-offs.
•We tested the mathematical accuracy of the estimates applied to period-end accounts receivable.

•We developed independent estimates of the price concessions and compared the independent estimates to the recorded balances.
•We considered industry, economic, and company factors to determine the appropriateness of the net realizable value of accounts receivable.

/s/ Deloitte & Touche LLP
Nashville, Tennessee
March 1, 2022

We have served as the Company's auditor since 2018.

SURGERY PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$389.9	$317.9
Accounts receivable	430.2	382.2
Inventories	61.1	56.4
Prepaid expenses	25.6	17.6
Other current assets	39.3	27.4
Total current assets	946.1	801.5
Property and equipment, net	629.7	544.6
Intangible assets, net	43.7	46.9
Goodwill	3,911.8	3,468.0
Investments in and advances to affiliates	88.7	90.3
Right-of-use operating lease assets	324.1	310.1
Long-term deferred tax assets	114.4	124.8
Other long-term assets	59.1	27.0
Total assets	$6,117.6	$5,413.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124.9	$100.2
Accrued payroll and benefits	77.1	65.4
Medicare accelerated payments and deferred governmental grants	64.4	109.8
Other current liabilities	210.0	217.0
Current maturities of long-term debt	60.4	64.4
Total current liabilities	536.8	556.8
Long-term debt, less current maturities	2,878.4	2,792.4
Right-of-use operating lease liabilities	315.6	300.9
Other long-term liabilities	87.0	139.7

Non-controlling interests—redeemable	330.2	306.8
Redeemable preferred stock - Series A; shares authorized - 310,000; shares issued or outstanding - none and 310,000, respectively; redemption value - none and $434.5, respectively	—	434.5

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,000,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 89,332,557 and 50,461,706, respectively	0.9	0.5
Additional paid-in capital	1,622.3	607.9
Accumulated other comprehensive loss	(31.5)	(61.0)
Retained deficit	(502.7)	(431.8)
Total Surgery Partners, Inc. stockholders' equity	1,089.0	115.6
Non-controlling interests—non-redeemable	880.6	766.5
Total stockholders' equity	1,969.6	882.1
Total liabilities and stockholders' equity	$6,117.6	$5,413.2

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)

	Year Ended December 31,
	2021	2020	2019

Revenues	$2,225.1	$1,860.1	$1,831.4
Operating expenses:
Salaries and benefits	644.3	550.3	550.0
Supplies	636.4	538.4	507.9
Professional and medical fees	230.0	191.4	154.8
Lease expense	90.6	87.4	85.6
Other operating expenses	132.4	112.8	109.3
Cost of revenues	1,733.7	1,480.3	1,407.6
General and administrative expenses	104.0	97.1	88.6
Depreciation and amortization	98.8	94.8	76.5
Income from equity investments	(11.3)	(10.8)	(10.2)
Loss (gain) on disposals, net	2.2	5.7	(4.4)
Transaction and integration costs	39.8	23.2	19.0
Impairment charges	—	33.5	7.9
Grant funds	(37.9)	(46.2)	—
Loss on debt extinguishment	9.1	—	11.7
Litigation settlement	—	1.2	0.2
Other income	(15.5)	(1.7)	(1.4)
Total operating expenses	1,922.9	1,677.1	1,595.5
Operating income	302.2	183.0	235.9
Tax receivable agreement expense	—	—	(2.4)
Interest expense, net	(221.0)	(201.8)	(178.9)
Income (loss) before income taxes	81.2	(18.8)	54.6
Income tax expense (benefit)	10.5	(20.1)	9.5
Net income	70.7	1.3	45.1
Less: Net income attributable to non-controlling interests	(141.6)	(117.4)	(119.9)
Net loss attributable to Surgery Partners, Inc.	(70.9)	(116.1)	(74.8)
Less: Amounts attributable to participating securities	(10.3)	(39.5)	(35.7)
Net loss attributable to common stockholders	$(81.2)	$(155.6)	$(110.5)

Net loss per share attributable to common stockholders - basic and diluted (1)	$(1.12)	$(3.19)	$(2.29)
Weighted average common shares outstanding - basic and diluted (1)	72,427	48,776	48,280
(1)The impact of potentially dilutive securities for all periods were not considered because the effect would be anti-dilutive in those periods.

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019

Net income	$70.7	$1.3	$45.1
Other comprehensive income (loss), net of tax:
Derivative activity	29.5	(10.3)	(28.3)
Comprehensive income (loss)	100.2	(9.0)	16.8
Less: Comprehensive income attributable to non-controlling interests	(141.6)	(117.4)	(119.9)
Comprehensive loss attributable to Surgery Partners, Inc.	$(41.4)	$(126.4)	$(103.1)
See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions; shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2018	48,869	$0.5	$673.5	$(22.4)	$(247.0)	$694.3	$1,098.9
Net (loss) income	—	—	—	—	(74.8)	80.8	6.0
Equity-based compensation	430	—	9.2	—	—	—	9.2
Preferred dividends	—	—	(35.7)	—	—	—	(35.7)
Other comprehensive loss	—	—	—	(28.3)	—	—	(28.3)
Acquisition and disposal of shares of non-controlling interests, net	—	—	15.7	—	—	(7.4)	8.3
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(81.2)	(81.2)
Impact of adoption of ASC 842	—	—	—	—	6.1	—	6.1
Other	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2019	49,299	0.5	662.7	(50.7)	(315.7)	686.6	983.4
Net (loss) income	—	—	—	—	(116.1)	85.7	(30.4)
Equity-based compensation	1,163	—	12.4	—	—	—	12.4
Preferred dividends	—	—	(39.5)	—	—	—	(39.5)
Other comprehensive loss	—	—	—	(10.3)	—	—	(10.3)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(27.7)	—	—	67.5	39.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(73.1)	(73.1)
Other	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2020	50,462	0.5	607.9	(61.0)	(431.8)	766.5	882.1
Net (loss) income	—	—	—	—	(70.9)	92.7	21.8
Equity-based compensation	737	—	9.0	—	—	—	9.0
Preferred dividends	—	—	(10.3)	—	—	—	(10.3)
Preferred share conversion	22,609	0.2	439.5	—	—	—	439.7
Equity offering	15,525	0.2	554.0	—	—	—	554.2
Other comprehensive loss	—	—	—	29.5	—	—	29.5
Acquisition and disposal of shares of non-controlling interests, net	—	—	22.2	—	—	109.0	131.2
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(87.6)	(87.6)
Balance as of December 31, 2021	89,333	$0.9	$1,622.3	$(31.5)	$(502.7)	$880.6	$1,969.6

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net income	$70.7	$1.3	$45.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.8	94.8	76.5
Non-cash interest expense, net	22.0	4.5	2.5
Equity-based compensation expense	17.4	13.2	10.2
Loss (gain) on disposals, net	2.2	5.7	(4.4)
Impairment charges	—	33.5	7.9
Loss on debt extinguishment	9.1	—	11.7
Deferred income taxes	8.9	(21.9)	8.5
Income from equity investments, net of distributions received	0.2	0.5	0.3
Non-cash lease expense	39.1	39.4	40.0
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(32.1)	(46.6)	(23.5)
Medicare accelerated payments and deferred governmental grants	(73.6)	135.2	—
DOJ settlement payments	(32.2)	(4.0)	—
Other operating assets and liabilities	(43.4)	(8.7)	(45.3)
Net cash provided by operating activities	87.1	246.9	129.5

Cash flows from investing activities:
Purchases of property and equipment	(57.6)	(42.9)	(73.6)
Payments for acquisitions, net of cash acquired	(285.8)	(104.6)	(13.8)
Proceeds from disposals of facilities and other assets	6.0	58.5	17.6
Sale (purchase) of equity investments	5.4	—	(15.2)
Other investing activities	0.3	0.6	(0.2)
Net cash used in investing activities	(331.7)	(88.4)	(85.2)

Cash flows from financing activities:
Principal payments on long-term debt	(343.2)	(216.3)	(490.8)
Borrowings of long-term debt	299.4	429.4	506.9
Payments of debt issuance costs	(11.7)	(8.5)	(8.9)
Proceeds from equity offerings	581.8	—	—
Payments of equity offering costs	(27.6)	—	—
Payment of premium on debt extinguishment	—	—	(17.8)
Distributions to non-controlling interest holders	(131.0)	(109.6)	(121.2)
Payments related to ownership transactions with non-controlling interest holders	(28.4)	(27.4)	(3.2)
Payments of preferred dividends	(5.1)	—	—
Other financing activities	(17.9)	(0.9)	(0.9)
Net cash provided by (used in) financing activities	316.3	66.7	(135.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	71.7	225.2	(91.6)
Cash, cash equivalents and restricted cash at beginning of period	318.2	93.0	184.6
Cash, cash equivalents and restricted cash at end of period	$389.9	$318.2	$93.0

Supplemental cash flow information:
Interest paid, net of interest income received	194.3	203.6	180.3
Cash paid for income taxes	1.5	1.7	1.6
Non-cash purchases of property and equipment	22.3	27.7	30.7

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Accounting Policies
Organization
Surgery Partners, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), acting through its subsidiaries, owns and operates a national network of surgical facilities and ancillary services. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, gastroenterology, general surgery, ophthalmology, orthopedics and pain management. The Company's surgical hospitals also provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of multi-specialty physician practices, urgent care facilities and anesthesia services. On August 31, 2017, a fund advised by an affiliate of Bain Capital Private Equity LP ("Bain Capital") became the controlling stockholder of the Company. As of December 31, 2021, Bain Capital held approximately 54.9% of the voting power of all classes of capital stock of the Company.
As of December 31, 2021, the Company owned or operated a portfolio of 126 surgical facilities in 31 states, comprised of 108 ASCs and 18 surgical hospitals. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 88 of the surgical facilities and consolidated 109 of the facilities for financial reporting purposes.
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
COVID-19 Pandemic
The COVID-19 pandemic has significantly affected the Company's facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. The impact of the COVID-19 pandemic on the Company's surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. Although the Company cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic, surgical case volumes improved in 2021 as government restrictions eased and public sentiment changed. As a result of the COVID-19 pandemic, the Company has implemented new clinical safety measures to provide a safe environment for its patients, surgeons and employees.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law to provide stimulus funding for the United States economy. As part of the CARES Act, the United States government announced that it would offer relief to eligible health care providers, including distribution of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse. The Company has received approximately $86 million of the grant funds distributed under the CARES Act and other governmental assistance programs, including approximately $27 million during the year ended December 31, 2021. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds will be used for COVID-19 related healthcare expenses or lost revenues.
The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met considers, among other things, the CARES Act, the COVID-19 Economic Relief Bill, enacted on December 27, 2020, and all frequently asked questions and other interpretive guidance issued by the United States Department of Health and Human Services ("HHS"), including in the Provider Relief Fund Reporting Portal and associated user guides. This guidance sets forth the allowable methods for quantifying eligible healthcare related expenses and lost revenues. Only healthcare related expenses attributable to COVID-19 that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. Based on this guidance, the Company estimates approximately $37.9 million of grant funds received qualified for recognition as a reduction in operating expenses for the year ended December 31, 2021. During the year ended December 31, 2020, the Company recognized $46.2 million as a reduction in operating expenses.
Amounts received, but not recognized as a reduction to operating expenses, are reflected as a component of Medicare accelerated payments and deferred governmental grants in the consolidated balance sheets as of December 31, 2021 and 2020. Any unrecognized amounts may be recognized as a reduction in operating expenses in subsequent periods if the underlying conditions for recognition are met. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the Company’s inability to recognize certain payments, changes in the estimate of amounts recognized, or the derecognition of amounts previously recognized, which may be material.
As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program, which allowed for most providers and suppliers, including the Company’s surgical hospitals and ASCs to request an advance payment of anticipated Medicare revenues. The Company received approximately $120 million of accelerated payments during the year ended December 31, 2020. The payments received were deferred and included in the consolidated balance sheets. During the year ended December 31, 2021, approximately $60 million has been repaid in accordance with the terms of the program. These repayments are included as a component of the change in Medicare accelerated payments and deferred government grants in the consolidated statements of cash flows. Under these terms, repayment started one year after the initial funding by offsetting 25% of new claims paid by CMS. After 11 months of repayment at this level, the repayments will increase to 50% of new claims paid by CMS for a period of six months. Any outstanding amounts due at the end of the repayment period are subject to interest at a rate of 4%. As of December 31, 2021 and 2020, the current portion of deferred accelerated payments was approximately $60 million and $95 million, respectively, and is included as a component of Medicare accelerated payments and deferred governmental grants in the consolidated balance sheets. The long-term portion as of December 31, 2020 was included as a component of other long-term liabilities in the consolidated balance sheets. There was no remaining long-term portion as of December 31, 2021. The Company does not expect to receive additional Medicare accelerated payments.
The CARES Act also provided for the deferral of the Company's portion of social security payroll taxes during 2020. Under the CARES Act, half of the deferred amount was paid in December 2021 and the remaining portion will be paid in December 2022. As of December 31, 2021 and 2020, the Company had deferred approximately $8.5 million and $16.9 million, respectively. The current portion is included as a component of accrued payroll and benefits and the long term portion is included as a component of other long-term liabilities in the consolidated balance sheets. There was no remaining long-term portion as of December 31, 2021.
The Company is continuing to closely monitor legislative actions and regulatory guidance at the federal, state and local levels with respect to the CARES Act as other governmental assistance might become available to the Company.
Variable Interest Entities
The consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of December 31, 2021, the Company's consolidated VIEs include five surgical facilities and four physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, were $48.1 million and $27.7 million, respectively, and the total liabilities of the consolidated VIEs were $20.1 million and $21.1 million, respectively.
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2021	2020	2021	2020

Senior secured term loan	$1,530.7	$1,539.4	$1,530.7	$1,533.4
6.750% senior unsecured notes due 2025	$370.0	$370.0	$371.9	$376.0
10.000% senior unsecured notes due 2027	$545.0	$545.0	$577.0	$596.8

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
A summary of revenues by service type as a percentage of total revenues follows:

	Year Ended December 31,
	2021	2020	2019
Patient service revenues:
Surgical facilities revenues	95.7%	95.3%	94.1%
Ancillary services revenues	3.0%	3.4%	4.3%
Total patient service revenues	98.7%	98.7%	98.4%
Other service revenues	1.3%	1.3%	1.6%
Total revenues	100.0%	100.0%	100.0%
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
Other service revenues. Other service revenues include management and administrative service fees derived from the non-consolidated facilities that the Company accounts for under the equity method, management of surgical facilities in which it does not own an interest, and management services provided to physician practices for which the Company is not required to provide capital or additional assets. These agreements typically require the Company to provide recurring management services over a multi-year period, which are billed and collected on a monthly basis. The fees derived from these management arrangements are based on a predetermined percentage of the revenues of each facility or practice and are recognized in the period in which management services are rendered and billed. For the years ended December 31, 2020 and 2019, other service revenues also includes optical service revenues, which consisted of handling charges billed to the members of the Company's optical products purchasing organization. The Company sold its optical products purchasing organization on December 31, 2020.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$1,110.1	50.6%	$989.9	53.9%	$970.5	53.8%
Government	949.9	43.3%	708.5	38.6%	701.9	38.9%
Self-pay	61.1	2.8%	58.5	3.2%	46.1	2.6%
Other (1)	73.9	3.3%	79.2	4.3%	84.6	4.7%
Total patient service revenues	2,195.0	100.0%	1,836.1	100.0%	1,803.1	100.0%
Other service revenues	30.1		24.0		28.3
Total revenues	$2,225.1		$1,860.1		$1,831.4
(1)Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
At December 31, 2020, cash, cash equivalents and restricted cash reported within the consolidated statement of cash flows includes $0.3 million of restricted investments, which are reflected in other long-term assets in the consolidated balance sheets. These restricted investments represented restricted cash held in accordance with the provisions of a long-term operating lease agreement held as security for performance under the Company's covenants and obligations within the agreement. The restrictions were released during the year ended December 31, 2021.
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
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost, unless the investments are a result of the Company losing control of a previously controlled entity, but still retaining a non-controlling interest. The Company did not have any such deconsolidations during the years ended December 31, 2021 and 2020. These investments are included as investments in and advances to affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in income from equity investments in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. The non-controlling interests—redeemable are reported outside of stockholders' equity in the consolidated balance sheets.
A summary of activity related to the non-controlling interests—redeemable for the years ended December 31, 2021 and 2020 is as follows (in millions):

	December 31,
	2021	2020

Balance at beginning of period	$306.8	$321.0
Net income attributable to non-controlling interests—redeemable	48.9	31.7
Acquisition and disposal of shares of non-controlling interests, net—redeemable	17.9	(9.4)
Distributions to non-controlling interest —redeemable holders	(43.4)	(36.5)
Balance at end of period	$330.2	$306.8
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Recent Accounting Pronouncements
In November 2021, the FASB issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The ASU provides specific authoritative guidance for the disclosure of government assistance including the nature of assistance received, the accounting for and presentation of assistance received and the significant terms and conditions, including commitments and contingencies regarding such assistance. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2021 and may be early adopted. The Company early adopted this ASU beginning with this Annual Report on Form 10-K for the year ended December 31, 2021.
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
Acquisitions
During the year ended December 31, 2021, the Company acquired controlling interests in eight surgical facilities, including a surgical hospital, and two physician practices for aggregate cash consideration of $285.8 million, net of cash acquired. Two of the surgical facilities were in existing markets that were merged into existing facilities. The cash consideration was funded through available resources. The total consideration was allocated to the assets acquired and liabilities assumed based upon the respective acquisition date fair values.
During the year ended December 31, 2020, the Company acquired a controlling interest in three surgical facilities, including a surgical hospital, a controlling interest in five surgical facilities in existing markets that were merged into existing facilities and a physician practice for total aggregate consideration of $120.1 million, including cash consideration of $104.6 million, net of cash acquired, non-cash consideration of $8.7 million and contingent consideration of $0.7 million. The non-cash consideration consisted of non-controlling interests in the Company's existing surgical facilities. During the year ended December 31, 2021, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2020.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Preliminary or final amounts recognized for each major class of assets acquired and liabilities assumed for acquisitions completed during the years ended December 31, 2021 and 2020, including post acquisition date adjustments, are as follows (in millions):

	2021	2020

Total consideration	$290.0	$120.1
Fair value of non-controlling interests	185.9	57.3
Aggregate acquisition date fair value	$475.9	$177.4
Net assets acquired:
Current Assets	$36.9	$24.3
Property and equipment	27.1	50.6
Intangible assets	—	3.6
Goodwill	446.1	153.7
Right-of-use operating lease assets	17.1	15.4
Other long-term assets	4.6	0.2
Current liabilities	(15.9)	(16.4)
Long-term debt	(20.5)	(40.0)
Right-of-use operating lease liabilities	(15.1)	(14.0)
Long-term liabilities	(4.4)	—
Aggregate acquisition date fair value	$475.9	$177.4
The fair values assigned to certain assets acquired and liabilities assumed by the Company in 2021 have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. The goodwill acquired in connection with the 2021 acquisitions was allocated to the Company's Surgical Facility Services reportable segment. The results of operations of the 2021 acquisitions are included in the Company’s results of operations beginning on the dates of acquisition, and were not considered significant for the year ended December 31, 2021.
Disposals
During the year ended December 31, 2021, the Company sold its interests in three surgery centers, one physician practice and certain other assets for combined net cash proceeds of $6.0 million, and recognized a net pre-tax gain of $4.0 million included in loss on disposals, net in the consolidated statement of operations for the year ended December 31, 2021.
During the year ended December 31, 2020, the Company sold its interests in three surgery centers, one of which was previously accounted for as an equity method investment, sold certain assets related to its anesthesia business, certain imaging assets and its optical products purchasing organization for combined net cash proceeds of $58.5 million, and recognized a net pre-tax gain of $5.2 million included in loss on disposals, net in the consolidated statement of operations for the year ended December 31, 2020. Additionally, the Company closed its diagnostic laboratory and recognized a net pre-tax loss of $3.5 million included in loss on disposals, net in the consolidated statement of operations for the year ended December 31, 2020.
During the year ended December 31, 2019, the Company disposed of previously owned real property associated with one of its existing non-consolidated surgical facilities. In connection with the sale, the Company recognized a $10.9 million pretax gain included in loss (gain) on disposals, net in the accompanying consolidated statements of operations. The sale did not impact the Company's investment in the surgical facility, which continues to be accounted for as an equity method investment.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of property and equipment follows (in millions):

	December 31,
	2021	2020

Land	$11.2	$11.1
Buildings and improvements	131.3	109.7
Furniture and equipment	24.4	20.7
Computer and software	86.4	80.8
Medical equipment	221.0	196.8
Right-of-use finance lease asset	393.6	298.4
Construction in progress	34.1	16.4
Property and equipment, at cost	902.0	733.9
Less: Accumulated depreciation	(272.3)	(189.3)
Property and equipment, net	$629.7	$544.6
Depreciation expense was $94.5 million, $90.5 million and $71.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, as of October 1, or more frequently if certain indicators arise. The Company tests for goodwill impairment at the reporting unit level, which is defined as one level below an operating segment. During 2021, the Company identified two reporting units, which include the following: 1) Surgical Facilities and 2) Ancillary Services. A detailed evaluation of potential impairment indicators was performed, which specifically considered the volatility observed in the prices of the Company’s outstanding debt securities and common stock, as well as surgical case volumes. Prior to 2021, the Company had a third reporting unit, Alliance, which was a component of the Optical Services operating segment. On December 31, 2020, the Company sold the remaining assets of the Optical Services operating segment.
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
As of October 1, 2021, prior to its annual impairment testing, all of the Company's goodwill was allocated to the Surgical Facilities reporting unit. As of the October 1, 2021 valuation, the fair value for the Surgical Facilities reporting unit was substantially in excess of its carrying value. The fair value of the Surgical Facilities reporting unit as of October 1, 2021 was determined using the income and market approach as discussed above.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Subsequent to the date of our annual impairment test, the Company considered its operating results for the fourth quarter of 2021, macroeconomic, industry and market conditions, and other market indicators including its market capitalization. Based on its evaluation of all such factors, the Company concluded that an event had not occurred or circumstances had not changed that would more likely than not reduce the fair value of its reporting units below their carrying values.
In 2021, there were no non-cash impairment charges.
During the year ended December 31, 2020, as a result of its impairment testing, the Company recorded non-cash impairment charges of $28.6 million and $4.9 million related to the Ancillary Services and Alliance reporting units, respectively.
During the year ended December 31, 2019, as a result of its impairment testing, the Company recorded non-cash impairment charges of $2.5 million related to the Alliance reporting unit.
A summary of the changes in the carrying amount of goodwill follows (in millions):

	December 31,
	2021	2020

Balance at beginning of period	$3,468.0	$3,402.4
Acquisitions, including post acquisition adjustments	447.0	154.7
Disposals	(3.2)	(55.6)
Impairments	—	(33.5)
Balance at end of period	$3,911.8	$3,468.0
A summary of the Company's acquisitions and disposals for the years ended December 31, 2021 and 2020 is included in Note 2. "Acquisitions and Disposals."
A summary of the components of intangible assets follows (in millions):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Finite-lived intangible assets:
Management rights agreements	$24.8	$(9.4)	$15.4	$31.1	$(10.1)	$21.0
Other	19.6	(10.1)	9.5	13.6	(6.5)	7.1
Total finite-lived intangible assets	44.4	(19.5)	24.9	44.7	(16.6)	28.1
Indefinite-lived intangible assets	18.8	—	18.8	18.8	—	18.8
Total intangible assets	$63.2	$(19.5)	$43.7	$63.5	$(16.6)	$46.9

During the year ended December 31, 2021, the Company disposed of its management rights associated with one of its existing non-consolidated surgical facilities, resulting in a $2.8 million pretax loss included in loss on disposals, net in the consolidated statement of operations for the year ended December 31, 2021.
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
Amortization expense for intangible assets was $4.3 million for both of the years ended December 31, 2021 and 2020, and $4.6 million for the year ended December 31, 2019.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total estimated amortization expense for the next five years and thereafter related to intangible assets follows (in millions):

2022	$6.6
2023	3.5
2024	1.8
2025	1.5
2026	1.2
Thereafter	10.3
Total	$24.9
5. Long-Term Debt
A summary of long-term debt follows (in millions):

	December 31,
	2021	2020

Senior secured term loan (1)	$1,530.7	$1,539.4
Senior secured revolving credit facility	—	—
6.750% senior unsecured notes due 2025	370.0	370.0
10.000% senior unsecured notes due 2027	545.0	545.0
Notes payable and other secured loans	145.0	137.5
Finance lease obligations	364.6	281.2
Less: unamortized debt issuance costs	(16.5)	(16.3)
Total debt	2,938.8	2,856.8
Less: Current maturities	60.4	64.4
Total long-term debt	$2,878.4	$2,792.4
(1)Includes unamortized fair value discount of $3.0 million and $3.7 million as of December 31, 2021 and 2020, respectively
Senior Secured Credit Facilities
The Company has a credit agreement (the "Credit Agreement") providing for a $1.545 billion senior secured term loan (the "Term Loan") and a $210.0 million senior secured revolving credit facility (the "Revolver" and together with the Term Loan, the “Senior Secured Credit Facilities"). During 2021, the Company entered into amendments to the Credit Agreement, which provided for (i) a new tranche of term loans that replaced or refinanced all of the existing term loans outstanding under the Credit Agreement, (ii) provided for an extension of the Term Loan and Revolver, (iii) and increased the outstanding commitments under the Revolver (the "2021 Amendments"). As of both December 31, 2021 and 2020, the Company had no outstanding borrowings on the Revolver. As of December 31, 2021, the Company's availability on the Revolver was $203.0 million (including outstanding letters of credit of $7.0 million).
The Term Loan will mature on August 31, 2026 (or, if at least $185 million of the Borrower’s 6.750% senior unsecured notes due 2025 shall have not either been repaid, repurchased or redeemed or refinanced with indebtedness having a maturity date not earlier than 91 days after August 31, 2026 by no later than April 1, 2025, then April 1, 2025). The Revolver matures on February 1, 2026. The Senior Secured Credit Facilities will bear interest at a rate per annum equal to (x) LIBOR plus a margin of 3.75% per annum (LIBOR with respect to the Term Loan shall be subject to a floor of 0.75%) or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (the alternate base rate with respect to the Term Loan shall be subject to a floor of 1.75%)) plus a margin of 2.75% per annum.
The Term Loan is subject to quarterly amortization in an aggregate original principal amount of approximately 1.00% per annum. Voluntary prepayments of the Term Loan are permitted, in whole or in part, with prior notice, without premium or penalty (except LIBOR breakage costs and a call premium in the case of certain repricing events within a specified period of time after May 3, 2021). In addition, the Company is required to pay a commitment fee of 0.50% per annum in respect of unused commitments under the Revolver.
With respect to the Revolver, the Company is required to comply with a maximum consolidated total net leverage ratio of 9.50:1.00, which covenant will be tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is drawn in an aggregate amount greater than 35% of the total commitments under the Revolver. Such financial maintenance covenant is subject to an equity cure. The Credit Agreement includes customary negative covenants restricting or limiting the ability of the Company and its restricted subsidiaries, to, among other things, sell assets, alter its business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
and organizational documents, in each case, subject to customary and other agreed upon exceptions. The Credit Agreement also contains customary affirmative covenants and events of default. The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the Credit Agreement, the Company may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver. As of December 31, 2021, the Company was in compliance with the covenants contained in the Credit Agreement.
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
In connection with the 2021 Amendments, the Company recorded debt issuance costs and discount of $11.9 million, and a debt extinguishment loss of $9.1 million, included in loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended December 31, 2021. The loss includes the partial write-off of unamortized debt issuance costs and discounts related to the prior existing term loans, and a portion of debt issuance costs incurred with the Term Loan modification.
During 2020, in connection with incremental term loan borrowings, the Company recorded debt issuance costs and discount of $6.5 million for the year ended December 31, 2020.
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
The Company may redeem the 2025 Unsecured Notes, in whole or in part, at any time, at the redemption prices set forth below (expressed as a percentage of the principal amount to be redeemed), plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption:

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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Other Debt
Certain of the Company’s subsidiaries have outstanding indebtedness under notes payable and other secured loans, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations for which the Company is liable to various vendors for several property and equipment leases classified as finance leases. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At December 31, 2021, the Company was in compliance with its covenants contained in the credit agreements.
Maturities
A summary of maturities for the Company's long-term debt, excluding unamortized debt issuance costs and the unamortized fair value discount discussed above, for the next five years and thereafter as of December 31, 2021 follows (in millions):

2022	$60.4
2023	63.2
2024	47.9
2025	1,893.4
2026	21.2
Thereafter	872.2
Total	$2,958.3
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheets at December 31, 2021 and 2020 (in millions):

	Classification in Consolidated Balance Sheets	December 31, 2021	December 31, 2020

Assets:
Operating lease assets	Right-of-use operating lease assets	$324.1	$310.1
Finance lease assets	Property and equipment, net of accumulated depreciation	329.6	258.1
Total leased assets		$653.7	$568.2

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$40.1	$39.2
Long-term	Right-of-use operating lease liabilities	315.6	300.9
Total operating lease liabilities		355.7	340.1
Finance lease liabilities:
Current	Current maturities of long-term debt	19.0	18.9
Long-term	Long-term debt, less current maturities	345.6	262.3
Total finance lease liabilities		364.6	281.2
Total lease liabilities		$720.3	$621.3
The following table presents the weighted-average lease terms and discount rates at December 31, 2021 and 2020 (in millions):

	December 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases

Weighted-average remaining lease term	8.8 years	16.8 years	8.9 years	15.9 years
Weight average discount rate	9.7%	8.7%	10.3%	9.2%
The following table presents the components of the Company's lease expense and their classification in the consolidated statement of operations for the years ended December 31, 2021 and 2020 (in millions):

	December 31, 2021	December 31, 2020

Operating lease costs	$76.4	$74.1
Finance lease costs:
Amortization of leased assets	25.1	26.2
Interest on lease liabilities	27.4	22.2
Total finance lease costs	52.5	48.4
Variable and short-term lease costs	17.8	16.9
Total lease costs	$146.7	$139.4
During the years ended December 31, 2021 and 2020, the Company incurred lease costs of $25.8 million and $22.8 million, respectively, under operating lease agreements with physician investors who are related parties. During the years ended December 31, 2021 and 2020, the Company paid rent of $17.4 million and $6.9 million, respectively, under finance lease agreements with a lessor who is a related party. One of the Company's surgical facilities has a non-controlling ownership interest in the lessor. Payments are allocated to principal adjustments of the finance lease liability and interest expense.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents supplemental cash flow information for the years ended December 31, 2021 and 2020 (dollars in millions):

	December 31, 2021	December 31, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$74.3	$68.1
Operating cash outflows from finance leases	$26.5	$20.7
Financing cash outflows from finance leases	$20.1	$18.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$68.7	$62.1
Finance leases	$73.4	$47.0
Future maturities of lease liabilities at December 31, 2021 are presented in the following table (in millions):

	Operating Leases	Finance Leases

2022	$71.5	$48.5
2023	68.3	45.0
2024	64.7	40.4
2025	57.7	38.4
2026	51.4	36.3
Thereafter	218.7	496.3
Total lease payments	532.3	704.9
Less: imputed interest	(176.6)	(340.3)
Total lease obligations	$355.7	$364.6
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
Pursuant to the Certificate of Designations, Preferences, Rights and Limitations of 10.00% Series A Convertible Perpetual Participating Preferred Stock of Surgery Partners, Inc. (the “Certificate of Designation”), the Company was permitted to require the conversion of all, but not less than all, of the Series A Preferred Stock pursuant to the terms and conditions of the Certificate of Designation, after the second anniversary of the date of issuance, if the volume weighted average closing price of the Common Stock for any twenty out of thirty consecutive trading days prior to such date, equals or exceeds $42.00 per share. In accordance with such provision, on May 17, 2021, the Company converted all outstanding shares of Series A Preferred Stock into approximately 22.609 million shares of common stock, $0.01 par value per share. Following the conversion, no shares of Series A Preferred Stock remain outstanding. The conversion of the Series A Preferred Stock into common stock was a non-cash transaction, and therefore had no impact on the consolidated statements of cash flows.
The following table presents a summary of activity related to the redeemable preferred stock for the years ended December 31, 2021 and 2020 (in millions):

	December 31,
	2021	2020

Balance at beginning of period	$434.5	$395.0
Dividends accrued	10.3	39.5
Dividends declared	(5.1)	—
Redeemable preferred stock conversion to common stock	(439.7)	—
Balance at end of period	$—	$434.5

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $26.2 million will be reclassified as an increase to interest expense.
In May 2021, the Company entered into additional interest rate swap agreements to match the terms of the new Term Loan and have an effective termination date of March 31, 2025. As of December 31, 2021, the Company had nine interest rate swaps with a total net hedged notional amount of $1.2 billion. Of the nine interest rate swaps, three are pay-fixed, receive 1-Month LIBOR (subject to a minimum of 0.75%) interest rate swaps designated in cash flow hedging relationships with a total notional amount of $1.2 billion and a termination date of March 31, 2025. The remaining six interest rate swaps are undesignated and consist of three pay-fixed, receive 1-Month LIBOR (subject to a minimum of 1.00%) interest rate swaps and three pay 1-Month LIBOR (subject to a minimum of 1.00%), receive-fixed interest rate swaps with a termination date of November 30, 2023. The pay-floating, receive-fixed swaps are designed to economically offset the undesignated pay-fixed, receive-floating swaps.
Concurrently with the May 2021 transactions, the four previously existing interest rate swap positions were amended, de-designated or terminated and replaced with the interest rate swaps discussed above. The Company voluntarily de-designated an aggregate notional amount of $435 million (the effects of which are offset by the pay-floating, receive-fixed interest rate swaps) and terminated an aggregate notional amount of $435 million. No cash was exchanged between the Company and the counterparties due to the transactions described above, therefore the non-cash transactions had no impact on the consolidated statements of cash flows. The amount of unrealized losses recorded in OCI related to the de-designated and terminated notional amounts at the time of the de-designation and termination was $55.0 million. This amount will be amortized to interest expense over the remaining term of the original interest rate swaps. The liability of the de-designated and terminated notional amounts was blended into the fixed rate of the new pay-fixed interest rate swaps.
The pay-fixed, receive floating interest rate swaps entered into in May 2021 do not meet the requirements to be considered derivatives in their entirety as a result of the financing component. Accordingly, the swaps are considered hybrid instruments, consisting of a financing element treated as a debt instrument and an embedded at-market derivative that was designated as a cash flow hedge.
Within the Company’s consolidated balance sheets, the financing elements treated as debt instruments described above are carried at amortized cost and the embedded at-market derivatives and the undesignated swaps are recorded at fair value. The cash flows related to the portion treated as debt are classified as financing activities in the consolidated statements of cash flows while the portion treated as an at-market derivative are classified as operating activities. Cash settlements related to the undesignated swaps will offset and are classified as operating activities in the consolidated cash flows.
In September 2021, the Company entered into interest rate cap agreements to more effectively hedge the interest rate risk. As of December 31, 2021, the Company had two interest rate caps with a total hedged notional amount of $333.6 million, and each has a termination date of March 31, 2025. Within the Company’s consolidated balance sheets, the interest rate caps are recorded at fair value. The cash flows related to the interest rate caps are classified as operating activities in the consolidated statements of cash flows.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		December 31, 2021		December 31, 2020
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$—	NA	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	—	NA	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	—	NA	March 31, 2025
Interest rate cap	September 30, 2021	166.8	Active	—	NA	March 31, 2025
Interest rate cap	September 30, 2021	166.8	Active	—	NA	March 31, 2025
Pay-fixed swap	November 30, 2018	165.0	Active	—	NA	November 30, 2023
Pay-fixed swap	November 30, 2018	120.0	Active	—	NA	November 30, 2023
Pay-fixed swap	June 28, 2019	150.0	Active	—	NA	November 30, 2023
Receive-fixed swap	April 30, 2021	(165.0)	Active	—	NA	November 30, 2023
Receive-fixed swap	April 30, 2021	(120.0)	Active	—	NA	November 30, 2023
Receive-fixed swap	April 30, 2021	(150.0)	Active	—	NA	November 30, 2023
Pay-fixed swap	November 30, 2018	—	Terminated	330.0	Active	November 30, 2023
Pay-fixed swap	November 30, 2018	—	Terminated	330.0	Active	November 30, 2023
Pay-fixed swap	November 30, 2018	—	Terminated	240.0	Active	November 30, 2023
Pay-fixed swap	June 28, 2019	—	Terminated	300.0	Active	November 30, 2023
		$1,533.6		$1,200.0
Our interest rate swap agreements, excluding the portion treated as debt, are recognized at fair value in the consolidated balance sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.
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
The following table presents the fair values of our derivatives and their location on the consolidated balance sheets (in millions):

		December 31, 2021		December 31, 2020
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments
Interest rate swaps	Other long-term assets	$12.5	$—	$—	$—
Interest rate swaps	Other long-term liabilities	—	12.4	—	—

Derivatives in cash flow hedging relationships
Interest rate caps	Other long-term assets	2.9	—	—	—
Interest rate swaps	Other long-term assets	8.2	—	—	—
Interest rate swaps	Other long-term liabilities (1)	—	45.8	—	61.0
Total		$23.6	$58.2	$—	$61.0
(1)The balance as of December 31, 2021 is related to the financing component of the pay-fixed, receive floating interest rate swaps.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and consolidated statement of operations (in millions):

		Year Ended December 31,
	Location	2021	2020	2019
Derivatives not designated as hedging instruments
Gain recognized in income	Other income	$0.1	$—	$—

Derivatives in cash flow hedging relationships
(Gain) loss recognized in OCI (effective portion)		$(4.8)	$30.5	$35.8
Loss reclassified from accumulated OCI into income (effective portion) (1)	Interest expense, net	$24.7	$20.2	$7.5
(1)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $14.0 million for the year ended December 31, 2021. There was no comparable amortization in prior year periods.
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
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Year Ended December 31,
	2021	2020	2019

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(70.9)	$(116.1)	$(74.8)
Less: Amounts allocated to participating securities (1)	(10.3)	(39.5)	(35.7)
Net loss attributable to common stockholders	$(81.2)	$(155.6)	$(110.5)

Denominator:
Weighted average shares outstanding- basic and diluted (2)	72,427	48,776	48,280

Basic and diluted loss per share (2)	$(1.12)	$(3.19)	$(2.29)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	1,920	712	—
Restricted shares	1,452	981	67
(1)Includes dividends accrued for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses.
(2)The impact of potentially dilutive securities for all periods were not considered because the effect would be anti-dilutive in each of those periods.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Public Offerings
On January 27, 2021, the Company entered into an underwriting agreement relating to a public offering of 7,500,000 shares (the “January Firm Shares”) of the Company’s common stock, $0.01 par value per share, at a price to the public of $30.25 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 1,125,000 shares of common stock at the same price per share as the January Firm Shares. On February 1, 2021, the Company completed the public offering pursuant to which the Company sold 8,625,000 shares of common stock (including the January Firm Shares and the option shares), resulting in gross proceeds of $260.9 million. In connection with the offering, the Company incurred underwriting discounts, commissions and other related costs of $12.7 million, which were recognized as a direct reduction of proceeds received.
On November 8, 2021, the Company entered into an underwriting agreement relating to a public offering of 6,000,000 shares (the “November Firm Shares”) of the Company’s common stock, $0.01 par value per share, at a price to the public of $46.50 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 900,000 shares of common stock at the same price per share as the November Firm Shares. On November 12, 2021, the Company completed the public offering pursuant to which the Company sold 6,900,000 shares of common stock (including the November Firm Shares and the option shares), resulting in gross proceeds of $320.9 million. In connection with the offering, the Company incurred underwriting discounts, commissions and other related costs of $14.9 million, which were recognized as a direct reduction of proceeds received.
Preferred Conversion
On May 17, 2021, the Company converted all outstanding shares of Series A Preferred Stock into approximately 22.609 million shares of common stock. See Note 7. "Redeemable Preferred Stock" for further discussion.
Share Repurchase Authorization
On December 15, 2017, the Company's Board of Directors authorized a share repurchase program of up to $50.0 million of the Company's issued and outstanding common stock from time to time. The timing and size of repurchases will be determined based on market conditions and other factors. The authorization does not obligate the repurchase of any shares and the Company may repurchase shares of common stock at any time without prior notice. The share repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice. At December 31, 2021, the Company had $46.0 million of repurchase authorization available under the December 2017 authorization.
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
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2018 or state income tax examinations for years prior to 2017.
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
The Company made income tax payments of $1.5 million, $1.7 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income tax expense (benefit) is comprised of the following (in millions):

	Year Ended December 31,
	2021	2020	2019

Current:
Federal	$—	$(0.2)	$(0.2)
State	1.5	1.9	1.7
Deferred:
Federal	7.9	(22.2)	3.2
State	1.1	0.4	4.8
Total income tax expense (benefit)	$10.5	$(20.1)	$9.5
A reconciliation of the provision for income taxes as reported in the consolidated statements of operations and the amount of income tax expense (benefit) computed by multiplying consolidated income (loss) in each year by the U.S. federal statutory rate of 21% (2021, 2020 and 2019) follows (in millions):

	Year Ended December 31,
	2021	2020	2019

Tax expense (benefit) at U.S.federal statutory rate	$17.1	$(4.0)	$11.5
State income tax, net of U.S. federal tax benefit	2.3	2.4	5.7
Change in valuation allowance	20.9	4.1	13.6
Net income attributable to non-controlling interests	(29.9)	(24.8)	(25.2)
Changes in measurement of uncertain tax positions	—	—	(0.1)
Stock option compensation	(1.7)	1.2	1.3
Differences related to divested facilities	(2.6)	(0.7)	0.1
Tax return reconciling differences	1.3	—	1.1
Change in effective tax rate	—	(0.8)	0.3
Tax Receivable Agreement liability	0.7	0.9	1.6
Goodwill impairment	—	4.3	0.5
Litigation settlement	—	(3.7)	—
Adjustments to unrealized attributes	2.3	—	—
Other	0.1	1.0	(0.9)
Total income tax expense (benefit)	$10.5	$(20.1)	$9.5

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax asset are as follows (in millions):

	December 31,
	2021	2020

Deferred tax assets:
Medical malpractice liability	$3.6	$4.0
Accrued vacation and incentive compensation	3.0	3.2
Net operating loss carryforwards	152.1	164.7
Allowance for bad debts	3.0	2.5
Capital loss carryforwards	—	1.7
Amortization of intangible assets	1.2	2.2
Deferred financing costs	8.3	7.9
Section 163(j) interest	99.4	69.8
Interest rate swap liability	15.0	15.8
TRA liability	0.6	1.0
Right of use	51.1	50.6
Other deferred assets	11.1	16.4
Total gross deferred tax assets	348.4	339.8
Less: Valuation allowance	(113.0)	(91.1)
Total deferred tax assets	235.4	248.7
Deferred tax liabilities:
Depreciation on property and equipment	(2.6)	(1.8)
Basis differences of partnerships and joint ventures	(73.0)	(73.6)
Right of use	(44.2)	(47.5)
Other deferred liabilities	(1.2)	(1.0)
Total deferred tax liabilities	(121.0)	(123.9)
Net deferred tax assets	$114.4	$124.8
The Company had federal NOL carryforwards of $573.0 million as of December 31, 2021, of which $478.3 million expire between 2029 and 2037. The remaining federal NOL carryforwards, which were generated after 2017, do not expire. The Company had state NOL carryforwards of $594.9 million as of December 31, 2021, which expire between 2022 and 2041. The Company had Section 163(j) interest limitation carryforwards of $397.5 million as of December 31, 2021, which do not expire.
The Company has recorded a valuation allowance against deferred tax assets at December 31, 2021 and 2020 totaling $113.0 million and $91.1 million, respectively, which represents an increase of $21.9 million. The valuation allowance continues to be provided for certain deferred tax assets for which the Company believes it is more likely than not that the tax benefits will not be realized, which are primarily Section 163(j) interest carryforwards, certain state NOLs and state credit carryforwards. Approximately $14.4 million of the valuation allowance as of December 31, 2021 is recorded against deferred tax assets attributable to interest rate swap liabilities that, if subsequently recognized, will be credits directly to contributed capital.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the beginning and ending liability for gross unrecognized tax benefits for the years ended December 31, 2021 and 2020 is as follows (in millions):

	December 31,
	2021	2020

Unrecognized tax benefits at beginning of year	$0.1	$0.1
Reductions for tax positions of prior year	—	—
Unrecognized tax benefits at end of year	$0.1	$0.1
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions. The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate, if recognized, is $0.1 million as of December 31, 2021 and 2020. The reserves are included in long-term taxes payable in the consolidated balance sheet as of December 31, 2021.
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
Equity-based awards are granted pursuant to the Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 ("2015 Omnibus Incentive Plan"). Under this plan, the Company can grant stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of its common stock. As of December 31, 2021, 11,815,700 shares were authorized to be granted under the 2015 Omnibus Incentive Plan and 8,048,499 were available for future equity grants.
Restricted and Performance Share-Based Awards
During the years ended December 31, 2021 and 2020, the Company granted 232,097 and 1,077,367 restricted stock awards ("RSAs") to certain officers, employees and non-employee directors in accordance with the 2015 Omnibus Incentive Plan, respectively. Vesting and payment of these RSAs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three or five years after the date of grant. The fair values of these RSAs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the years ended December 31, 2021 and 2020, the Company granted 182,964 and 854,367 performance-based restricted stock units ("PSUs") subject to the achievement of a combination of performance conditions, respectively. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing for two years. For these PSUs, the number of shares payable at the end of the performance periods ranges from 0% to 150% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets. These PSUs are not considered outstanding until earned. During the years ended December 31, 2021 and 2020, 776,988 and 309,692 of the PSUs previously granted were deemed to have been earned, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted and Performance Share-Based Activity
A summary of non-vested restricted share-based activity for the years ended December 31, 2021, 2020, and 2019 follows:

	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	703,024	$16.18
Granted/Earned	801,751	12.70
Forfeited/Cancelled	(272,706)	12.97
Vested	(456,183)	16.20
Outstanding at December 31, 2019	775,886	$13.78
Granted/Earned	1,387,059	6.87
Forfeited/Cancelled	(162,635)	13.77
Vested	(552,943)	12.78
Outstanding at December 31, 2020	1,447,367	$9.75
Granted/Earned	1,009,085	39.90
Forfeited/Cancelled	(77,844)	47.40
Vested	(723,212)	42.88
Outstanding at December 31, 2021	1,655,396	$11.55
Stock Options
The Company granted 2,256,500 stock options during the year ended December 31, 2019. No stock options were granted during the years ended December 31, 2021 and 2020. Options to purchase shares are granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
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
Option Valuation
In applying the Monte Carlo simulation model to value the stock options, the Company used the following assumptions:
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table sets forth the assumptions used by the Company to estimate the fair value of stock options granted during the year ended December 31, 2019. No stock options were granted during the years ended December 31, 2021 and 2020.

2019

Expected volatility	60%
Risk-free interest rate	2.30% - 2.40%
Expected dividends	—
Average expected term (years)	4
Fair value of stock options granted	$4.83 - $6.41
The estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period.
Stock Option Activity
A summary of stock option activity for the years ended December 31, 2021, 2020, and 2019 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2018	512,687	$13.03	9.8
Granted	2,256,500	13.00	9.2
Exercised	—
Forfeited/Cancelled	—
Outstanding at December 31, 2019	2,769,187	$13.02	9.0
Granted	—
Exercised	(4,199)	20.24	5.8
Forfeited/Cancelled	(4,473)	19.00	4.8
Outstanding at December 31, 2020	2,760,515	$12.88	8.0
Granted	—
Exercised	(9,155)	6.28	7.7
Forfeited/Cancelled	(366,500)	13.42	7.2
Outstanding at December 31, 2021 (1)	2,384,860	$12.82	7.0
(1) Of the outstanding stock options, 1,588,186 were exercisable as of December 31, 2021.
Stock Appreciation Rights
As of December 31, 2021, there were 200,000 stock-settled stock appreciation right awards (the "SAR Awards") outstanding. These SAR Awards were granted on December 16, 2018. These were the only SAR Awards granted as of December 31, 2021. The SAR Awards have an exercise price of $12.90, and a remaining contractual term of 6.0 years. Fifty percent (50%) of the SAR Awards will vest in five equal annual installments on each of the first five anniversaries of the date of grant, generally subject to continued employment on each vesting date. Twenty-five percent (25%) of the award will vest based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $25.00 over a period of sixty (60) consecutive trading days, and twenty-five percent (25%) of the award will vest based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $35.00 over a period of sixty (60) consecutive trading days, in each case, generally subject to continued employment on each vesting date. Forfeitures are recognized as incurred. Of the outstanding SAR Awards, 120,000 were exercisable as of December 31, 2021.
Other information pertaining to equity-based compensation
At December 31, 2021, unrecognized compensation cost related to unvested shares, stock options and SAR Awards was approximately $19.3 million. Unrecognized compensation cost will be expensed annually based on the number of shares, stock options and SAR Awards that vest during the year.
The Company records equity-based compensation expense to recognize the fair value of the restricted shares, stock options and SAR Awards granted over the relevant vesting period. The Company recorded equity-based compensation expense of $17.4 million, $13.2 million and $10.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.  Employee Benefit Plans
Surgery Partners 401(k) Plan
The Surgery Partners 401(k) Plan is a defined contribution plan whereby certain employees who have completed at least one month of service, including at least one hour of service during that period of time, are eligible to participate. Employees may enroll in the plan immediately upon completion of the minimum service requirement. The Surgery Partners 401(k) Plan allows eligible employees to make contributions of varying percentages or flat dollar amounts of their annual compensation, up to the maximum allowable amounts by the Internal Revenue Service ("IRS"). Eligible employees may or may not receive a match by the Company of their contributions. Employer contributions vest incrementally over a period of five years. The Company's contributions were $9.7 million, $7.2 million and $7.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
13. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	December 31,
	2021	2020

Right-of-use operating lease liabilities	$40.1	$39.2
Accrued legal settlement (1)	—	32.2
Interest payable	29.2	24.5
Cost report liabilities	26.4	16.9
Amounts due to patients and payors	26.0	20.9
Tax receivable agreement liability	19.7	21.2
Accrued expenses and other	68.6	62.1
Total	$210.0	$217.0
(1)See Note 14. "Commitments and Contingencies" for further discussion.
14. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of December 31, 2021 and 2020 were $19.8 million and $21.4 million, respectively. Expected insurance recoveries of $8.7 million and $10.5 million as of December 31, 2021 and 2020, respectively, are included as a component of other current assets and other long-term assets in the consolidated balance sheets.
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
On January 2, 2018, the Defendants moved to dismiss the plaintiff’s complaint. On December 19, 2018, the Court of Chancery issued a decision on that motion. Following that decision, all of the Directors have been dismissed from the Delaware Action. The Court did not dismiss the plaintiff’s breach of fiduciary duty claim against H.I.G. or the aiding and abetting claim asserted against Bain Capital. However, the Court dismissed the plaintiff’s breach of fiduciary duty and unjust enrichment claims against Bain Capital. In addition, the Court dismissed all of the plaintiff’s claims that were asserted on behalf of a putative class of Company stockholders. Accordingly, all of the plaintiff’s remaining claims in the Delaware Action are asserted derivatively on the Company’s behalf. Discovery in the Delaware Action principally concluded on July 30, 2021, and the Defendants moved for summary judgment with respect to the remaining claims asserted against them. While those motions were pending, the parties to the Delaware Action reached an agreement-in-principle to settle the Delaware Action. The parties to the Delaware Action negotiated a final stipulation of settlement (the “Settlement Stipulation”), which governs the terms of the settlement of the Delaware Action, and which they filed with the Court of Chancery on November 22, 2021. On February 11, 2022, the Court of Chancery approved the settlement of the Delaware Action as memorialized in the Settlement Stipulation. That decision will become final and non-appealable on March 14, 2022. The case will then be closed. Because the plaintiff in the Delaware Action asserted only derivative claims on the Company’s behalf, the Company was the beneficiary of the settlement approved by the Court of Chancery.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA was approximately $22.0 million and $43.2 million as of December 31, 2021 and 2020, respectively. As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting a discount, was $19.7 million and $37.0 million as of December 31, 2021 and 2020, respectively. The current portion of the liability was $19.7 million and $21.2 million as of December 31, 2021 and 2020, respectively, and is included as a component of other current liabilities in the consolidated balance sheets. The long-term portion is included as a component of other long-term liabilities in the consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Segment Reporting
The Company currently operates in two major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities and the operation of ancillary services. The Surgical Facility Services segment includes the operation of ASCs, surgical hospitals and anesthesia services. The Ancillary Services segment consists of multi-specialty physician practices. Prior to 2021, the Ancillary Services segment also included a diagnostic laboratory, which was closed during the third quarter of 2020. The Optical Services segment for the years ended December 31, 2020 and 2019 reflected in the table below consisted of an optical products group purchasing organization, which was sold on December 31, 2020. The "All other" line item primarily consists of amounts attributable to the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Surgical Facility Services	$2,157.8	$1,793.4	$1,748.2
Ancillary Services	67.3	63.6	79.4
Optical Services	—	3.1	3.8
Total	$2,225.1	$1,860.1	$1,831.4

Adjusted EBITDA:
Surgical Facility Services	$422.0	$339.3	$328.9
Ancillary Services	1.7	(3.4)	2.6
Optical Services	—	1.4	1.4
All other	(84.1)	(80.7)	(74.3)
Total	$339.6	$256.6	$258.6

Reconciliation of Adjusted EBITDA:
Income (loss) before income taxes	$81.2	$(18.8)	$54.6

Net income attributable to non-controlling interests	(141.6)	(117.4)	(119.9)
Depreciation and amortization	98.8	94.8	76.5
Interest expense, net	221.0	201.8	178.9
Equity-based compensation expense	17.4	13.2	10.2
Transaction and integration related costs (1)	46.1	38.2	36.1
Loss (gain) on disposals, net	2.2	5.7	(4.4)
Litigation settlement and other litigation costs (2)	5.6	6.4	4.6
Impairment charges	—	33.5	7.9
Gain on escrow release (3)	—	(0.8)	—
Loss on debt extinguishment	9.1	—	11.7
Hurricane-related impacts (4)	(0.2)	—	—
Tax receivable agreement expense	—	—	2.4
Adjusted EBITDA	$339.6	$256.6	$258.6
(1)For the year ended December 31, 2021, this amount includes transaction and integration costs of $39.8 million and start-up costs related to a de novo surgical hospital of $6.3 million. For the year ended December 31, 2020, this amount includes transaction and integration costs of $23.2 million and start-up costs related to a de novo surgical hospital of $15.0 million. For the year ended December 31, 2019, this amount includes transaction and integration costs of $19.0 million and other acquisition costs and start-up costs related to a de novo surgical hospital of $17.1 million.
(2)This amount includes litigation settlement costs of $1.2 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, with no comparable costs in 2021. This amount also includes other litigation costs of $5.6 million, $5.2 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Included in other income in the consolidated statement of operations for the year ended December 31, 2020, with no comparable gain in 2021 and 2019.
(4)Reflects the impact of insurance proceeds received net of operating losses incurred in the six months ended December 31, 2021, at a surgical facility that was closed following Hurricane Ida.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2021	2020
Assets:
Surgical Facility Services	$5,552.8	$4,962.4
Ancillary Services	47.5	35.0
All other	517.3	415.8
Total assets	$6,117.6	$5,413.2

	Year Ended December 31,
	2021	2020	2019
Cash purchases of property and equipment:
Surgical Facility Services	$55.0	$38.7	$65.9
Ancillary Services	0.5	0.4	1.1
All other	2.1	3.8	6.6
Total cash purchases of property and equipment	$57.6	$42.9	$73.6
16. Subsequent Events
During January 2022, the Company purchased a controlling interest in an ASC and practice for $30.6 million. The Company funded the cash purchase price with available resources. As of the date of this filing, the Company has not completed its preliminary estimation of the fair values assigned to the assets acquired and liabilities assumed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ J. Eric Evans J. Eric Evans Chief Executive Officer (Principal Executive Officer)
Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
	Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2022
/s/ J. Eric Evans
J. Eric Evans
	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
/s/ David T. Doherty
David T. Doherty
	Executive Chairman of the Board	March 1, 2022
/s/ Wayne S. DeVeydt
Wayne S. DeVeydt
	Director	March 1, 2022
/s/ T. Devin O'Reilly
T. Devin O'Reilly
	Director	March 1, 2022
/s/ Teresa DeLuca
Teresa DeLuca
	Director	March 1, 2022
/s/ John A. Deane
John A. Deane
	Director	March 1, 2022
/s/ Brent Turner
Brent Turner
	Director	March 1, 2022
/s/ Andrew Kaplan
Andrew Kaplan
	Director	March 1, 2022
/s/ Clifford G. Adlerz
Clifford G. Adlerz
	Director	March 1, 2022
/s/ Blair E. Hendrix
Blair E. Hendrix
	Director	March 1, 2022
/s/ Patricia A. Maryland, Dr.PH
Patricia A. Maryland, Dr.PH