Form 10-Q
period 2022-03-31
Surgery Partners, Inc.
filed 2022-05-03
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of April 26, 2022, there were 89,904,299 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$378.9	$389.9
Accounts receivable	412.4	430.2
Inventories	62.9	61.1
Prepaid expenses	32.2	25.6
Other current assets	50.6	39.3
Total current assets	937.0	946.1
Property and equipment, net of accumulated depreciation of $294.6 and $272.3, respectively	778.9	629.7
Goodwill and other intangible assets, net	3,967.8	3,955.5
Investments in and advances to affiliates	94.5	88.7
Right-of-use operating lease assets	277.4	324.1
Long-term deferred tax assets	113.9	114.4
Other long-term assets	120.0	59.1
Total assets	$6,289.5	$6,117.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$122.9	$124.9
Accrued payroll and benefits	83.8	77.1
Medicare accelerated payments and deferred governmental grants	46.5	64.4
Other current liabilities	221.1	210.0
Current maturities of long-term debt	68.0	60.4
Total current liabilities	542.3	536.8
Long-term debt, less current maturities	3,025.2	2,878.4
Right-of-use operating lease liabilities	272.1	315.6
Other long-term liabilities	95.8	87.0

Non-controlling interests—redeemable	341.5	330.2

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 89,904,913 and 89,332,557, respectively	0.9	0.9
Additional paid-in capital	1,625.2	1,622.3
Accumulated other comprehensive income (loss)	25.3	(31.5)
Retained deficit	(490.5)	(502.7)
Total Surgery Partners, Inc. stockholders' equity	1,160.9	1,089.0
Non-controlling interests—non-redeemable	851.7	880.6
Total stockholders' equity	2,012.6	1,969.6
Total liabilities and stockholders' equity	$6,289.5	$6,117.6

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended March 31,
	2022	2021

Revenues	$596.2	$512.4
Operating expenses:
Salaries and benefits	178.9	151.7
Supplies	171.6	147.3
Professional and medical fees	63.6	55.5
Lease expense	20.0	22.8
Other operating expenses	37.3	31.6
Cost of revenues	471.4	408.9
General and administrative expenses	29.5	26.8
Depreciation and amortization	27.4	25.7
Transaction and integration costs	7.1	5.3
Grant funds	(1.2)	(15.1)
Gain on disposals and deconsolidations, net	(0.1)	(0.9)
Equity in earnings of unconsolidated affiliates	(3.1)	(2.6)
Litigation settlement	(32.8)	—
Other income, net	(2.4)	—
	495.8	448.1
Operating income	100.4	64.3
Interest expense, net	(56.3)	(53.3)
Income before income taxes	44.1	11.0
Income tax expense	(1.3)	(0.2)
Net income	42.8	10.8
Less: Net income attributable to non-controlling interests	(30.6)	(31.8)
Net income (loss) attributable to Surgery Partners, Inc.	12.2	(21.0)
Less: Amounts attributable to participating securities	—	(10.3)
Net income (loss) attributable to common stockholders	$12.2	$(31.3)

Net income (loss) per share attributable to common stockholders
Basic	$0.14	$(0.57)
Diluted (1)	$0.14	$(0.57)
Weighted average common shares outstanding
Basic	87,995	54,773
Diluted (1)	90,272	54,773
(1) The impact of potentially dilutive securities for the three months ended March 31, 2021 was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2022	2021

Net income	$42.8	$10.8
Other comprehensive income, net of tax:
Derivative activity	56.8	6.4
Comprehensive income	99.6	17.2
Less: Comprehensive income attributable to non-controlling interests	(30.6)	(31.8)
Comprehensive income (loss) attributable to Surgery Partners, Inc.	$69.0	$(14.6)

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2020	50,462	$0.5	$607.9	$(61.0)	$(431.8)	$766.5	$882.1
Net (loss) income	—	—	—	—	(21.0)	21.1	0.1
Equity-based compensation	812	—	(2.8)	—	—	—	(2.8)
Preferred dividends	—	—	(10.3)	—	—	—	(10.3)
Equity offering	8,625	0.1	248.2	—	—	—	248.3
Other comprehensive income	—	—	—	6.4	—	—	6.4
Acquisition and disposal of shares of non-controlling interests, net	—	—	0.3	—	—	2.0	2.3
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(20.8)	(20.8)
Balance at March 31, 2021	59,899	$0.6	$843.3	$(54.6)	$(452.8)	$768.8	$1,105.3

Balance at December 31, 2021	89,333	$0.9	$1,622.3	$(31.5)	$(502.7)	$880.6	$1,969.6
Net income	—	—	—	—	12.2	20.0	32.2
Equity-based compensation	572	—	7.7	—	—	—	7.7
Other comprehensive income	—	—	—	56.8	—	—	56.8
Acquisition and disposal of shares of non-controlling interests, net	—	—	(4.8)	—	—	(24.3)	(29.1)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(24.6)	(24.6)
Balance at March 31, 2022	89,905	$0.9	$1,625.2	$25.3	$(490.5)	$851.7	$2,012.6

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$42.8	$10.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.4	25.7
Non-cash interest expense, net	6.1	1.6
Equity-based compensation expense	3.7	5.2
Gain on disposals and deconsolidations, net	(0.1)	(0.9)
Deferred income taxes	1.0	(0.1)
Equity in earnings of unconsolidated affiliates, net of distributions received	(0.9)	(0.2)
Non-cash lease expense	8.6	9.8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	2.0	3.9
Medicare accelerated payments and deferred governmental grants	(18.0)	(7.2)
Other operating assets and liabilities	7.2	1.6
Net cash provided by operating activities	79.8	50.2

Cash flows from investing activities:
Purchases of property and equipment	(18.2)	(14.5)
Payments for acquisitions, net of cash acquired	(31.1)	(2.1)
Proceeds from disposals of facilities and other assets	—	2.3
Proceeds from sales of equity investments	11.5	—
Other investing activities	(9.3)	—
Net cash used in investing activities	(47.1)	(14.3)

Cash flows from financing activities:
Principal payments on long-term debt	(17.0)	(16.6)
Borrowings of long-term debt	11.9	0.6
Payments of debt issuance costs	—	(1.1)
Proceeds from equity offering	—	260.9
Payments of equity offering costs	—	(12.6)
Payment of preferred dividends	—	(5.1)
Distributions to non-controlling interest holders	(36.2)	(31.3)
(Payments) receipts related to ownership transactions with non-controlling interest holders	(3.1)	1.0
Other financing activities	0.7	(8.0)
Net cash (used in) provided by financing activities	(43.7)	187.8
Net (decrease) increase in cash and cash equivalents	(11.0)	223.7
Cash and cash equivalents at beginning of period	389.9	318.2
Cash and cash equivalents at end of period	$378.9	$541.9
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
As of March 31, 2022, the Company owned or operated a portfolio of 127 surgical facilities, comprised of 109 ASCs and 18 surgical hospitals in 31 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 85 of the surgical facilities and consolidated 108 of the facilities for financial reporting purposes.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K").
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
COVID-19 Pandemic
The COVID-19 pandemic has significantly affected the Company's facilities, employees, patients, communities, business operations and financial performance, as well as the United States economy and financial markets. The impact of the COVID-19 pandemic on the Company's surgical facilities varies based on the market in which the facility operates, the type of surgical facility and the procedures that are typically performed. The Company cannot provide any certainty regarding the length and severity of the impact of the COVID-19 pandemic on its business operations and financial performance. As a result of the COVID-19 pandemic, the Company has implemented new clinical safety measures to provide a safe environment for its patients, surgeons and employees.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law to provide stimulus funding for the United States economy. As part of the CARES Act, the United States government announced that it would offer relief to eligible health care providers, including distribution of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse. The Company has received approximately $87 million of the grant funds distributed under the CARES Act and other governmental assistance programs, including approximately $1 million during the three months ended March 31, 2022. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds will be used for COVID-19 related healthcare expenses or lost revenues.
The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met considers, among other things, the CARES Act, the COVID-19 Economic Relief Bill, enacted on December 27, 2020, and all frequently asked questions and other interpretive guidance issued by the United States Department of Health and Human Services ("HHS"), including in the Provider Relief Fund Reporting Portal and associated user guides. This guidance sets forth the allowable methods for quantifying

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
eligible healthcare related expenses and lost revenues. Only healthcare related expenses attributable to COVID-19 that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. Based on guidance, the Company estimates approximately $1.2 million and $15.1 million of grant funds received qualified for recognition as a reduction in operating expenses for the three months ended March 31, 2022 and 2021, respectively.
Amounts received, but not recognized as a reduction to operating expenses, are reflected as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets as of both March 31, 2022 and December 31, 2021. Any unrecognized amounts may be recognized as a reduction in operating expenses in subsequent periods if the underlying conditions for recognition are met. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in the Company’s inability to recognize certain payments, changes in the estimate of amounts recognized, or the derecognition of amounts previously recognized, which may be material.
As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program, which allowed for most providers and suppliers, including the Company’s surgical hospitals and ASCs to request an advance payment of anticipated Medicare revenues. The Company received approximately $120 million of accelerated payments during the year ended December 31, 2020. The payments received were deferred and included in the condensed consolidated balance sheets. During the three months ended March 31, 2022, approximately $18 million has been repaid in accordance with the terms of the program. These repayments are included as a component of the change in Medicare accelerated payments and deferred government grants in the condensed consolidated statements of cash flows. Under these terms, repayment started one year after the initial funding by offsetting 25% of new claims paid by CMS. After 11 months of repayment at this level, the repayments will increase to 50% of new claims paid by CMS for a period of six months. Any outstanding amounts due at the end of the repayment period are subject to interest at a rate of 4%. As of March 31, 2022 and December 31, 2021, the remaining deferred accelerated payments was approximately $42 million and $60 million, respectively, which was included as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets. The Company does not expect to receive additional Medicare accelerated payments.
The CARES Act also provided for the deferral of the Company's portion of social security payroll taxes during 2020. Under the CARES Act, half of the deferred amount was paid in December 2021 and the remaining portion will be paid in December 2022. As of both March 31, 2022 and December 31, 2021, the Company had deferred approximately $8.5 million, which was included as a component of accrued payroll and benefits in the condensed consolidated balance sheets.
The Company is continuing to closely monitor legislative actions and regulatory guidance at the federal, state and local levels with respect to the CARES Act as other governmental assistance might become available to the Company.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of March 31, 2022, the Company's consolidated VIEs include six surgical facilities and five physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 were $71.4 million and $48.1 million, respectively, and the total liabilities of the consolidated VIEs were $46.7 million and $20.1 million, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Senior secured term loan	$1,527.0	$1,530.7	$1,504.1	$1,530.7
6.750% senior unsecured notes due 2025	$370.0	$370.0	$367.2	$371.9
10.000% senior unsecured notes due 2027	$545.0	$545.0	$570.2	$577.0
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
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended March 31,
	2022	2021
Patient service revenues:
Surgical facilities revenues	95.7%	95.5%
Ancillary services revenues	2.9%	3.2%
Total patient service revenues	98.6%	98.7%
Other service revenues	1.4%	1.3%
Total revenues	100.0%	100.0%
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$300.2	51.1%	$246.1	48.7%
Government	249.0	42.4%	226.4	44.8%
Self-pay	16.8	2.9%	13.2	2.6%
Other (1)	21.7	3.6%	20.0	3.9%
Total patient service revenues	587.7	100.0%	505.7	100.0%
Other service revenues	8.5		6.7
Total revenues	$596.2		$512.4
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
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions and dispositions for the three months ended March 31, 2022 is included in Note 2. "Acquisitions and Disposals."

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity related to goodwill for the three months ended March 31, 2022 is as follows (in millions):

Balance at December 31, 2021	$3,911.8
Acquisitions, including post acquisition adjustments	43.4
Disposals and deconsolidations	(29.4)
Balance at March 31, 2022	$3,925.8
A detailed evaluation of potential impairment indicators was performed as of March 31, 2022, which specifically considered the ongoing impact of the COVID-19 pandemic. On the basis of available evidence as of March 31, 2022, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.
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
A summary of activity related to non-controlling interests—redeemable is as follows (in millions):

	Three Months Ended March 31,
	2022	2021

Balance at beginning of period	$330.2	$306.8
Net income attributable to non-controlling interests—redeemable	10.6	10.7
Acquisition of shares of non-controlling interests, net—redeemable	12.3	1.2
Distributions to non-controlling interest—redeemable holders	(11.6)	(10.5)
Balance at end of period	$341.5	$308.2
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company's effective tax rate was 2.9% for the three months ended March 31, 2022 compared to 1.8% for the three months ended March 31, 2021. For the three months ended March 31, 2022, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (a) $4.6 million related to the vesting of restricted stock awards, (b) $1.8 million attributable to non-recurring earnings’ impact on the Company’s valuation allowance, and (c) $1.0 million related to entity divestitures. For the three months ended March 31, 2021, the effective tax rate differed from 21% due to tax benefits of $2.2 million related to the vesting of restricted stock awards. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
2. Acquisitions and Disposals
During the three months ended March 31, 2022, the Company acquired a controlling interest in two surgical facilities, one of which was merged into an existing surgical facility, for aggregate cash consideration of $31.1 million, net of cash acquired, and non-cash consideration of $2.6 million. The cash consideration was funded through available resources and the non-cash consideration consisted of a non-controlling interest in one of the Company's existing surgical facilities. The total consideration was allocated to the assets acquired and liabilities assumed based upon the respective acquisition date fair values. The aggregate amounts preliminarily recognized for each major class of assets acquired and liabilities assumed for the acquisitions are as follows (in millions):

Total consideration	$34.7
Fair value of non-controlling interests	10.6
Aggregate acquisition date fair value	$45.3
Net assets acquired:
Current assets	$5.3
Property and equipment	1.9
Goodwill	42.7
Right-of-use operating lease assets	20.7
Current liabilities	(5.5)
Right-of-use operating lease liabilities	(19.8)
Aggregate acquisition date fair value	$45.3
The fair values assigned to certain assets acquired and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. During the three months ended March 31, 2022, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2021. The goodwill acquired was allocated to the Company's Surgical Facility services reportable segment. The results of operations of the acquisitions were included in the Company’s results of operations beginning on the dates of acquisition and were not considered significant for the three months ended March 31, 2022.
Disposals and Deconsolidations
During the three months ended March 31, 2022, the Company sold its interests in a surgical facility, which was previously accounted for as an equity method investment, for net cash proceeds of $11.5 million, and recognized a pre-tax loss of $0.4 million included in loss on disposals and deconsolidations, net in the condensed consolidated statements of operations for the three months ended March 31, 2022.
During the three months ended March 31, 2022, the Company contributed its interests in two surgical facilities as non-cash consideration for non-controlling interests in two new separate entities. As a result of these transactions, the Company lost control of the previously controlled surgical facilities but retains a non-controlling interest in each, resulting in the deconsolidation of the previously consolidated entities. The remaining non-controlling interests were accounted for as equity method investments, and initially measured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data, to measure the fair value of the retained non-controlling interests. The fair value determination was based on a combination of multiple valuation methods, which included discounted cash flow and market value approach, which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. The preliminary fair value of the investments of $9.8 million was recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets. Further,

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
based on the preliminary valuation, the transactions resulted in a pretax net loss on deconsolidations of $5.6 million, which is included in gain on disposals and deconsolidations, net, in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2022. The gains were determined based on the difference between the fair value of the Company's retained interests in the entities and the carrying values of both the tangible and intangible assets of the entities immediately prior to the transactions.
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	March 31, 2022	December 31, 2021

Senior secured term loan (1)	$1,527.0	$1,530.7
6.750% senior unsecured notes due 2025	370.0	370.0
10.000% senior unsecured notes due 2027	545.0	545.0
Notes payable and other secured loans	159.3	145.0
Finance lease obligations	507.7	364.6
Less: unamortized debt issuance costs and discounts	(15.8)	(16.5)
Total debt	3,093.2	2,938.8
Less: Current maturities	68.0	60.4
Total long-term debt	$3,025.2	$2,878.4
(1)Includes unamortized fair value discount of $2.8 million and $3.0 million as of March 31, 2022 and December 31, 2021, respectively.
The increase in finance lease obligations is a result of the modification of certain existing facility real estate leases that were previously classified as operating leases. See Note 4. "Leases" for further discussion.
Revolving Credit Facility
As of March 31, 2022, the Company's availability on its revolving credit facility (the "Revolver") was $203.0 million (including outstanding letters of credit of $7.0 million). There were no outstanding borrowings under the Revolver as of both March 31, 2022 and December 31, 2021.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Leases
The Company's operating leases are primarily for real estate, including medical office buildings, and corporate and other administrative offices. The Company's finance leases are primarily for medical equipment and information technology and telecommunications assets.
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheets (in millions):

	Classification in Consolidated Balance Sheets	March 31, 2022	December 31, 2021

Assets:
Operating lease assets	Right-of-use operating lease assets	$277.4	$324.1
Finance lease assets	Property and equipment, net of accumulated depreciation	467.6	329.6
Total leased assets		$745.0	$653.7

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$35.2	$40.1
Long-term	Right-of-use operating lease liabilities	272.1	315.6
Total operating lease liabilities		307.3	355.7
Finance lease liabilities:
Current	Current maturities of long-term debt	22.9	19.0
Long-term	Long-term debt, less current maturities	484.8	345.6
Total finance lease liabilities		507.7	364.6
Total lease liabilities		$815.0	$720.3
During the three months ended March 31, 2022, the Company extended certain existing facility real estate leases, resulting in the reclassification of the leases from operating to finance. The modifications resulted in an increase to finance lease liabilities and assets of $146.5 million and $145.0 million, respectively, including the reclassification of existing operating lease liabilities and assets of $60.8 million and $59.3 million, respectively.
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statement of operations (in millions):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$16.1	$18.6
Finance lease costs:
Amortization of leased assets	9.2	7.1
Interest on lease liabilities	9.9	6.3
Total finance lease costs	19.1	13.4
Variable and short-term lease costs	4.4	5.2
Total lease costs	$39.6	$37.2

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents supplemental cash flow information (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15.6	$18.2
Operating cash outflows from finance leases	$9.8	$5.7
Financing cash outflows from finance leases	$6.0	$5.0

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22.0	$6.3
Finance leases	$89.3	$1.4
5. Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. During 2022 and 2021, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $12.0 million will be reclassified as an increase to interest expense.
As of March 31, 2022, the Company had nine interest rate swaps with a total net hedged notional amount of $1.2 billion and two interest rate caps with a total hedged notional amount of $329.8 million. Of the nine interest rate swaps, three are pay-fixed, receive 1-Month LIBOR (subject to a minimum of 0.75%) interest rate swaps designated in cash flow hedging relationships with a total notional amount of $1.2 billion and a termination date of March 31, 2025. The remaining six interest rate swaps are undesignated and consist of three pay-fixed, receive 1-Month LIBOR (subject to a minimum of 1.00%) interest rate swaps and three pay 1-Month LIBOR (subject to a minimum of 1.00%), receive-fixed interest rate swaps with a termination date of November 30, 2023. The pay-floating, receive-fixed swaps are designed to economically offset the undesignated pay-fixed, receive-floating swaps. The interest rate caps each have a termination date of March 31, 2025.
The pay-fixed, receive floating interest rate swaps did not meet the requirements to be considered derivatives in their entirety as a result of the financing component. Accordingly, the swaps are considered hybrid instruments, consisting of a financing element treated as a debt instrument and an embedded at-market derivative that was designated as a cash flow hedge.
Within the Company’s condensed consolidated balance sheets, the financing elements treated as debt instruments described above are carried at amortized cost and the embedded at-market derivatives and the undesignated swaps are recorded at fair value. The cash flows related to the portion treated as debt are classified as financing activities in the condensed consolidated statements of cash flows while the portion treated as an at-market derivative are classified as operating activities. Cash settlements related to the undesignated swaps will offset and are classified as operating activities in the condensed consolidated cash flows. Within the Company’s condensed consolidated balance sheets, the interest rate caps are recorded at fair value. The cash flows related to the interest rate caps are classified as operating activities in the condensed consolidated statements of cash flows.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		March 31, 2022		December 31, 2021
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	164.9	Active	166.8	Active	March 31, 2025
Interest rate cap	September 30, 2021	164.9	Active	166.8	Active	March 31, 2025
Pay-fixed swap	November 30, 2018	165.0	Active	165.0	Active	November 30, 2023
Pay-fixed swap	November 30, 2018	120.0	Active	120.0	Active	November 30, 2023
Pay-fixed swap	June 28, 2019	150.0	Active	150.0	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(165.0)	Active	(165.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(120.0)	Active	(120.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(150.0)	Active	(150.0)	Active	November 30, 2023
		$1,529.8		$1,533.6
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
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

		March 31, 2022		December 31, 2021
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments
Interest rate swaps	Other long-term assets	$4.7	$—	$12.5	$—
Interest rate swaps	Other long-term liabilities	—	4.6	—	12.4

Derivatives in cash flow hedging relationships
Interest rate caps	Other long-term assets	11.1	—	2.9	—
Interest rate swaps	Other long-term assets	51.4	—	8.2	—
Interest rate swaps	Other long-term liabilities (1)	—	42.4	—	45.8
Total		$67.2	$47.0	$23.6	$58.2
(1)The balance as of March 31, 2022 and December 31, 2021 is related to the financing component of the pay-fixed, receive floating interest rate swaps.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statement of operations (in millions):

		Three Months Ended March 31,
	Location	2022	2021
Derivatives not designated as hedging instruments
Loss recognized in income	Other income, net	$(0.1)	$—

Derivatives in cash flow hedging relationships
Gain recognized in OCI (effective portion)		$(50.4)	$(0.9)
Loss reclassified from accumulated OCI into income (effective portion) (1)	Interest expense, net	$6.4	$5.5
(1)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $5.3 million for the three months ended March 31, 2022 with no related amortization for the three months ended March 31, 2021.

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
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to Surgery Partners, Inc.	$12.2	$(21.0)
Less: amounts allocated to participating securities (1)	—	(10.3)
Net income (loss) attributable to common stockholders	$12.2	$(31.3)

Denominator:
Weighted average shares outstanding- basic	87,995	54,773
Weighted average shares outstanding- diluted (2)	90,272	54,773

Income (loss) per share:
Basic	$0.14	$(0.57)
Diluted (2)	$0.14	$(0.57)

Dilutive securities outstanding not included in the computation of income (loss) per share as their effect is antidilutive:
Stock options	1,634	1,728
Restricted shares	643	1,410
(1)Includes dividends accrued for the Series A Preferred Stock for the three months ended March 31, 2021. The Series A Preferred Stock did not participate in undistributed losses and was converted to common stock during the second quarter of 2021. There were no participating securities for the three months ended March 31, 2022.
(2)The impact of potentially dilutive securities for the three months ended March 31, 2021, was not considered because the effect would be anti-dilutive.
7. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	March 31, 2022	December 31, 2021

Right-of-use operating lease liabilities	$35.2	$40.1
Interest payable	36.0	29.2
Amounts due to patients and payors	32.7	26.0
Cost report liabilities	22.5	26.4
Tax receivable agreement liability	20.2	19.7
Accrued expenses and other	74.5	68.6
Total	$221.1	$210.0
8. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation liability insurance in excess of self-insured retentions through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of March 31, 2022 and December 31, 2021 were $18.9 million and $19.8 million, respectively. Expected insurance recoveries of $8.7 million as of both March 31, 2022 and December 31, 2021, are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.
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
Stockholder Litigation
On December 4, 2017, a purported Company stockholder filed an action in the Delaware Court of Chancery (the "Delaware Action"). That action is captioned Witmer v. H.I.G. Capital, L.L.C., et al., C.A. No. 2017-0862. The plaintiff in the Delaware Action asserted claims against (i) certain current and former members of the Company’s Board of Directors (together, the "Directors"); (ii) H.I.G. Capital, LLC and certain of its affiliates (collectively, "H.I.G."); and (iii) Bain Capital Private Equity, L.P. and certain of its affiliates (collectively, "Bain Capital" and, together with the Directors and H.I.G., the "Defendants"). The parties to the Delaware Action negotiated a final stipulation of settlement (the “Settlement Stipulation”), which governs the terms of the settlement of the Delaware Action, and which they filed with the Court of Chancery on November 22, 2021. On February 11, 2022, the Court of Chancery approved the settlement of the Delaware Action as memorialized in the Settlement Stipulation. That decision became final and non-appealable on March 14, 2022. The case is now closed. Pursuant to the settlement, the Company received $32.8 million in March 2022, which was included in litigation settlement in the condensed consolidated statements of operations for the three months ended March 31, 2022.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA was approximately $22.0 million as of both March 31, 2022 and December 31, 2021. As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $20.2 million and $19.7 million as of March 31, 2022 and December 31, 2021, respectively, and is included as a component of other current liabilities in the condensed consolidated balance sheets.
9. Segment Reporting
The Company currently operates in two major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities and the operation of ancillary services. The Surgical Facility Services segment consists of the operation of ASCs, surgical hospitals and anesthesia services. The Ancillary Services segment consists of multi-specialty physician practices. The "All other" line item primarily consists of the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended March 31,
	2022	2021
Revenues:
Surgical Facility Services	$578.8	$495.8
Ancillary Services	17.4	16.6
Total	$596.2	$512.4

Adjusted EBITDA:
Surgical Facility Services	$101.0	$95.0
Ancillary Services	0.1	(0.9)
All other	(24.0)	(21.2)
Total	$77.1	$72.9

Reconciliation of Adjusted EBITDA:
Income before income taxes	$44.1	$11.0

Net income attributable to non-controlling interests	(30.6)	(31.8)
Depreciation and amortization	27.4	25.7
Interest expense, net	56.3	53.3
Equity-based compensation expense	3.7	5.2
Transaction, integration and acquisition costs (1)	7.1	9.4
Gain on disposals and deconsolidations, net	(0.1)	(0.9)
(Gain) loss on litigation settlement and other litigation costs (2)	(30.8)	1.0
Adjusted EBITDA	$77.1	$72.9
(1)This amount includes transaction and integration costs of $7.1 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $4.1 million for the three months ended March 31, 2021.
(2)This amount includes other litigation costs of $2.0 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. This amount also includes gain on litigation settlement of $32.8 million for the three months ended March 31, 2022, with no comparable activity in the 2021 period.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2022	December 31, 2021
Assets:
Surgical Facility Services	$5,651.4	$5,552.8
Ancillary Services	44.6	47.5
All other	593.5	517.3
Total assets	$6,289.5	$6,117.6

	Three Months Ended March 31,
	2022	2021
Cash purchases of property and equipment:
Surgical Facility Services	$17.7	$14.2
Ancillary Services	0.2	0.1
All other	0.3	0.2
Total cash purchases of property and equipment	$18.2	$14.5
10. Subsequent Events
In April 2022, the Company acquired non-controlling interests in three surgical facilities and four in-development de novo surgical facilities for a combined purchase price of $48.6 million. The non-controlling interests will be accounted for as equity method investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our 2021 Annual Report on Form 10-K. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Partners, Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term “employees” refers to employees of affiliates of Surgery Partners, Inc.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations. The words "projections," "believe," "continue," "drive," "estimate," "expect," "intend," "may," "plan," "will," "could," "would" and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, the effects of the ongoing COVID-19 pandemic in the United States and the regions in which we operate; the impact to the state and local economies of restrictive orders, vaccine and other mandates and the pandemic generally; our ability to respond nimbly to challenging economic conditions; the unpredictability of our case volume in the current environment; our ability to preserve or raise sufficient funds to continue operations throughout this period of uncertainty; the impact of our cost-cutting measures on our future performance; our ability to cause distributions from our subsidiaries; the responsiveness of our payors, including Medicaid and Medicare, to the challenging operating conditions, including their willingness and ability to continue paying in a timely manner and to advance payments in a timely manner, if at all; the impact of COVID-19 related stimulus programs, including the CARES Act, and uncertainty in how these programs may be administered, monitored and modified in the future; our ability to execute on our operational and strategic initiatives; the timing and impact of our portfolio optimization efforts; our ability to continue to improve same-facility volume and revenue growth on the timeline anticipated, if at all; our ability to successfully integrate acquisitions; the anticipated impact and timing of our ongoing efficiency efforts; the impact of adverse weather conditions and other events outside of our control; and the risks and uncertainties set forth under the heading "Risk Factors" in our 2021 Annual Report on Form 10-K and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
Total revenues for the first quarter of 2022 increased 16.4% to $596.2 million from $512.4 million for the first quarter of 2021. Days adjusted same-facility revenues for the first quarter of 2022 increased 8.2% from the same period last year, with a 1.7% increase in revenue per case and a 6.3% increase in same-facility cases. For the first quarter of 2022, the Company’s net income attributable to common stockholders and Adjusted EBITDA was $12.2 million and $77.1 million, respectively. For the first quarter of 2021, the Company’s net loss attributable to common stockholders and Adjusted EBITDA was $31.3 million and $72.9 million, respectively. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Measures."
We had cash and cash equivalents of $378.9 million and $203.0 million of borrowing capacity under our revolving credit facility at March 31, 2022. Operating cash inflows were $79.8 million in the first quarter of 2022, an increase of $29.6 million compared to the prior-year period. Net operating cash flows, including operating cash flows less distributions to non-controlling interests, were an inflow of $43.6 million and $18.9 million for the first quarter of 2022 and 2021, respectively. The increase in operating cash flows and net operating cash flows compared to the same period in 2021 is primarily due to proceeds received in the first quarter of 2022 from the settlement of a stockholder litigation matter.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Patient service revenues:
Surgical facilities revenues	95.7%	95.5%
Ancillary services revenues	2.9%	3.2%
Total patient service revenues	98.6%	98.7%
Other service revenues	1.4%	1.3%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended March 31,
	2022	2021

Private insurance payors	51.1%	48.7%
Government payors	42.4%	44.8%
Self-pay payors	2.9%	2.6%
Other payors (1)	3.6%	3.9%
Total	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Orthopedic and pain management	36.8%	37.5%
Ophthalmology	24.6%	25.4%
Gastrointestinal	22.7%	21.4%
General surgery	3.0%	3.0%
Other	12.9%	12.7%
Total	100.0%	100.0%

Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2021 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2021.
Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table summarizes certain results from the statements of operations for the three months ended March 31, 2022 and 2021 (dollars in millions):

	Three Months Ended March 31,
	2022	2021

Revenues	$596.2	$512.4
Operating expenses:
Cost of revenues	471.4	408.9
General and administrative expenses	29.5	26.8
Depreciation and amortization	27.4	25.7
Transaction and integration costs	7.1	5.3
Grant funds	(1.2)	(15.1)
Gain on disposals and deconsolidations, net	(0.1)	(0.9)
Income from equity investments	(3.1)	(2.6)
Litigation settlement	(32.8)	—
Other income	(2.4)	—
	495.8	448.1
Operating income	100.4	64.3
Interest expense, net	(56.3)	(53.3)
Income before income taxes	44.1	11.0
Income tax expense	(1.3)	(0.2)
Net income	42.8	10.8
Less: Net income attributable to non-controlling interests	(30.6)	(31.8)
Net income (loss) attributable to Surgery Partners, Inc.	$12.2	$(21.0)
Overview. During the three months ended March 31, 2022, our revenues increased 16.4% to $596.2 million compared to $512.4 million for the three months ended March 31, 2021. Net income attributable to Surgery Partners, Inc. was $12.2 million for the 2022 period, compared to a net loss of $21.0 million for the 2021 period. The increase in revenues was primarily attributable to increases in surgical case volumes and acquisitions completed since the prior-year period.
Revenues. Revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows (dollars in millions):

	Three Months Ended March 31,
	2022	2021

Patient service revenues	$587.7	$505.7
Other service revenues	8.5	6.7
Total revenues	$596.2	$512.4
Patient service revenues increased 16.2% to $587.7 million for the three months ended March 31, 2022 compared to $505.7 million for the three months ended March 31, 2021. The increase of 16.2% was driven by a 6.3% increase in days adjusted same-facility case volume, a 1.7% increase in same-facility revenue per case and acquisitions completed since the prior-year period.
Cost of Revenues. Cost of revenues were $471.4 million for the three months ended March 31, 2022 compared to $408.9 million for the three months ended March 31, 2021. The increase was primarily driven by continued case count recovery and acquisitions completed since the prior-year period. As a percentage of revenues, cost of revenues decreased to 79.1% for the 2022 period compared to 79.8% for the 2021 period.
General and Administrative Expenses. General and administrative expenses were $29.5 million for the three months ended March 31, 2022 compared to $26.8 million for the three months ended March 31, 2021. As a percentage of revenues, general and administrative expenses decreased to 4.9% for the 2022 period compared to 5.2% for the 2021 period.
Depreciation and Amortization. Depreciation and amortization was $27.4 million and $25.7 million for the three months ended March 31, 2022 and 2021, respectively. As a percentage of revenues, depreciation and amortization expenses decreased to 4.6% for the 2022 period compared to 5.0% for the 2021 period.
Transaction and Integration Costs. We incurred $7.1 million of transaction and integration costs for the three months ended March 31, 2022 compared to $5.3 million for the three months ended March 31, 2021. The increase primarily relates to costs for ongoing development initiatives and the integration of acquisitions we completed in 2022 and 2021.
Grant Funds. During the three months ended March 31, 2022, the Company received approximately $1 million of additional grants from HHS. Based on guidance from HHS and other authorities, the Company updated its estimate of the amount of grant funds received that qualified for recognition, resulting in the recognition of $1.2 million during the three months ended March 31, 2022. Grant funds recognized in the three months ended March 31, 2021 were $15.1 million. For further discussion, see Note 1. "Organization and Summary of Accounting Polices - COVID-19 Pandemic" to our condensed consolidated financial statements included elsewhere in this report.
Litigation Settlement. Gain on litigation settlement was $32.8 million for the three months ended March 31, 2022, related to the resolution of the stockholder litigation matter, as discussed in Note 9. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report. There was no comparable activity for the 2021 period.
Interest Expense, Net. Interest expense, net, increased to $56.3 million for the three months ended March 31, 2022 compared to $53.3 million for the three months ended March 31, 2021. As a percentage of revenues, interest expense, net decreased to 9.4% for the 2022 period compared to 10.4% for the 2021 period.
Income Tax Expense.  The income tax expense was $1.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was 2.9% for the three months ended March 31, 2022 compared to 1.8% for the three months ended March 31, 2021. For the three months ended March 31, 2022, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (a) $4.6 million related to the vesting of restricted stock awards, (b) $1.8 million attributable to non-recurring earnings’ impact on the Company’s valuation allowance, and (c) $1.0 million related to entity divestitures. For the three months ended March 31, 2021, the effective tax rate differed from 21% due to tax benefits of $2.2 million related to the vesting of restricted stock awards. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $30.6 million for the three months ended March 31, 2022 compared to $31.8 million for the three months ended March 31, 2021. As a percentage of revenues, net income attributable to non-controlling interests was 5.1% for the 2022 period and 6.2% for the 2021 period.
Liquidity and Capital Resources
Operating Activities
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. During the three months ended March 31, 2022, our cash flow provided by operating activities was $79.8 million compared to $50.2 million in the three months ended March 31, 2021. The increase is primarily due to settlement proceeds related to the resolution of a stockholder litigation matter.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022, was $47.1 million, which included $18.2 million related to purchases of property and equipment. We paid $31.1 million in cash for acquisitions (net of cash acquired), which included controlling interests in two surgical facilities, one of which was merged into an existing surgical facility. Additionally, we received cash proceeds of $11.5 million related to the sale of interests in a surgical facility, which was previously accounted for as an equity method investment.
Net cash used in investing activities during the three months ended March 31, 2021, was $14.3 million, which included $14.5 million related to purchases of property and equipment. We paid $2.1 million in cash for acquisitions (net of cash acquired), which included controlling interests in two surgical facilities in existing markets that were merged into existing facilities. Additionally, we received cash proceeds of $2.3 million related to the disposal of certain long-lived assets.

Financing Activities
Net cash used in financing activities during the three months ended March 31, 2022 was $43.7 million. During this period, we made distributions to non-controlling interest holders of $36.2 million and made payments related to ownership transactions with consolidated affiliates of $3.1 million. We repaid $17.0 million of our long-term debt and had borrowings on long-term debt of $11.9 million.
Net cash provided by financing activities during the three months ended March 31, 2021 was $187.8 million. During this period, we received gross proceeds of $260.9 million from an equity offering which was partially offset by equity offering costs paid of $12.6 million. We made distributions to non-controlling interest holders of $31.3 million and received proceeds related to ownership transactions with consolidated affiliates of $1.0 million. We repaid $16.6 million of our long-term debt, which was offset by borrowings of $0.6 million. We also paid a cash dividend of $5.1 million related to the Series A preferred stock.
Debt
As of March 31, 2022, the carrying value of our total indebtedness was $3.093 billion, which includes unamortized fair value discount of $2.8 million and unamortized deferred financing costs and issuance discount of $15.8 million.
Term Loan and Revolving Credit Facility
As of March 31, 2022, we had term loan borrowings with a carrying value of $1.527 billion, consisting of outstanding aggregate principal of $1.530 billion and unamortized fair value discount of $2.8 million (the "Term Loan"). The Term Loan matures on August 31, 2026 (or, if at least $185 million of the Borrower’s 6.750% senior unsecured notes due 2025 shall have not either been repaid, repurchased or redeemed or refinanced with indebtedness having a maturity date not earlier than 91 days after August 31, 2026 by no later than April 1, 2025, then April 1, 2025) and amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount.
We have a revolving credit facility providing for revolving borrowings of up to $210.0 million ("the Revolver" and, together with the Term Loan, the "Senior Secured Credit Facilities"). The Revolver will mature on February 1, 2026. As of March 31, 2022, our availability on the Revolver was $203.0 million (including outstanding letters of credit of $7.0 million).
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
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $159.3 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $507.7 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
Material Cash Requirements
In addition to the cash requirements related to our long-term debt, operating lease obligations and the tax receivable agreement, pursuant to the CARES Act, repayment of certain advanced payments and other deferrals received as part of relief during 2020 will continue during 2022.
We received approximately $120 million of accelerated payments during the year ended December 31, 2020. Through March 31, 2022, approximately $78 million has been repaid including approximately $18 million during the three months ended March 31, 2022. In addition to the continued repayment of the advanced payments received under the CARES Act, we anticipate additional cash outflows during 2022 for the repayment of the remaining payroll taxes deferred in 2020 pursuant to the CARES Act. See Note 1. "Organization and Summary of Accounting Policies" for a further discussion of the accelerated payments and payroll tax deferral.
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
Although we have seen continued improvement in surgical case volumes as states re-opened and allowed for non-emergent procedures, broad economic factors resulting from the ongoing COVID-19 pandemic could negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA excluding grant funds to income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended March 31,
	2022	2021
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$44.1	$11.0
Plus (minus):
Net income attributable to non-controlling interests	(30.6)	(31.8)
Depreciation and amortization	27.4	25.7
Interest expense, net	56.3	53.3
Equity-based compensation expense	3.7	5.2
Transaction, integration and acquisition costs (1)	7.1	9.4
Gain on disposals and deconsolidations, net	(0.1)	(0.9)
(Gain) loss on litigation settlement and other litigation costs (2)	(30.8)	1.0
Adjusted EBITDA	$77.1	$72.9
Less: Impact of grant funds (3)	(1.0)	(10.7)
Adjusted EBITDA excluding grant funds	$76.1	$62.2
(1)This amount includes transaction and integration costs of $7.1 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively. This amount further includes start-up costs related to a de novo surgical hospital of $4.1 million for the three months ended March 31, 2021.
(2)This amount includes other litigation costs of $2.0 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. This amount also includes a litigation settlement gain of $32.8 million for the three months ended March 31, 2022, with no comparable activity in the 2021 period.
(3)Represents the impact of grant funds recognized, net of amounts attributable to non-controlling interests.
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
The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended March 31, 2022

Cash flows from operating activities	$116.7
Plus (minus):
Non-cash interest expense, net	(26.5)
Non-cash lease expense	(37.9)
Deferred income taxes	(10.0)
Equity in earnings of unconsolidated affiliates, net of distributions received	0.5
Changes in operating assets and liabilities, net of acquisitions and divestitures	188.4
Income tax expense	11.6
Net income attributable to non-controlling interests	(140.4)
Interest expense, net	224.0
Transaction, integration and acquisition costs	43.8
Litigation settlement and other litigation costs	(26.2)
Hurricane-related impacts (1)	(0.2)
Acquisitions and synergies (2)	71.8
Credit Agreement EBITDA	$415.6
(1)Reflects the impact of insurance proceeds received net of operating losses incurred in the six months ended December 31, 2021, at a surgical facility that was closed following Hurricane Ida.
(2)Represents impact of acquisitions as if each acquisition had occurred on April 1, 2021. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at March 31, 2022, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Stockholder Litigation. Please refer to the disclosure in Note 8. "Commitments and Contingencies - Stockholder Litigation" to our condensed consolidated financial statements included elsewhere in this report, which is incorporated into this item by reference.
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
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of common stock during the three months ended March 31, 2022. At March 31, 2022, the Company continued to have authority to repurchase up to $46.0 million of shares of common stock under its Board-authorized share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

10.1	Amended and Restated Employment Agreement, effective as of March 11, 2022, between Surgery Partners, Inc. and Jennifer Baldock.
10.2	Amended and Restated Employment Agreement, effective as of March 8, 2022, between Surgery Partners, Inc. and Anthony W. Taparo.
10.3	Amended and Restated Employment Agreement, effective as of March 8, 2022, between Surgery Partners, Inc. and Bradley Owens.
10.4
Employment Agreement, dated January 7, 2022, by and between Surgery Partners, Inc. and David T. Doherty (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 10, 2022).

10.5
Retirement and Consulting Agreement, dated February 25, 2022, by and between Surgery Partners, Inc. and George M. Goodwin (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed March 1, 2022).

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ David T. Doherty David T. Doherty Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 3, 2022