Form 10-Q
period 2022-09-30
Surgery Partners, Inc.
filed 2022-11-08
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of November 1, 2022, there were 89,950,634 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$154.8	$389.9
Accounts receivable	422.3	430.2
Inventories	68.6	61.1
Prepaid expenses	36.0	25.6
Other current assets	56.6	39.3
Total current assets	738.3	946.1
Property and equipment, net of accumulated depreciation of $348.5 and $272.3, respectively	873.6	629.7
Goodwill and other intangible assets, net	4,186.5	3,955.5
Investments in and advances to affiliates	189.1	88.7
Right-of-use operating lease assets	277.0	324.1
Long-term deferred tax assets	102.9	114.4
Other long-term assets	169.1	59.1
Total assets	$6,536.5	$6,117.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$138.4	$124.9
Accrued payroll and benefits	69.3	77.1
Medicare accelerated payments and deferred governmental grants	7.9	64.4
Other current liabilities	291.8	210.0
Current maturities of long-term debt	116.9	60.4
Total current liabilities	624.3	536.8
Long-term debt, less current maturities	3,102.6	2,878.4
Right-of-use operating lease liabilities	269.8	315.6
Other long-term liabilities	95.6	87.0

Non-controlling interests—redeemable	338.8	330.2

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 89,956,181 and 89,332,557, respectively	0.9	0.9
Additional paid-in capital	1,623.1	1,622.3
Accumulated other comprehensive income (loss)	82.8	(31.5)
Retained deficit	(533.9)	(502.7)
Total Surgery Partners, Inc. stockholders' equity	1,172.9	1,089.0
Non-controlling interests—non-redeemable	932.5	880.6
Total stockholders' equity	2,105.4	1,969.6
Total liabilities and stockholders' equity	$6,536.5	$6,117.6

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$620.6	$559.2	$1,832.2	$1,614.9
Operating expenses:
Salaries and benefits	185.5	162.3	546.3	468.7
Supplies	173.2	160.1	518.3	464.9
Professional and medical fees	68.1	56.8	198.4	169.7
Lease expense	21.6	23.4	61.8	68.8
Other operating expenses	41.0	34.1	116.8	98.5
Cost of revenues	489.4	436.7	1,441.6	1,270.6
General and administrative expenses	17.9	25.5	73.5	76.8
Depreciation and amortization	29.8	25.2	85.2	76.1
Transaction and integration costs	12.5	10.2	27.8	24.7
Grant funds	(0.5)	—	(1.8)	(20.0)
Loss on disposals and deconsolidations, net	2.2	1.9	3.2	2.0
Equity in earnings of unconsolidated affiliates	(2.4)	(2.9)	(8.1)	(8.5)
Litigation settlement	—	—	(32.8)	—
(Gain) loss on debt extinguishment	—	(0.5)	—	9.1
Other income, net	(2.4)	(0.5)	(7.4)	(3.3)
	546.5	495.6	1,581.2	1,427.5
Operating income	74.1	63.6	251.0	187.4
Interest expense, net	(60.7)	(54.2)	(173.9)	(160.9)
Income before income taxes	13.4	9.4	77.1	26.5
Income tax (expense) benefit	(7.8)	(1.2)	(13.4)	1.3
Net income	5.6	8.2	63.7	27.8
Less: Net income attributable to non-controlling interests	(30.6)	(31.1)	(94.9)	(98.6)
Net loss attributable to Surgery Partners, Inc.	(25.0)	(22.9)	(31.2)	(70.8)
Less: Amounts attributable to participating securities	—	—	—	(10.3)
Net loss attributable to common stockholders	$(25.0)	$(22.9)	$(31.2)	$(81.1)

Net loss per share attributable to common stockholders
Basic	$(0.28)	$(0.28)	$(0.35)	$(1.19)
Diluted (1)	$(0.28)	$(0.28)	$(0.35)	$(1.19)
Weighted average common shares outstanding
Basic	88,907	80,726	88,604	68,350
Diluted (1)	88,907	80,726	88,604	68,350
(1) The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$5.6	$8.2	$63.7	$27.8
Other comprehensive income, net of tax:
Derivative activity	38.5	6.5	114.3	13.1
Comprehensive income	44.1	14.7	178.0	40.9
Less: Comprehensive income attributable to non-controlling interests	(30.6)	(31.1)	(94.9)	(98.6)
Comprehensive income (loss) attributable to Surgery Partners, Inc.	$13.5	$(16.4)	$83.1	$(57.7)

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2021	89,333	$0.9	$1,622.3	$(31.5)	$(502.7)	$880.6	$1,969.6
Net income	—	—	—	—	12.2	20.0	32.2
Equity-based compensation	572	—	7.7	—	—	—	7.7
Other comprehensive income	—	—	—	56.8	—	—	56.8
Acquisition and disposal of shares of non-controlling interests, net	—	—	(4.8)	—	—	(24.3)	(29.1)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(24.6)	(24.6)
Balance at March 31, 2022	89,905	$0.9	$1,625.2	$25.3	$(490.5)	$851.7	$2,012.6
Net (loss) income	—	—	—	—	(18.4)	22.7	4.3
Equity-based compensation	30	—	4.4	—	—	—	4.4
Other comprehensive income	—	—	—	19.0	—	—	19.0
Acquisition and disposal of shares of non-controlling interests, net	—	—	(10.8)	—	—	38.7	27.9
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(27.7)	(27.7)
Balance at June 30, 2022	89,935	$0.9	$1,618.8	$44.3	$(508.9)	$885.4	$2,040.5
Net (loss) income	—	—	—	—	(25.0)	22.3	(2.7)
Equity-based compensation	21	—	5.0	—	—	—	5.0
Other comprehensive income	—	—	—	38.5	—	—	38.5
Acquisition and disposal of shares of non-controlling interests, net	—	—	(0.7)	—	—	49.8	49.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(25.0)	(25.0)
Balance at September 30, 2022	89,956	$0.9	$1,623.1	$82.8	$(533.9)	$932.5	$2,105.4

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

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$63.7	$27.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.2	76.1
Non-cash interest expense, net	19.0	12.0
Equity-based compensation expense	13.0	13.4
Loss on disposals and deconsolidations, net	3.2	2.0
Loss on debt extinguishment	—	9.1
Deferred income taxes	12.4	(2.3)
Equity in earnings of unconsolidated affiliates, net of distributions received	(0.5)	0.2
Non-cash lease expense	26.8	30.3
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	3.4	(18.4)
Medicare accelerated payments and deferred governmental grants	(53.7)	(48.5)
DOJ settlement payments	—	(32.2)
Other operating assets and liabilities	(20.9)	(2.1)
Net cash provided by operating activities	151.6	67.4

Cash flows from investing activities:
Purchases of property and equipment	(57.9)	(43.5)
Payments for acquisitions, net of cash acquired	(82.6)	(101.0)
Proceeds from disposals of facilities and other assets	—	2.5
Purchases of equity investments	(95.1)	—
Proceeds from sales of equity investments	11.5	—
Other investing activities	(11.6)	0.3
Net cash used in investing activities	(235.7)	(141.7)

Cash flows from financing activities:
Principal payments on long-term debt	(81.5)	(328.4)
Borrowings of long-term debt	51.2	293.0
Payments of debt issuance costs	—	(11.7)
Proceeds from equity offering	—	260.9
Payments of equity offering costs	—	(12.7)
Payment of preferred dividends	—	(5.1)
Distributions to non-controlling interest holders	(110.5)	(97.5)
(Payments) receipts related to ownership transactions with non-controlling interest holders	(3.9)	2.4
Other financing activities	(6.3)	(14.4)
Net cash (used in) provided by financing activities	(151.0)	86.5
Net (decrease) increase in cash and cash equivalents	(235.1)	12.2
Cash and cash equivalents at beginning of period	389.9	318.2
Cash and cash equivalents at end of period	$154.8	$330.4
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
As of September 30, 2022, the Company owned or operated a portfolio of 145 surgical facilities, comprised of 126 ASCs and 19 surgical hospitals in 32 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 92 of the surgical facilities and consolidated 117 of the facilities for financial reporting purposes.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Patient service revenues:
Surgical facilities revenues	95.6%	95.6%	95.7%	95.5%
Ancillary services revenues	2.7%	3.0%	2.8%	3.1%
Total patient service revenues	98.3%	98.6%	98.5%	98.6%
Other service revenues	1.7%	1.4%	1.5%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$301.9	49.5%	$271.4	49.2%
Government	269.5	44.2%	248.0	45.0%
Self-pay	16.0	2.6%	15.9	2.9%
Other (1)	22.7	3.7%	16.1	2.9%
Total patient service revenues	610.1	100.0%	551.4	100.0%
Other service revenues	10.5		7.8
Total revenues	$620.6		$559.2

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$910.5	50.4%	$790.5	49.6%
Government	776.5	43.0%	700.6	44.0%
Self-pay	49.2	2.7%	46.9	2.9%
Other (1)	68.9	3.9%	55.0	3.5%
Total patient service revenues	1,805.1	100.0%	1,593.0	100.0%
Other service revenues	27.1		21.9
Total revenues	$1,832.2		$1,614.9
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's effective tax rate was 17.4% for the nine months ended September 30, 2022 compared to (4.9)% for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the effective tax rate differed from the federal corporate tax rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (a) $4.6 million related to the vesting of restricted stock awards, (b) $1.8 million attributable to non-recurring earnings’ impact on the Company’s valuation allowance, and (c) $1.0 million related to entity divestitures. For the nine months ended September 30, 2021, the effective tax rate differed from 21% primarily due to discrete tax benefits of (a) $4.4 million related to the vesting of restricted stock awards and (b) $3.0 million related to entity divestitures. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions and disposals for the nine months ended September 30, 2022 is included in Note 2. "Acquisitions and Disposals."
A summary of activity related to goodwill for the nine months ended September 30, 2022 is as follows (in millions):

Balance at December 31, 2021	$3,911.8
Acquisitions, including post acquisition adjustments	262.9
Disposals and deconsolidations	(29.4)
Balance at September 30, 2022	$4,145.3
A detailed evaluation of potential impairment indicators was performed as of September 30, 2022, which specifically considered the ongoing impact of the COVID-19 pandemic, recent increases in interest rates, inflation risk and market volatility. On the basis of available evidence as of September 30, 2022, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity related to non-controlling interests—redeemable is as follows (in millions):

	Nine Months Ended September 30,
	2022	2021

Balance at beginning of period	$330.2	$306.8
Net income attributable to non-controlling interests—redeemable	29.9	33.8
Acquisition of shares of non-controlling interests, net—redeemable	11.9	2.4
Distributions to non-controlling interest—redeemable holders	(33.2)	(32.6)
Balance at end of period	$338.8	$310.4
Medicare Accelerated Payments and Deferred Governmental Grants
The Company received grant funds distributed under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and other governmental assistance programs, including approximately $0.6 million and $2 million during the three and nine months ended September 30, 2022, respectively. During nine months ended September 30, 2021, the Company received grant funds of approximately $8 million. The Company did not receive any grant funds during the three months ended September 30, 2021. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds will be used for COVID-19 related healthcare expenses or lost revenues. Amounts received, but not recognized as a reduction to operating expenses, are reflected as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets. Any currently unrecognized amounts may be recognized as a reduction in operating expenses in subsequent periods if the underlying conditions for recognition are met. The Company estimates $0.5 million and $1.8 million of grant funds received qualified for recognition as a reduction in operating expenses for the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2021, $20.0 million was recognized as a reduction in operating expenses. During the three months ended September 30, 2021, the Company did not recognize any grant funds. As of both September 30, 2022 and December 31, 2021, approximately $4 million of unrecognized grant funds received was reflected within the condensed consolidated balance sheets.
The Company received accelerated payments under the Medicare Accelerated and Advance Payment Program. The payments received were deferred and included in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2022, approximately $13 million and $56 million, respectively, has been repaid in accordance with the terms of the program. These repayments are included as a component of the change in Medicare accelerated payments and deferred government grants in the condensed consolidated statements of cash flows. As of September 30, 2022 and December 31, 2021, the remaining deferred accelerated payments was approximately $4 million and $60 million, respectively, which was included as a component of Medicare accelerated payments and deferred governmental grants in the condensed consolidated balance sheets. The Company does not expect to receive additional Medicare accelerated payments.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

Senior secured term loan	$1,519.6	$1,530.7	$1,443.6	$1,530.7
6.750% senior unsecured notes due 2025	$370.0	$370.0	$351.0	$371.9
10.000% senior unsecured notes due 2027	$545.0	$545.0	$539.6	$577.0
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values based on Level 3 inputs.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of September 30, 2022, the Company's consolidated VIEs include six surgical facilities and five physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 were $67.9 million and $48.1 million, respectively, and the total liabilities of the consolidated VIEs were $41.9 million and $20.1 million, respectively.
2. Acquisitions and Disposals
During September 2022, the Company acquired a controlling interest in a surgical hospital for cash consideration of $64.3 million, net of cash acquired, and assumed debt of $39.4 million. As of September 30, 2022, $61.0 million of the cash consideration was deferred and included as a component of other current liabilities in the accompanying condensed consolidated balance sheets. In connection with the acquisition, the Company preliminarily recognized non-controlling interests of $45.3 million and goodwill of $146.3 million. In October 2022, pursuant to the purchase agreement, the Company paid the deferred consideration and the debt previously assumed with available cash resources.
During the nine months ended September 30, 2022, the Company acquired a controlling interest in four other surgical facilities, two of which were merged into existing surgical facilities, and a practice for aggregate cash consideration of $79.3 million, net of cash acquired, and non-cash consideration of $5.3 million, which consisted of a non-controlling interest in two of the Company's existing surgical facilities. In connection with the acquisitions, the Company preliminarily recognized non-controlling interests of $41.5 million and goodwill of $121.1 million.
During the nine months ended September 30, 2021, the Company acquired controlling interests in four surgical facilities in new markets and two surgical facilities in existing markets that were merged into existing facilities for aggregate cash consideration of $101.0 million, net of cash acquired. In connection with the acquisitions, the Company preliminarily recognized non-controlling interests of $46.4 million and goodwill of $145.8 million. During the nine months ended September 30, 2022, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2021.
Other Acquisitions
During the nine months ended September 30, 2022, the Company acquired non-controlling interests in seven surgical facilities and seven in-development de novo surgical facilities for an aggregate cash purchase price of $95.1 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets.
Disposals and Deconsolidations
During the nine months ended September 30, 2022, the Company sold its interests in a surgical facility, which was previously accounted for as an equity method investment, for net cash proceeds of $11.5 million. The Company recognized a pre-tax loss on the sale of $0.4 million included in loss on disposals and deconsolidations, net in the condensed consolidated statements of operations for the nine months ended September 30, 2022.
During the nine months ended September 30, 2022, the Company contributed its interests in two surgical facilities as non-cash consideration for non-controlling interests in two new separate entities. As a result of these transactions, the Company lost control of the previously controlled surgical facilities but retains a non-controlling interest in each, resulting in the deconsolidation of the previously consolidated entities. The remaining non-controlling interests were accounted for as equity method investments, and initially measured and

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data, to measure the fair value of the retained non-controlling interests. The fair value determination was based on a combination of multiple valuation methods, which included discounted cash flow and market value approach, which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. The preliminary fair value of the investments of $9.8 million was recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets. Further, based on the preliminary valuation, the transactions resulted in a pretax net loss on deconsolidations of $5.6 million, which is included in loss on disposals and deconsolidations, net, in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2022. The net loss was determined based on the difference between the fair value of the Company's retained interests in the entities and the carrying values of both the tangible and intangible assets of the entities immediately prior to the transactions.
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	September 30, 2022	December 31, 2021

Senior secured term loan (1)	$1,519.6	$1,530.7
6.750% senior unsecured notes due 2025	370.0	370.0
10.000% senior unsecured notes due 2027	545.0	545.0
Notes payable and other secured loans	215.3	145.0
Finance lease obligations	584.0	364.6
Less: unamortized debt issuance costs and discounts	(14.4)	(16.5)
Total debt	3,219.5	2,938.8
Less: Current maturities	116.9	60.4
Total long-term debt	$3,102.6	$2,878.4
(1)Includes unamortized fair value discount of $2.5 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively.
The increase in finance lease obligations is primarily a result of the modification of certain existing facility real estate leases that were previously classified as operating leases. See Note 4. "Leases" for further discussion.
The increase in notes payable and other secured loans as well as current maturities includes certain debt assumed as part of the purchase price for a surgical hospital in September 2022. See Note 2. "Acquisitions and Disposals" for further discussion.
Revolving Credit Facility
On August 18, 2022, the Company entered into an amendment to the credit agreement governing its revolving credit facility (the "Revolver"), which amended and supplemented the credit agreement, dated as of August 31, 2017 (the "Credit Agreement"), to provide a $140.0 million increase in the outstanding commitments under the Revolver.
As of September 30, 2022, the Company's availability on its Revolver was $342.0 million (including outstanding letters of credit of $8.0 million). There were no outstanding borrowings under the Revolver as of both September 30, 2022 and December 31, 2021.

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
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheets (in millions):

	Classification in Consolidated Balance Sheets	September 30, 2022	December 31, 2021

Assets:
Operating lease assets	Right-of-use operating lease assets	$277.0	$324.1
Finance lease assets	Property and equipment, net of accumulated depreciation	531.5	329.6
Total leased assets		$808.5	$653.7

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$36.8	$40.1
Long-term	Right-of-use operating lease liabilities	269.8	315.6
Total operating lease liabilities		306.6	355.7
Finance lease liabilities:
Current	Current maturities of long-term debt	20.5	19.0
Long-term	Long-term debt, less current maturities	563.5	345.6
Total finance lease liabilities		584.0	364.6
Total lease liabilities		$890.6	$720.3
During the nine months ended September 30, 2022, the Company extended certain existing facility real estate leases, resulting in the reclassification of the leases from operating to finance. The modifications resulted in an increase to finance lease liabilities and assets of $170.6 million and $169.1 million, respectively, including the reclassification of existing operating lease liabilities and assets of $65.7 million and $64.2 million, respectively.
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statement of operations (in millions):

	Nine Months Ended September 30,
	2022	2021
Operating lease costs	$49.5	$56.6
Finance lease costs:
Amortization of leased assets	28.2	20.4
Interest on lease liabilities	30.6	18.9
Total finance lease costs	58.8	39.3
Variable and short-term lease costs	13.7	15.0
Total lease costs	$122.0	$110.9

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents supplemental cash flow information (dollars in millions):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$47.9	$55.2
Operating cash outflows from finance leases	$30.2	$18.0
Financing cash outflows from finance leases	$18.1	$15.8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$45.3	$44.9
Finance leases	$172.5	$10.1
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $25.2 million will be reclassified as a decrease to interest expense.
As of September 30, 2022, the Company had nine interest rate swaps with a total net hedged notional amount of $1.2 billion and two interest rate caps with a total hedged notional amount of $322.0 million. Of the nine interest rate swaps, three are pay-fixed, receive 1-Month LIBOR (subject to a minimum of 0.75%) interest rate swaps designated in cash flow hedging relationships with a total notional amount of $1.2 billion and a termination date of March 31, 2025. The remaining six interest rate swaps are undesignated and consist of three pay-fixed, receive 1-Month LIBOR (subject to a minimum of 1.00%) interest rate swaps and three pay 1-Month LIBOR (subject to a minimum of 1.00%), receive-fixed interest rate swaps with a termination date of November 30, 2023. The pay-floating, receive-fixed swaps are designed to economically offset the undesignated pay-fixed, receive-floating swaps. The interest rate caps each have a termination date of March 31, 2025.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		September 30, 2022		December 31, 2021
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	161.0	Active	166.8	Active	March 31, 2025
Interest rate cap	September 30, 2021	161.0	Active	166.8	Active	March 31, 2025
Pay-fixed swap	November 30, 2018	165.0	Active	165.0	Active	November 30, 2023
Pay-fixed swap	November 30, 2018	120.0	Active	120.0	Active	November 30, 2023
Pay-fixed swap	June 28, 2019	150.0	Active	150.0	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(165.0)	Active	(165.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(120.0)	Active	(120.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(150.0)	Active	(150.0)	Active	November 30, 2023
		$1,522.0		$1,533.6
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
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

		September 30, 2022		December 31, 2021
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments
Interest rate swaps	Other long-term assets	$8.2	$—	$12.5	$—
Interest rate swaps	Other long-term liabilities	—	8.2	—	12.4

Derivatives in cash flow hedging relationships
Interest rate caps	Other long-term assets	20.1	—	2.9	—
Interest rate swaps	Other long-term assets	88.9	—	8.2	—
Interest rate swaps	Other long-term liabilities (1)	—	35.3	—	45.8
Total		$117.2	$43.5	$23.6	$58.2
(1)The balance as of September 30, 2022 and December 31, 2021 is related to the financing component of the pay-fixed, receive floating interest rate swaps.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statement of operations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Loss recognized in income	Other income, net	$0.1	$—	$0.2	$0.2

Derivatives in cash flow hedging relationships
Gain (loss) recognized in OCI (effective portion)		$37.0	$(0.1)	$100.1	$(5.0)
Loss reclassified from accumulated OCI into income (effective portion) (1)	Interest expense, net	$1.5	$6.6	$14.2	$18.1

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $5.4 million for the three months ended September 30, 2022 and 2021. Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $16.0 million and $8.6 million for the nine months ended September 30, 2022 and 2021, respectively.
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
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Surgery Partners, Inc.	$(25.0)	$(22.9)	$(31.2)	$(70.8)
Less: amounts allocated to participating securities (1)	—	—	—	(10.3)
Net loss attributable to common stockholders	$(25.0)	$(22.9)	$(31.2)	$(81.1)

Denominator:
Weighted average shares outstanding- basic	88,907	80,726	88,604	68,350
Weighted average shares outstanding- diluted (2)	88,907	80,726	88,604	68,350

Loss per share:
Basic	$(0.28)	$(0.28)	$(0.35)	$(1.19)
Diluted (2)	$(0.28)	$(0.28)	$(0.35)	$(1.19)

Dilutive securities outstanding not included in the computation of loss per share as their effect is antidilutive:
Stock options	1,323	1,974	1,527	1,927
Restricted shares	604	1,461	669	1,444
(1)Includes dividends accrued for the Series A Preferred Stock for the nine months ended September 30, 2021. The Series A Preferred Stock did not participate in undistributed losses and was converted to common stock during the second quarter of 2021. There were no participating securities for the three and nine months ended September 30, 2022 and the three months ended Septemberer 30, 2021.
(2)The impact of potentially dilutive securities for all periods presented was not considered because the effect would be anti-dilutive.
7. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	September 30, 2022	December 31, 2021

Deferred consideration payable	$61.0	$—
Right-of-use operating lease liabilities	36.8	40.1
Interest payable	38.3	29.2
Amounts due to patients and payors	34.1	26.0
Cost report liabilities	20.3	26.4
Tax receivable agreement liability	20.2	19.7
Accrued expenses and other	81.1	68.6
Total	$291.8	$210.0

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation liability insurance in excess of self-insured retentions through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of September 30, 2022 and December 31, 2021 were $16.7 million and $19.8 million, respectively. Expected insurance recoveries of $8.7 million as of both September 30, 2022 and December 31, 2021 are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.
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
Stockholder Litigation
On December 4, 2017, a purported Company stockholder filed an action in the Delaware Court of Chancery (the "Delaware Action"). That action is captioned Witmer v. H.I.G. Capital, L.L.C., et al., C.A. No. 2017-0862. The plaintiff in the Delaware Action asserted claims against (i) certain current and former members of the Company’s Board of Directors (together, the "Directors"); (ii) H.I.G. Capital, LLC and certain of its affiliates (collectively, "H.I.G."); and (iii) Bain Capital Private Equity, L.P. and certain of its affiliates (collectively, "Bain Capital" and, together with the Directors and H.I.G., the "Defendants"). The parties to the Delaware Action negotiated a final stipulation of settlement (the “Settlement Stipulation”), which governs the terms of the settlement of the Delaware Action, and which they filed with the Court of Chancery on November 22, 2021. On February 11, 2022, the Court of Chancery approved the settlement of the Delaware Action as memorialized in the Settlement Stipulation. That decision became final and non-appealable on March 14, 2022. The case is now closed. Pursuant to the settlement, the Company received $32.8 million in March 2022, which was included in litigation settlement in the condensed consolidated statements of operations for the nine months ended September 30, 2022.
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
Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA was approximately $22.0 million as of both September 30, 2022 and December 31, 2021. As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting the discount, was $21.3 million and $19.7 million as of September 30, 2022 and December 31, 2021, respectively. The current portion of the liability was $20.2 million and $19.7 million as of September 30, 2022 and December 31, 2021, respectively, and is included as a component of other current liabilities in the condensed consolidated balance sheets. The long-term portion is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

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
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Surgical Facility Services	$603.9	$542.1	$1,780.6	$1,563.7
Ancillary Services	16.7	17.1	51.6	51.2
Total	$620.6	$559.2	$1,832.2	$1,614.9

Adjusted EBITDA:
Surgical Facility Services	$110.2	$96.9	$319.9	$287.5
Ancillary Services	(1.5)	—	(2.2)	(1.0)
All other	(12.5)	(20.5)	(58.3)	(61.3)
Total	$96.2	$76.4	$259.4	$225.2

Reconciliation of Adjusted EBITDA:
Income before income taxes	$13.4	$9.4	$77.1	$26.5

Net income attributable to non-controlling interests	(30.6)	(31.1)	(94.9)	(98.6)
Depreciation and amortization	29.8	25.2	85.2	76.1
Interest expense, net	60.7	54.2	173.9	160.9
Equity-based compensation expense	5.0	4.1	13.0	13.4
Transaction, integration and acquisition costs (1)	13.1	10.2	28.4	31.0
Loss on disposals and deconsolidations, net	2.2	1.9	3.2	2.0
Loss (gain) on litigation settlement and other litigation costs (2)	1.5	2.5	(27.6)	4.3
(Gain) loss on debt extinguishment	—	(0.5)	—	9.1
Hurricane-related impacts (3)	1.1	0.5	1.1	0.5
Adjusted EBITDA	$96.2	$76.4	$259.4	$225.2
(1)This amount includes transaction and integration costs of $12.5 million and $10.2 million for the three months ended September 30, 2022 and 2021, respectively. This amount further includes start-up costs related to de novo surgical facilities of $0.6 million for the three months ended September 30, 2022.
This amount includes transaction and integration costs of $27.8 million and $24.7 million for the nine months ended September 30, 2022 and 2021, respectively. This amount further includes start-up costs related to de novo surgical facilities of $0.6 million and $6.3 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)This amount includes other litigation costs of $1.5 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively.
This amount includes other litigation costs of $5.2 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively. This amount also includes gain on litigation settlement of $32.8 million for the nine months ended September 30, 2022.
(3) Reflects losses incurred, net of insurance proceeds received at certain surgical facilities that were closed following Hurricane Ida in September 2021 and Hurricane Ian in September 2022.

	September 30, 2022	December 31, 2021
Assets:
Surgical Facility Services	$5,915.0	$5,552.8
Ancillary Services	42.4	47.5
All other	579.1	517.3
Total assets	$6,536.5	$6,117.6

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash purchases of property and equipment:
Surgical Facility Services	$52.8	$42.0
Ancillary Services	0.4	0.4
All other	4.7	1.1
Total cash purchases of property and equipment	$57.9	$43.5

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
Executive Overview
Total revenues for the third quarter of 2022 increased 11.0% to $620.6 million from $559.2 million for the third quarter of 2021. Same-facility revenues for the third quarter of 2022 increased 5.1% from the same period last year, with a 1.8% increase in revenue per case and a 3.3% increase in same-facility cases. For the third quarter of 2022, the Company’s net loss attributable to common stockholders and Adjusted EBITDA was $25.0 million and $96.2 million, respectively. For the third quarter of 2021, the Company’s net loss attributable to common stockholders and Adjusted EBITDA was $22.9 million and $76.4 million, respectively. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Measures."
We had cash and cash equivalents of $154.8 million and $342.0 million of borrowing capacity under our revolving credit facility at September 30, 2022. Operating cash inflows were $29.7 million in the third quarter of 2022, an increase of $14.8 million compared to the prior year period. Net operating cash flows, including operating cash flows less distributions to non-controlling interests, were an outflow of $5.6 million for the third quarter of 2022, compared to an outflow of $19.2 million for the third quarter of 2021.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Patient service revenues:
Surgical facilities revenues	95.6%	95.6%	95.7%	95.5%
Ancillary services revenues	2.7%	3.0%	2.8%	3.1%
Total patient service revenues	98.3%	98.6%	98.5%	98.6%
Other service revenues	1.7%	1.4%	1.5%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Private insurance payors	49.5%	49.2%	50.4%	49.6%
Government payors	44.2%	45.0%	43.0%	44.0%
Self-pay payors	2.6%	2.9%	2.7%	2.9%
Other payors (1)	3.7%	2.9%	3.9%	3.5%
Total	100.0%	100.0%	100.0%	100.0%
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

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Orthopedic and pain management	35.7%	34.8%	36.0%	35.8%
Ophthalmology	24.4%	27.1%	24.5%	26.5%
Gastrointestinal	23.4%	22.6%	23.1%	22.1%
General surgery	3.0%	3.0%	3.0%	3.0%
Other	13.5%	12.5%	13.4%	12.6%
Total	100.0%	100.0%	100.0%	100.0%
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
Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table summarizes certain results from the statements of operations for the three months ended September 30, 2022 and 2021 (dollars in millions):

	Three Months Ended September 30,
	2022	2021

Revenues	$620.6	$559.2
Operating expenses:
Cost of revenues	489.4	436.7
General and administrative expenses	17.9	25.5
Depreciation and amortization	29.8	25.2
Transaction and integration costs	12.5	10.2
Grant funds	(0.5)	—
Loss on disposals and deconsolidations, net	2.2	1.9
Equity in earnings of unconsolidated affiliates	(2.4)	(2.9)
Gain on debt extinguishment	—	(0.5)
Other income, net	(2.4)	(0.5)
	546.5	495.6
Operating income	74.1	63.6
Interest expense, net	(60.7)	(54.2)
Income before income taxes	13.4	9.4
Income tax expense	(7.8)	(1.2)
Net income	5.6	8.2
Less: Net income attributable to non-controlling interests	(30.6)	(31.1)
Net loss attributable to Surgery Partners, Inc.	$(25.0)	$(22.9)
Overview. During the three months ended September 30, 2022, our revenues increased 11.0% to $620.6 million compared to $559.2 million for the three months ended September 30, 2021. Net loss attributable to Surgery Partners, Inc. was $25.0 million for the 2022 period, compared to a net loss of $22.9 million for the 2021 period. The increase in revenues was primarily attributable to an increase in surgical case volumes, favorable shift in surgical case mix and acquisitions completed since the prior year period.

Revenues. Revenues for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows (dollars in millions):

	Three Months Ended September 30,
	2022	2021

Patient service revenues	$610.1	$551.4
Other service revenues	10.5	7.8
Total revenues	$620.6	$559.2
Patient service revenues increased 10.6% to $610.1 million for the 2022 period compared to $551.4 million for the 2021 period, primarily driven by a 1.8% increase in same-facility revenue per case, a 3.3% increase in same-facility case volumes and acquisitions completed since the prior year period.
Cost of Revenues. Cost of revenues increased to $489.4 million for the 2022 period compared to $436.7 million for the 2021 period, primarily driven by acquisitions completed since the prior year period. As a percentage of revenues, cost of revenues were 78.9% for the 2022 period compared to 78.1% for the 2021 period.
General and Administrative Expenses. General and administrative expenses were $17.9 million for the 2022 period compared to $25.5 million for the 2021 period. As a percentage of revenues, general and administrative expenses decreased to 2.9% for the 2022 period compared to 4.6% for the 2021 period. The decrease is primarily driven by ongoing cost management initiatives.
Depreciation and Amortization. As a percentage of revenues, depreciation and amortization expenses were 4.8% for the 2022 period compared to 4.5% for the 2021 period.
Transaction and Integration Costs. We incurred $12.5 million of transaction and integration costs for the three months ended September 30, 2022 compared to $10.2 million for the three months ended September 30, 2021. The costs for both periods primarily relate to ongoing development initiatives and the integration of acquisitions.
Grant Funds. Based on guidance from the U.S. Department of Health and Human Services ("HHS") and other authorities, the Company updated its estimate of the amount of grant funds received that qualified for recognition, resulting in the recognition of $0.5 million during the three months ended September 30, 2022. For further discussion, see Note 1 to our condensed consolidated financial statements included elsewhere in this report.
Interest Expense, Net. As a percentage of revenues, interest expense, net increased to 9.8% for the 2022 period compared to 9.7% for the 2021 period.
Income Tax Expense.  The income tax expense was $7.8 million for the three months ended September 30, 2022 compared to an expense of $1.2 million for the three months ended September 30, 2021. The effective tax rate was 58.2% for the three months ended September 30, 2022 compared to 12.8% for the three months ended September 30, 2021. For the three months ended September 30, 2022, the effective tax rate differed from 21% primarily due to an increase in the Company’s valuation allowance attributable to interest expense limitations. For the three months ended September 30, 2021, the effective tax rate differed from 21% primarily due to the reversal of the Company's earnings attributable to minority interest. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 4.9% for the 2022 period and 5.6% for the 2021 period.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table summarizes certain results from the statements of operations for the nine months ended September 30, 2022 and 2021 (dollars in millions):

	Nine Months Ended September 30,
	2022	2021

Revenues	$1,832.2	$1,614.9
Operating expenses:
Cost of revenues	1,441.6	1,270.6
General and administrative expenses	73.5	76.8
Depreciation and amortization	85.2	76.1
Transaction and integration costs	27.8	24.7
Grant funds	(1.8)	(20.0)
Loss on disposals and deconsolidations, net	3.2	2.0
Equity in earnings of unconsolidated affiliates	(8.1)	(8.5)
Litigation settlement	(32.8)	—
Loss on debt extinguishment	—	9.1
Other income, net	(7.4)	(3.3)
	1,581.2	1,427.5
Operating income	251.0	187.4
Interest expense, net	(173.9)	(160.9)
Income before income taxes	77.1	26.5
Income tax (expense) benefit	(13.4)	1.3
Net income	63.7	27.8
Less: Net income attributable to non-controlling interests	(94.9)	(98.6)
Net loss attributable to Surgery Partners, Inc.	$(31.2)	$(70.8)
Overview. During the nine months ended September 30, 2022, our revenues increased 13.5% to $1,832.2 million compared to $1,614.9 million for the nine months ended September 30, 2021. Net loss attributable to Surgery Partners, Inc. was $31.2 million for the 2022 period, compared to a net loss of $70.8 million for the 2021 period. The increase in revenues was primarily attributable to increases in surgical case volumes, a favorable shift in surgical case mix and acquisitions completed since the prior-year period.
Revenues. Revenues for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows (dollars in millions):

	Nine Months Ended September 30,
	2022	2021

Patient service revenues	$1,805.1	$1,593.0
Other service revenues	27.1	21.9
Total revenues	$1,832.2	$1,614.9
Patient service revenues increased 13.3% to $1,805.1 million for the 2022 period compared to $1,593.0 million for the 2021 period, primarily driven by a 3.8% increase in days adjusted same-facility case volume, a 2.7% increase in same-facility revenue per case and acquisitions completed since the prior year period.
Cost of Revenues. Cost of revenues were $1,441.6 million for the 2022 period compared to $1,270.6 million for the 2021 period, primarily driven by acquisitions completed since the prior year period. As a percentage of revenues, cost of revenues were 78.7% for both the 2022 and 2021 periods.
General and Administrative Expenses. As a percentage of revenues, general and administrative expenses decreased to 4.0% for the 2022 period compared to 4.8% for the 2021 period.
Depreciation and Amortization. As a percentage of revenues, depreciation and amortization expenses were 4.7% for both the 2022 and 2021 periods.

Transaction and Integration Costs. We incurred $27.8 million of transaction and integration costs for the nine months ended September 30, 2022 compared to $24.7 million for the nine months ended September 30, 2021. The increase primarily relates to costs for ongoing development initiatives and the integration of acquisitions we completed in 2022 and 2021.
Grant Funds. Based on guidance from HHS and other authorities, the Company updated its estimate of the amount of grant funds received that qualified for recognition, resulting in the recognition of $1.8 million during the nine months ended September 30, 2022. Grant funds recognized in the nine months ended September 30, 2021 were $20.0 million. For further discussion, see Note 1 to our condensed consolidated financial statements included elsewhere in this report.
Litigation Settlement. Gain on litigation settlement was $32.8 million for the nine months ended September 30, 2022, related to the resolution of the stockholder litigation matter, as discussed in Note 8. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report. There was no comparable activity for the 2021 period.
Loss on Debt Extinguishment. We incurred a loss on debt extinguishment of $9.1 million for the 2021 period related to an amendment to our credit agreement, which refinanced all of the then existing term loans during the nine months ended September 30, 2021. There was no comparable loss during the 2022 period.
Interest Expense, Net. As a percentage of revenues, interest expense, net decreased to 9.5% for the 2022 period compared to 10.0% for the 2021 period.
Income Tax (Expense) Benefit.  The income tax expense was $13.4 million for the nine months ended September 30, 2022 compared to a benefit of $1.3 million for the nine months ended September 30, 2021. The effective tax rate was 17.4% for the nine months ended September 30, 2022 compared to (4.9)% for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (a) $4.6 million related to the vesting of restricted stock awards, (b) $1.8 million attributable to non-recurring earnings’ impact on the Company’s valuation allowance, and (c) $1.0 million related to entity divestitures. For the nine months ended September 30, 2021, the effective tax rate differed from 21% primarily due to tax benefits of (a) $4.4 million related to the vesting of restricted stock awards and (b) $3.0 million related to entity divestitures. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.2% for the 2022 period and 6.1% for the 2021 period.
Liquidity and Capital Resources
The primary source of our operating cash flow is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. During the nine months ended September 30, 2022, our cash flow provided by operating activities was $151.6 million compared to $67.4 million in the nine months ended September 30, 2021. The increase is primarily due to an increase in net income, the receipt of stockholder litigation proceeds of $32.8 million in the 2022 period and a DOJ settlement payment of $32.2 million made during the 2021 period.
Net cash used in investing activities during the nine months ended September 30, 2022, was $235.7 million compared to $141.7 million for the nine months ended September 30, 2021. The increase in cash used is primarily due to an increase of $14.4 million related to purchases of property and equipment, an increase of $95.1 million for purchases of equity method investments, a decrease of $2.5 million in cash proceeds from divestitures and an increase in other investing activities of $11.9 million. The increases in cash used in investing activities were partially offset by an increase of $11.5 million related to the sale of equity method investments and a decrease of $18.4 million for acquisitions (net of cash acquired).
Net cash used in financing activities during the nine months ended September 30, 2022 was $151.0 million compared to cash provided by financing activities of $86.5 million for the nine months ended September 30, 2021. The decrease is primarily due to $248.2 million of proceeds received from an equity offering, net of related costs in the 2021 period, with no comparable activity in the 2022 period, an increase of $13.0 million for distributions to non-controlling interest holders and an increase of $6.3 million of net payments related to ownership transactions with consolidated affiliates. The increases in cash used in financing activities were partially offset by a decrease of $5.1 million in repayments of long-term debt, net of borrowings, a decrease of $11.7 million related to payments of deferred financing costs and a prepayment premium related to the modification of the term loan in the 2021 period, a decrease of $5.1 million for preferred dividends and a decrease in other financing activities of $8.1 million.
Capital Resources
Net working capital was approximately $114.0 million at September 30, 2022 compared to $409.3 million at December 31, 2021. The decrease is due to a decrease in cash, primarily as a result of payments for acquisitions, an increase in other current liabilities and an increase in current maturities of long-term debt, offset by a decrease in deferred Medicare accelerated payments.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.

Material Cash Requirements
In addition to the cash requirements related to our long-term debt, operating lease obligations and the tax receivable agreement, pursuant to the CARES Act, repayment of certain advanced payments and other deferrals received as part of relief during 2020 will continue during 2022. Further, at September 30, 2022, we had $100.4 million of deferred consideration payable and assumed debt due in October 2022 pursuant to a purchase agreement for a surgical hospital acquired in September 2022.
We received approximately $120 million of accelerated payments during the year ended December 31, 2020. Through September 30, 2022, approximately $117 million has been repaid including approximately $13 million and $56 million during the three and nine months ended September 30, 2022, respectively. In addition to the continued repayment of the advanced payments received under the CARES Act, we anticipate additional cash outflows during 2022 for the repayment of the remaining payroll taxes deferred in 2020 pursuant to the CARES Act.
There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the nine months ended September 30, 2022 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA excluding grant funds to income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$13.4	$9.4	$77.1	$26.5
Plus (minus):
Net income attributable to non-controlling interests	(30.6)	(31.1)	(94.9)	(98.6)
Depreciation and amortization	29.8	25.2	85.2	76.1
Interest expense, net	60.7	54.2	173.9	160.9
Equity-based compensation expense	5.0	4.1	13.0	13.4
Transaction, integration and acquisition costs (1)	13.1	10.2	28.4	31.0
Loss on disposals and deconsolidations, net	2.2	1.9	3.2	2.0
Loss (gain) on litigation settlement and other litigation costs (2)	1.5	2.5	(27.6)	4.3
(Gain) loss on debt extinguishment	—	(0.5)	—	9.1
Hurricane-related impacts (3)	1.1	0.5	1.1	0.5
Adjusted EBITDA	$96.2	$76.4	$259.4	$225.2
Less: Impact of grant funds (4)	(0.3)	—	(1.4)	(13.7)
Adjusted EBITDA excluding grant funds	$95.9	$76.4	$258.0	$211.5
(1)This amount includes transaction and integration costs of $12.5 million and $10.2 million for the three months ended September 30, 2022 and 2021, respectively. This amount further includes start-up costs related to de novo surgical facilities of $0.6 million for the three months ended September 30, 2022.
This amount includes transaction and integration costs of $27.8 million and $24.7 million for the nine months ended September 30, 2022 and 2021, respectively. This amount further includes start-up costs related to de novo surgical facilities of $0.6 million and $6.3 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)This amount includes other litigation costs of $1.5 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively.
This amount includes other litigation costs of $5.2 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively. This amount also includes gain on litigation settlement of $32.8 million for the nine months ended September 30, 2022.
(3)Reflects losses incurred, net of insurance proceeds received at certain surgical facilities that were closed following Hurricane Ida in September 2021 and Hurricane Ian in September 2022.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended September 30, 2022

Cash flows from operating activities	$171.3
Plus (minus):
Non-cash interest expense, net	(29.0)
Non-cash lease expense	(35.6)
Deferred income taxes	(23.6)
Equity in earnings of unconsolidated affiliates, net of distributions received	0.5
Changes in operating assets and liabilities, net of acquisitions and divestitures	151.3
Income tax expense	25.2
Net income attributable to non-controlling interests	(137.9)
Interest expense, net	234.0
Transaction, integration and acquisition costs	43.5
Litigation settlement and other litigation costs	(26.3)
Hurricane-related impacts (1)	0.4
Acquisitions and synergies (2)	91.2
Credit Agreement EBITDA	$465.0
(1)Reflects the impact of operating losses incurred, net of insurance proceeds received at certain surgical facilities that were closed following Hurricane Ida in September 2021 and Hurricane Ian in September 2022.
(2)Represents impact of acquisitions as if each acquisition had occurred on October 1, 2021. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at September 30, 2022, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of common stock during the nine months ended September 30, 2022. At September 30, 2022, the Company continued to have authority to repurchase up to $46.0 million of shares of common stock under its Board-authorized share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

10.1
Eighth Amendment to the Credit Agreement, dated as of August 18, 2022, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto, Jefferies Finance LLC and the other lenders party thereto.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ David T. Doherty David T. Doherty Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 8, 2022