Form 10-K
period 2022-12-31
Surgery Partners, Inc.
filed 2023-03-01
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022
OR
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  001-37576
Surgery Partners, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3620923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
340 Seven Springs Way, Suite 600
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was $1.1 billion. As of February 22, 2023, there were 126,027,716 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part III of this report.

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
•our indebtedness; and
•the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease, such as COVID-19, on our business.
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
As of December 31, 2022, we owned or operated primarily in partnership with physicians, a portfolio of 146 surgical facilities in the United States ("U.S.") comprised of 127 ambulatory surgical centers ("ASCs") and 19 surgical hospitals ("surgical hospitals," and together with ASCs, referred to in this report as "surgical facilities" or "facilities") across 31 states, including a majority interest in 93 of the surgical facilities. During 2022, patient services provided in our surgical facilities generated approximately $2.4 billion in revenue.
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
•Become the employer of choice by attracting, engaging, retaining, developing and promoting talent;
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
Total Addressable Market
Based on management estimates, we believe that the total U.S. outpatient surgical facility market represents approximately $90 billion in annual revenue, including approximately $55 billion of hospital outpatient department procedures and $35 billion of ambulatory surgical center procedures, and we believe that ASCs are capturing an increasing share of the total surgical procedure market. We estimate that as a result of this trend, total annual procedure volume is expected to grow over the next few years by approximately 2% in hospital outpatient departments and by approximately 6% in ASCs, while inpatient procedures will decline by approximately 2% during the same period. In addition, we believe that approximately $60 billion of inpatient surgical cases have the potential to move to outpatient surgery centers, which, together with procedures performed at hospital outpatient departments and ASCs, represents what we believe is a total addressable market of approximately $150 billion.
Patient and Physician Satisfaction
We are leveraging our growth strategies to capture market share by providing high quality service. According to a survey of health and life safety tags, our ASCs averaged 25% fewer deficiencies compared with the total market, with 6.3 deficiencies at our ASCs compared to 8.4 in other ASCs. Similarly, our surgical hospitals averaged 48% fewer deficiencies per survey compared to all other hospitals surveyed, with 17.6 deficiencies for our surgical hospitals compared with 33.7 deficiencies at other hospitals according to an industry survey. In addition, 94% of our surgical hospitals were rated four to five stars in the CMS star rating. This has resulted in an overall patient experience score of 95, based on patient satisfaction surveys conducted from May 2022 to July 2022.
Impact of COVID-19
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
The Company is monitoring legislative actions at federal and state levels, including the impact of the CARES Act and other governmental programs related to the COVID-19 public health emergency. On January 30, 2023, the Biden Administration announced its intent to end the COVID-19 public health emergency declaration effective as of the end of the day on May 11, 2023. As a result of the expiration of the public health emergency, many Medicare and Medicaid waivers and broad flexibilities deemed necessary to expand healthcare system capacity and to allow the health care system to weather the heightened strain created by COVID-19 will come to an end.
Operations
During 2022 and 2021, we operated in two reporting segments: Surgical Facility Services and Ancillary Services. Prior to 2021, we also operated in the Optical Services reporting segment.
•Our Surgical Facility Services segment consisted of the operation of ASCs and surgical hospitals and includes our anesthesia services. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics and pain management, ophthalmology, gastroenterology ("GI") and general surgery.
•Our Ancillary Services segment consisted of multi-specialty physician practices, including physician practices owned and operated pursuant to long-term management service agreements, and prior to 2021, a diagnostic laboratory, which was closed during the third quarter of 2020.
•Our Optical Services segment consisted of an optical products group purchasing organization, which was divested on December 31, 2020. Our Optical Services segment was not a material component of our total revenue, contributing less than 1% in 2020.
Surgical Facility Services Segment
Surgical Facility Operations
As of December 31, 2022, we owned or operated primarily in partnership with physicians, 146 surgical facilities, including 127 ASCs and 19 licensed surgical hospitals. Our surgical facilities generally are located in close proximity to physicians’ offices. Our Surgical Facility Services segment contributed approximately 97% of our total revenue in each of 2022 and 2021, and 96% of our total revenue in 2020.
Our typical ASC is a free-standing facility that performs planned surgical procedures on an outpatient basis for patients not requiring hospitalization and for whom an overnight stay is not expected after surgery. Each ASC usually has one to seven operating or procedure rooms with areas for reception, pre-operative care, recovery and administration. The staff of our ASCs generally includes a center administrator, registered nurses, operating room technicians, as well as other administrative staff.
Our surgical hospitals generally are larger than our ASCs and include inpatient hospital rooms and, in certain cases, emergency departments. Our surgical hospitals also provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care.
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
Surgical Facility Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups and health care systems. One of our wholly-owned subsidiaries typically serves as the general partner or managing member of our surgical facilities. We generally seek to own a majority interest in our surgical facilities or otherwise have sufficient control over the facilities in order to consolidate the financial results. In some instances, we acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or health care systems. We hold majority ownership in 93 surgical facilities in which we own an interest. We provide intercompany loans to some of the surgical facilities which often are secured by a pledge of assets of the facility. We also provide day-to-day management services for a majority of our surgical facilities pursuant to a management agreement and receive a management fee that is typically equal to a percentage of the facility revenue.

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
The strategic relationships through which we own and operate surgical facilities are governed by partnership and operating agreements that generally are comparable to the partnership and operating agreements of the other surgical facilities in which we own an interest. The primary difference between the structure of these strategic relationships and the other surgical facilities in which we hold ownership is that, in these strategic relationships, a health care system holds ownership in the surgical facility in addition to physician investors. In each of these strategic relationships, we also have entered into a management agreement under which we provide day-to-day management services for a management fee equal to a percentage of the revenues of the surgical facility. The terms of those management agreements are comparable to the terms of our management agreements with other surgical facilities in which we own an interest.
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
The following table sets forth the percentage of total patient service revenues for our consolidated surgical facilities by type of payor for the periods indicated:

	Year Ended December 31,
	2022	2021	2020

Private Insurance	51.5%	50.6%	53.9%
Government	42.3%	43.3%	38.6%
Self-pay	2.6%	2.8%	3.2%
Other	3.6%	3.3%	4.3%
Total patient service revenues	100.0%	100.0%	100.0%
We receive reimbursement from Medicare for surgical services based on three different payment systems depending on the site of service: hospital inpatient surgical services, hospital outpatient surgical services and outpatient surgical services generally provided in our ASCs.
Medicare Reimbursement - Hospital Inpatient Services
Nineteen of our surgical facilities are licensed as hospitals. Most inpatient services provided by hospitals are reimbursed by Medicare under the inpatient prospective payment system ("IPPS"). Under the IPPS, a hospital receives a fixed amount for inpatient hospital services based on each patient's final assigned Medicare-severity diagnosis related group ("MS-DRG"). Each MS-DRG is assigned a payment rate that is prospectively set by the Centers for Medicare and Medicaid Services ("CMS") using national average resources used per case for treating a patient with a particular diagnosis. This assignment also affects the prospectively determined capital rate paid with each MS-DRG. MS-DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. The index used to adjust the MS-DRG rates, known as the "hospital market basket index," gives consideration to the inflation experienced by hospitals in purchasing goods and services.
On August 10, 2022, CMS published the IPPS final rule for federal fiscal year ("FFY") 2023, which began on October 1, 2021. Under the FFY 2022 final rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting ("IQR") Program and demonstrate meaningful use of certified electronic health record ("EHR") technology will be increased by 4.3%. Those hospitals that do not successfully report quality data under the IQR Program (but are meaningful EHR users) would be subject to a one-fourth reduction in their annual payment update. In addition to the IQR Program, hospitals will be subject to payment adjustments under the Value Based Purchasing Program, Readmissions Reduction Program and Hospital Acquired Conditions Reduction Programs that have been implemented by the Department of Health and Human Services ("HHS").

Medicare Reimbursement - Hospital Outpatient Departments
Surgical services that are provided in hospital outpatient departments ("HOPDs") generally are reimbursed by CMS using the Outpatient Prospective Payment System (the "OPPS"). The OPPS, established by the Secretary of HHS, determines payment amounts prospectively (generally the following calendar year) for various categories of medical services performed in HOPDs. On November 1, 2022, CMS published its OPPS final rule for 2023. The final rule provides for a payment rate increase of 3.8%. Hospitals that do not meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program will be subject to a 2.0% payment rate decrease. On November 1, 2022, CMS additionally released final updates to its Medicare Part B drug payment policy for hospitals participating in the 340B drug pricing program. The policy change was included in the OPPS final rule, which outlines the 2023 OPPS payment rates. Under the new policy, Medicare will pay lower rates to all OPPS participating HOPDs for non-drug services.
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
Medicare Reimbursement - ASCs
    Payments under the Medicare program to ASCs are also made based on the OPPS; however, the payment received from CMS is a percentage of the payment to HOPDs. Reimbursement rates for ASCs are updated annually based on changes in the consumer price index offset by multifactor productivity adjustments. Based on the OPPS Final Rule, ASC reimbursement rates will increase by 3.8% for 2023. CMS has established the Ambulatory Surgical Center for Quality Reporting ("ASCQR") Program as a pay-for-reporting, quality data program. Our ASCs that participate in the ASCQR Program receive the full annual update to the ASC payment rate. Those ASCs that do not successfully report quality data under the ASCQR Program may receive a payment reduction.
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
Ancillary Services Segment
Ancillary Services
Our portfolio of outpatient surgical facilities is complemented by a suite of ancillary services that we provide to support physicians in providing high quality and cost-efficient patient care. This segment includes multi-specialty physician practices, urgent care facilities and anesthesia services. The Company, physicians and patients benefit from these services through improved clinical efficiency and scheduling, and from incremental revenue associated with retaining fees for these services. Our Ancillary Services segment contributed approximately 3% of our total revenue in each of 2022, 2021 and 2020.
We employ two models in our network of multi-specialty physician practices. In one model, we wholly own and operate physician practices. For example, in the state of Florida, where the law does not preclude a business corporation from employing physicians, we wholly-own and operate physician practices in several locations throughout Florida. In the other model, we operate physician practices pursuant to long-term management service agreements with separate professional corporations that are wholly-owned by physicians.
Until it was closed in the third quarter of 2020, we offered physicians toxicology testing services through our wholly-owned diagnostic laboratory based in Tampa, Florida.
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
Acquisition and Development Programs
Acquisition Program. In addition to our corporate strategy, we continuously evaluate opportunities to expand our presence in the surgical facility market by making strategic acquisitions of existing surgical facilities and by developing new surgical facilities in cooperation with local physician partners and, when appropriate, health care systems and other strategic partners. We generally structure our partnerships where either we are a majority owner partnered with physicians or we are a minority owner with buy-up rights. These buy-

up rights give us the option to own a controlling interest at some point in the future. Alternatively, we may choose to pursue a strategic relationship with physicians and a health care system.
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
Competition
In each market in which we operate a surgical facility, we compete with hospitals and operators of other surgical facilities to attract physicians and patients. We believe that the competitive factors that affect our surgical facilities’ ability to compete for physicians are convenience of location of the surgical facilities, quality of care offered, convenience of scheduling, professionalism and cleanliness of facilities, access to capital and participation in private insurance programs. In addition, we believe our national prominence, scale and reputation are instrumental in attracting physicians. We believe that our surgical facilities attract patients based upon our quality of care, the specialties and reputations of the physicians who operate in our surgical facilities, participation in managed care programs, ease of access and convenient scheduling and registration procedures.
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
Human Capital Resources
At December 31, 2022, we had approximately 12,200 employees, including approximately 3,100 part-time employees. None of our employees are represented by a collective bargaining agreement. Our mission is to enhance patient quality of life through partnership. We appreciate that our colleagues are key to creating value and believe that we have a good relationship with them. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment.

We have established, and continue to enhance and refine, a comprehensive set of practices for engaging, recruiting, developing, managing and optimizing the human resources of our organization. In general, we seek to attract, develop and retain an engaged workforce and improve talent management processes accordingly. We offer a competitive range of compensation and benefit programs. We also are committed to the health and safety of our patients, employees, and medical staff, including the implementation of additional safety measures in light of the COVID-19 pandemic and CMS COVID Vaccination Regulations. Our code of conduct promotes integrity, accountability and transparency, among other high ethical standards and a focus on employee welfare.
Our surgical facilities are staffed by licensed physicians. We generally do not enter into contracts with physicians who use our surgical facilities, other than partnership and operating agreements with physicians who own interests in our surgical facilities, agreements for anesthesiology services and medical director agreements. Most physicians are not employees of our surgical facilities and are not contractually required to use our facilities. Physicians who use our surgical facilities also use other facilities or hospitals and may choose to perform procedures in an office-based setting that might otherwise be performed at our surgical facilities. Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other health care providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities.
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

Governmental Regulation
General
We are subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights, discrimination, building codes and medical waste and other environmental issues. Federal, state and local governments are expanding the regulatory requirements on businesses like ours. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of our operations.
Regulatory Development in Response to COVID-19
Numerous legislative and regulatory actions were taken in an attempt to provide businesses, including health care providers, with relief from the negative impacts of the COVID-19 pandemic. The legislative and regulatory responses to the COVID-19 pandemic generally impact many of the statutes, regulations and policies summarized or discussed throughout this Annual Report.
CARES Act and Other Stimulus Legislation
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. Among other things, the CARES Act contains a number of provisions that are intended to assist health care providers as they combat the effects of the COVID-19 public health emergency. The healthcare-specific provisions include:
•the temporary suspension of Medicare sequestration, which began May 1, 2020 and ultimately was extended to April 1, 2022. The sequestration adjustment was phased back in with a 1% reduction beginning April 1, 2022, and returned to 2% on July 1, 2022.
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
The underlying terms and conditions of grant funds received through the CARES Act, the Bill and other governmental assistance programs, including auditing and reporting requirements, was initially subject to changing and evolving interpretation by HHS. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such payments may result in our inability to recognize certain payments, changes in the estimate of amounts recognized, or the derecognition of amounts previously recognized. Such changes may be material.
For more information, please refer to Note 1. "Organization and Summary of Accounting Policies - Medicare Accelerated Payments and Deferred Government Grants" to our audited consolidated financial statements for the year ended December 31, 2022 included elsewhere herein.
Waivers or Temporary Suspension of Certain Regulatory Requirements
In addition to the financial and other relief that has been provided by the federal government through the CARES Act and other legislation that has been passed by Congress, CMS and many state governments have also issued a number of waivers and temporary suspensions of health care facility licensure, certification, and reimbursement requirements in order to provide hospitals, ASCs, physicians, and other health care providers with increased flexibility to meet the challenges presented by the COVID-19 public health emergency. Many states have also suspended the enforcement of certain regulatory requirements to ensure that health care providers have sufficient capacity to treat COVID-19 patients. These regulatory changes are temporary, and we anticipate substantially all requirements will be reinstated in all material respects at the conclusion of the public health emergency.
Anticipated Expiration of Public Health Emergency

On January 30, 2023, the Biden Administration announced its intent to end the COVID-19 public health emergency declaration effective as of the end of the day on May 11, 2023. As a result of the expiration of the public health emergency, many Medicare and Medicaid waivers and broad flexibilities deemed necessary to expand healthcare system capacity and to allow the health care system to weather the heightened strain created by COVID-19 will come to an end. We continue to closely monitor legislative actions and regulatory guidance at the federal, state and local levels with respect to the CARES Act and other governmental programs related to the COVID-19 public health emergency.

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
As of December 31, 2022, the majority of our facilities were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care, two of the major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of health care facilities. The effect of accreditation by these organizations is to exempt the facilities from routine surveys by state agencies to determine compliance with CMS requirements. These accredited facilities are subject to periodic surveys by the accrediting organization to ensure that they are in compliance with the applicable standards. Many private insurance health plans require our facilities to be accredited by one or both of these organizations in order to be participating providers. Failure to maintain accreditation would cause a facility to become subject to state survey agency oversight and potentially subject to increased scrutiny by CMS, and could result in a loss of payment from private insurance health plans.
Executive Order
On July 9, 2021, President Biden issued an executive order that is intended to promote competition in the U.S. economy. Among other things, the executive order encourages the Federal Trade Commission ("FTC") to ban or limit non-compete agreements, encourages the U.S. Department of Justice ("DOJ") and the FTC to review and revise their merger guidelines to ensure that patients are not harmed by healthcare mergers, and instructs HHS to support existing price transparency rules and implement the legislation that was recently adopted to address surprise billing. We cannot predict how, if at all, the various initiatives set forth in the executive order will be implemented by the regulatory agencies involved or the impact that the executive order will have on operations. For example, the FTC recently published a proposed rule that would prohibit employers from entering into non-compete agreements and nullify existing non-competes.
Affordable Care Act Repeal Efforts
Initiatives to repeal or modify the Patient Protection and Affordable Care Act (the "Affordable Care Act") have been persistent over the past several years. As of December 31, 2022, legislative efforts to repeal and replace the Affordable Care Act in full have not been successful. However, as a result of the enactment of the Tax and Jobs Act of 2017, the tax penalty associated with the so-called "individual mandate," which requires most individuals to obtain qualifying health insurance coverage or pay a tax penalty, was reduced to zero starting in 2019. The effective repeal of the individual mandate tax penalty and any other future repeal or replacement of the Affordable Care Act may have significant impact on the reimbursement for health care services generally, and may cause more individuals to become uninsured, rendering them unable to afford our health care services. In 2021, the U.S. Supreme Court dismissed a case that sought to invalidate the Affordable Care Act; however, the Affordable Care Act remains subject to various challenges. Accordingly, there can be no assurance that the adoption of any future federal or state health care reform legislation, or any ruling by a court with respect to the Affordable Care Act, will not have a negative financial impact on the Company.
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
“Controlled Company” Status
Prior to the completion of a public offering of our common stock and a concurrent private placement in the fourth quarter of 2022, we were a “controlled company” within the meaning of Nasdaq rules and qualified for exceptions from certain corporate governance and other requirements. Although we are no longer a “controlled company” within the meaning of the rules of Nasdaq, we may qualify for certain exceptions during a one-year transition period and our largest stockholder continues to have significant influence over the Company. See Item 1A. “Risk Factors-Governance Risks-Our largest stockholder has significant influence over us, including influence over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.”

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
•A pandemic, epidemic or outbreak of a contagious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.
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
Governance Risks
•Our largest stockholder has significant influence over us, including influence over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
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
We depend upon private and governmental third-party sources of payment for the services provided by physicians in our physician network and to patients in our surgical facilities, including surgical hospitals. We derived approximately 42%, 43% and 39% in 2022, 2021 and 2020, respectively, of our revenue from government payors, including Medicare and Medicaid programs. The amounts that we receive from the Medicare and Medicaid programs for our services are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; refinements to the Medicare Ambulatory Surgery Center payment system and refinements made by CMS to Medicare’s reimbursement policies; requirements for utilization review; and federal and state funding restrictions; any of which could materially adversely affect payments we receive from these government programs, as well as affect the timing of payments to our facilities.
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
Payments from private insurance payors, including state workers’ compensation programs and managed care organizations, represented approximately 52%, 51% and 54% of our patient service revenue in 2022, 2021 and 2020, respectively. Most of these payments came from private insurance payors with which our facilities have contracts. Managed care companies such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private insurance payors. If we fail to enter into favorable contracts or maintain satisfactory relationships with private insurance organizations, our revenue may decrease. Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of health care services, including insurance companies and employers, to revise payment methods and monitor health care expenditures in an effort to contain health care costs. For instance, private insurance payors may lower reimbursement rates in response to increased obligations on payors imposed by the Affordable Care Act or future reductions in Medicare reimbursement rates. Further, private insurance payors may narrow their provider networks in response to the need to negotiate lower reimbursement rates with providers. If we are unable to maintain strong relationships with these payors, we may not be able to participate in these narrow provider networks.
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
Additionally, payments from workers’ compensation payors represented approximately 4%, 5% and 6% of our patient service revenue in 2022, 2021 and 2020, respectively. A majority of states have implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If states reduce the amounts paid to providers under the workers’ compensation fee schedules, it could have an adverse impact on our operating results.
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
Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other health care providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities and in contracting with private insurance payors in each of our markets. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all health care providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the year-ended December 31, 2022, our salary and benefit expenses represented approximately 29% of our revenue. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.
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
We have contracts with physicians and other health professionals in many states. Some of our physician services contracts, as well as many of our physician services contracts with hospitals, include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit us from entering into non-compete agreements with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants against physicians and other health care professionals. Furthermore, the Federal Trade Commission ("FTC") recently published a proposed rule that would prohibit employers from entering into non-compete agreements and nullifying existing non-competes. Therefore, there can be no assurance that our non-compete agreements related to employed or otherwise contracted physicians and other health professionals will be enforceable if challenged in certain states or if the proposed FTC rule is adopted in its current form. In such event, we would be unable to prevent former employed or otherwise contracted physicians and other health professionals from competing with us, potentially resulting in the loss of some of our hospital contracts and other business. Additionally, certain facilities have the right to employ or engage our providers after the termination or expiration of our contract with those facilities and cause us not to enforce our non-compete provisions related to those providers.
Our surgical facilities are sensitive to regulatory, economic and other conditions in the states where they are located.
Our revenue is particularly sensitive to regulatory, economic and other conditions in the states of Texas and Idaho. As of December 31, 2022, we owned and operated eleven consolidated surgical facilities in Texas. The Texas facilities represented approximately 12% of our revenue in fiscal 2022.
In addition, we own and operate three consolidated surgical facilities in Idaho, representing approximately 26% of our revenue during fiscal 2022. These surgical facilities also provide ancillary services, including physician practices, radiation oncology and anesthesia services. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, including Idaho, our case volumes could decline in such states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
We had net losses attributable to Surgery Partners, Inc. of $54.6 million, $70.9 million and $116.1 million, in 2022, 2021 and 2020, respectively. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. Growth of our revenue may slow or revenue may decline and expenses may increase for a number of possible reasons, including reduced demand for our services, regulatory shifts and other risks and uncertainties. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report. All of these factors could contribute to future net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
As of December 31, 2022, we and our subsidiaries had approximately $2.6 billion aggregate principal amount of indebtedness outstanding, which includes approximately $1.4 billion principal amount of senior secured term loans (the "Term Loan") outstanding, $185.0 million senior unsecured notes due 2025 (the "2025 Unsecured Notes") and $320.0 million senior unsecured notes due 2027 (the "2027 Unsecured Notes"). As of December 31, 2022, we had no outstanding borrowings under our $350.0 million senior secured revolving credit facility (the "Revolver" and, together with the Term Loan, the "Senior Secured Credit Facilities" and, together with the 2025 Unsecured Notes and the 2027 Unsecured Notes, the "Senior Indebtedness"). After giving effect to the $8.0 million principal amount of outstanding letters of credit issued under our Revolver, we had $342.0 million of unused commitments available to be borrowed under the Revolver. In addition to the Senior Indebtedness, our aggregate principal amount of indebtedness outstanding includes approximately $757.0 million of notes payable and finance lease obligations primarily related to property and equipment for operations. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. In addition, subject to applicable restrictions under our Senior Indebtedness, we may incur significant additional indebtedness, which may be secured, from time to time, which could have important consequences, including:
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
In addition, as of December 31, 2022, we had approximately $342.0 million available for additional borrowings under the Revolver (after giving effect to the $8.0 million aggregate principal amount of outstanding letters of credit issued under our Revolver at such time). If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
We own and operate our surgical facilities through limited partnerships and limited liability companies. Local physicians, physician groups and health care systems also own an interest many of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. For some of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide. At December 31, 2022, our intercompany loans totaled $32.5 million. Through these loans we may have a security interest in the partnership’s or limited liability company’s assets, depending upon the terms thereof in each instance. However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans, or such loans are challenged under certain health care laws. Additionally, at December 31, 2022, our global intercompany note, which we use to transfer debt balances between our subsidiaries, had a zero balance.
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

The Term Loan bears interest at a rate per annum equal to (x) the London Interbank Offered Rate ("LIBOR") plus a margin 3.75% per annum (LIBOR shall be subject to a floor of 0.75%) or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.50% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (the alternative base rate shall be subject to a floor of 1.75%)) plus a margin of 2.75% per annum.
The Revolver bears interest at a non-default rate per annum equal to (x) the Secured Overnight Financing Rate ("SOFR") (plus a customary SOFR adjustment) plus a margin of up to 3.25% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month SOFR (plus a customary SOFR adjustment) plus 1.00% per annum) plus a margin of up to 2.25% per annum.
Discontinuation, reform or replacement of LIBOR may adversely affect our business.
The credit agreement governing the Senior Secured Credit Facilities permits interest on our Term Loan borrowings to be calculated based on LIBOR. LIBOR and certain other interest "benchmarks" may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by June 2023. If the phase out occurs as planned, the interest rate applicable to our Term Loan may be calculated based on an alternative, comparable or successor rate which may have a material adverse impact on the cost of the variable rate portion of our indebtedness. The timing and result of the phase out of LIBOR are unclear, and efforts of industry groups to develop a suitable successor are not guaranteed to result in a viable or widely adopted replacement for LIBOR. If LIBOR becomes unavailable before a suitable replacement is widely adopted, it could have a material adverse impact on the availability of variable rate financing.
As of December 31, 2022, we also had interest rate swap agreements based on LIBOR. If LIBOR becomes unavailable, it is unclear how payments under those agreements would be calculated. Relevant industry groups are seeking to create a standard protocol addressing the expected discontinuation of LIBOR, but there can be no assurance that such a protocol will be developed or implemented with respect to our swap agreements.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2022, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $540.9 million and state NOL carryforwards of approximately $581.1 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition, as a result of the Symbion acquisition, approximately $116.7 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the Novamed acquisition, approximately $9.2 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of our acquisition of NSH Holdco, Inc. ("NSH") on August 31, 2017, approximately $24.7 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. Further, the sale of H.I.G. Surgery Centers, LLC's ("H.I.G.") shares to Bain Capital in connection with the Transactions resulted in an ownership change as defined in Section 382. As a result, we will not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. These limitations, when combined with amounts allowable due to net unrecognized built in gains, are not expected to impact the realization of the deferred tax assets associated with these NOLs. The Company has $446.2 million of federal NOL carryforwards that will begin to expire in 2030 and will completely expire in 2037. The remaining federal NOL carryforwards, which were generated after 2017, do not expire. Our state NOL carryforwards will expire between 2023 and 2042. Future ownership changes may subject our NOL carryforwards to further annual limitations, which could restrict our ability to use them to offset our taxable income in periods following the ownership changes.
Our stock price could be volatile, and, as a result, our stockholders may not be able to resell their shares at or above the price paid for them.
Since our initial public offering, the price of our common stock as reported on The Nasdaq Global Select Market has ranged from a low of $4.00 on March 18, 2020 to a high of $69.58 on June 25, 2021. The price of our common stock could be subject to fluctuations in response to a number of factors, including those described elsewhere in this Annual Report and others such as:
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
We and our third-party vendors have been and likely will continue to be subject to attempted cybersecurity attacks. Although there has been no material impact on our business or operations from these attempted attacks, there can be no assurance that we or our third-party vendors will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to provide various health care services.
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
Moreover, another trend impacting health care providers is the increased use of the FCA, particularly by individuals who bring actions under that law. Under the "qui tam," or whistleblower, provisions of the FCA, private parties may bring actions on behalf of the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $12,526 and $25,076 for each false claim submitted to the government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits under the FCA have increased significantly in recent years; thus, the risk that we will have to defend a false claims action, pay significant fines or be excluded from the Medicare and Medicaid programs has increased.
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
Governance Risks
Our largest stockholder has significant influence over us, including influence over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2022, affiliates of Bain Capital owned approximately 46.2% of our outstanding common stock. Although we are no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq, affiliates of Bain Capital continue to be able to strongly influence or effectively control our decisions.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Brentwood, Tennessee, where we currently lease approximately 29,670 square feet of office space pursuant to an agreement with an initial term expiring December 31, 2027. Our surgical facilities typically are located on real estate leased by the partnership or limited liability company that operates the facility. Of our 146 surgical facilities, 142 utilize leased real property. These leases generally have initial terms of 10 years, but range from 2 to 15 years. Most of the leases contain options to extend the lease period for up to 10 additional years. We generally guarantee the lease obligations of the partnerships and LLCs that own our surgical facilities. We expect to be able to renew or replace a substantial majority of these leases on substantially similar terms as they come due. Most of our ASCs range in size from 8,000 to 12,000 square feet and are specifically tailored to meet the needs of physician-partners and their specialties. We believe these spaces are sufficient and adequate for our needs at this time.
Item 3. Legal Proceedings
We are, from time to time, subject to claims and suits, or threats of claims or suits, relating to our business, including claims for damages for personal injuries, breach of management contracts and employment-related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, which may not be covered by insurance or may otherwise have a material adverse effect on our business or results of operations. In the opinion of management, we are not currently a party to any proceedings that would have a material adverse effect on our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades under the symbol "SGRY" on the Nasdaq Global Select Market.
Stockholders
As of February 22, 2023, there were 167 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid a cash dividend on our common stock, and we have no current plans to declare or pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of our or our subsidiaries' existing or future indebtedness, including our existing credit facility. Additionally, because we are a holding company, we would depend on distributions from our subsidiaries to fund any potential dividends.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Dow Jones U.S. Health Care Providers Index. The graph begins on December 31, 2017, and the comparison assumes $100 was invested in our common stock and in each of the indices on such date and assumes the reinvestment of dividends, if any.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Surgery Partners, Inc.	$100.00	$80.91	$129.38	$239.75	$441.40	$230.25
Nasdaq Composite Index	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61
Dow Jones U.S. Health Care Providers Index	$100.00	$108.12	$127.63	$142.87	$186.51	$188.70
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
The Company did not repurchase any shares of common stock during the three months ended December 31, 2022. At December 31, 2022, the Company continued to have authority to repurchase up to $46.0 million of shares of common stock under the share repurchase program.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding certain of the risks and uncertainties that affect our business and the industry in which we operate, please see Item 1A. "Risk Factors" and Item 9A. "Controls and Procedures" found elsewhere in this Annual Report. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries. Unless the context implies otherwise, the term "affiliates" means direct and indirect subsidiaries of Surgery Partners, Inc., and partnerships and joint ventures in which such subsidiaries are partners. The terms "facilities" or "hospitals" refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term "employees" refers to employees of affiliates of Surgery Partners, Inc.
Executive Overview
As of December 31, 2022, we owned or operated, primarily in partnership with physicians, a portfolio of 146 surgical facilities comprised of 127 ASCs and 19 surgical hospitals across 31 states. We owned a majority interest in 93 of the surgical facilities and consolidated 118 of these facilities for financial reporting purposes.
Total revenues for 2022 increased 14.1% to $2.5 billion from $2.2 billion in 2021. The increase in revenues is attributable to same-facility revenue growth and acquisitions completed in 2022 and 2021. Days adjusted same-facility revenues for 2022 increased 7.7% from 2021, with a 3.6% increase in revenue per case and a 3.9% increase in same-facility cases. Additionally, for 2022, Adjusted EBITDA increased 12.0% to $380.2 million compared to $339.6 million for 2021. The increase in Adjusted EBITDA is primarily attributable to revenue growth, continued cost management initiatives and acquisitions completed in 2022 and 2021. For 2022, the net loss attributable to common stockholders was $54.6 million compared to $81.2 million for 2021. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and other portfolio management initiatives. During 2022 we completed the following:
•We acquired controlling interests in seven surgical facilities, two of which were merged into existing facilities, and a physician practice for aggregate cash consideration of $146.4 million, net of cash acquired, non-cash consideration of $5.6 million and assumed debt of $39.4 million.
•We acquired non-controlling interests in seven surgical facilities and seven in-development de novo surgical facilities for an aggregate cash purchase price of $95.1 million.
•We sold our interests in two surgery centers, one of which was previously accounted for as an equity method investment, for net cash proceeds of $25.7 million.
We had cash and cash equivalents of $282.9 million and $342.0 million of borrowing capacity under our revolving credit facility at December 31, 2022. Operating cash flows were $158.8 million in 2022, an increase of $71.7 million compared to the prior year. The increase was primarily attributable to the receipt of stockholder litigation proceeds of $32.8 million in the 2022 period and a DOJ settlement payment of $32.2 million, including interest, made during the 2021 period. Net operating cash inflows, including operating cash flows less distributions to non-controlling interests, were $12.0 million for 2022.
Impact of COVID-19
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
Executive Order
On July 9, 2021, President Biden issued an executive order that is intended to promote competition in the U.S. economy. Among other things, the executive order encourages the FTC to ban or limit non-compete agreements, encourages the DOJ and the FTC to review and revise their merger guidelines to ensure that patients are not harmed by healthcare mergers, and instructs HHS to support existing price transparency rules and implement the legislation that was recently adopted to address surprise billing. We cannot predict how, if at all, the various initiatives set forth in the executive order will be implemented by the regulatory agencies involved or the impact that the executive order will have on operations. For example, the FTC recently published a proposed rule that would prohibit employers from entering into non-compete agreements and nullify existing non-competes.
Revenues
Our revenues consist of patient service revenues and other service revenues. Patient service revenues consist of revenue from our Surgical Facility Services and Ancillary Services segments. Specifically, patient service revenues include fees for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes, as well as for patient visits to our physician practices, anesthesia services, pharmacy services and diagnostic screens ordered by our physicians. Other service revenues include management and administrative service fees derived from our non-consolidated facilities that we account for under the equity method, management of surgical facilities and physician practices in which we do not own an interest, management services we provide to physician practices for which we are not required to provide capital or additional assets and other non-patient services. For the year ended December 31, 2020, other service revenues also includes optical service revenues, which consisted of handling charges billed to the members of our optical products purchasing organization, which was sold on December 31, 2020.
The following table summarizes revenues by service type as a percentage of total revenues:

	Year Ended December 31,
	2022	2021	2020
Patient service revenues:
Surgical facilities revenues	95.8%	95.7%	95.3%
Ancillary services revenues	2.7%	3.0%	3.4%
Total patient service revenues	98.5%	98.7%	98.7%
Other service revenues	1.5%	1.3%	1.3%
Total revenues	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Year Ended December 31,
	2022	2021	2020

Private insurance payors	51.5%	50.6%	53.9%
Government payors	42.3%	43.3%	38.6%
Self-pay payors	2.6%	2.8%	3.2%
Other payors (1)	3.6%	3.3%	4.3%
Total	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2022	2021	2020

Orthopedics and pain management	36.4%	35.7%	39.3%
Ophthalmology	24.3%	26.3%	25.3%
Gastrointestinal	22.9%	22.3%	19.4%
General surgery	3.0%	3.0%	3.1%
Other	13.4%	12.7%	12.9%
Total	100.0%	100.0%	100.0%
Segment Information
Our business is currently comprised of two segments: (1) Surgical Facility Services and (2) Ancillary Services. On December 31, 2020, we sold the remaining assets of the Optical Services segment. For more information about the components of each segment, please see Part I, Item 1. "Business-Operations" included elsewhere in this Annual Report. The "All other" line item below primarily consists of amounts attributable to the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Surgical Facility Services	$2,470.4	$2,157.8	$1,793.4
Ancillary Services	68.9	67.3	63.6
Optical Services	—	—	3.1
Total revenues	$2,539.3	$2,225.1	$1,860.1

Adjusted EBITDA:
Surgical Facility Services	$473.6	$422.0	$339.3
Ancillary Services	(2.3)	1.7	(3.4)
Optical Services	—	—	1.4
All other	(91.1)	(84.1)	(80.7)
Total Adjusted EBITDA (1)	$380.2	$339.6	$256.6

Supplemental Information:
Cash purchases of property and equipment, net:
Surgical Facility Services	$74.3	$55.0	$38.7
Ancillary Services	1.1	0.5	0.4
All other	5.2	2.1	3.8
Total cash purchases of property and equipment, net	$80.6	$57.6	$42.9
(1)For a reconciliation of Adjusted EBITDA to income before income taxes as reflected in the audited consolidated statements of operations see "Certain Non-GAAP Measures" below.

	December 31,
	2022	2021
Assets:
Surgical Facility Services	$6,001.1	$5,552.8
Ancillary Services	41.7	47.5
All other	639.3	517.3
Total assets	$6,682.1	$6,117.6
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
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to revenue recognition during the years ended December 31, 2022, 2021 and 2020.
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
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our average days sales outstanding was 64 and 67 days for the years ended December 31, 2022 and 2021, respectively.
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

There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to accounts receivable during the years ended December 31, 2022, 2021 and 2020.
Income Taxes
We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If an NOL and/or interest limitation ("163(j)") carryforward exists, we make a determination as to whether that NOL and/or 163(j) carryforward will be utilized in the future. A valuation allowance will be established for certain NOL and 163(j) carryforwards and other deferred tax assets where their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets is based upon estimates and assumptions related to our ability to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.
As of December 31, 2022, we had unused federal NOL carryforwards of approximately $540.9 million. Such losses expire in various amounts at varying times beginning in 2030. Unless they expire, these NOL carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.
We recorded a valuation allowance against our deferred tax assets at December 31, 2022 and 2021 totaling $114.7 million and $113.0 million, respectively. The valuation allowance has been established for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized, which are primarily Section 163(j) interest carryforwards and certain state net operating losses and state credit carryforwards. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in health care regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense and/or other comprehensive income in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as amended (the "Code") imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its NOLs to reduce its tax liability. An "ownership change" is generally defined as any change in ownership of more than 50.0% of a corporation’s "stock" by its "5-percent shareholders" (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. As a result of the Symbion acquisition in 2014, approximately $116.7 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the NovaMed acquisition in 2011, approximately $9.2 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of the acquisition of NSH, approximately $24.7 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. The acquisition of shares of the Company by Bain Capital in 2017 to become the controlling stockholder resulted in an ownership change as defined in Section 382. As a result, approximately $415.9 million in NOL carryforwards are subject to an annual Section 382 base limitation of $14.2 million. At this time, we do not believe this limitation, when combined with amounts allowable due to net unrecognized built in gains, will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to income taxes during the years ended December 31, 2022, 2021 and 2020.
Impairment of Goodwill
Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level, which is defined as one level below an operating segment, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. During 2022, the Company had identified two reporting units, which include the following: 1) Surgical Facilities and 2) Ancillary Services. Prior to 2021, the Company had a third reporting unit, Alliance, which was a component of the Optical Services operating segment.
The Company tests its goodwill for impairment at least annually, as of October 1, or more frequently if certain indicators arise. A detailed evaluation of potential impairment indicators was performed, which specifically considered recent increases in interest rates, inflation risk and market volatility.
As of October 1, 2022, all of the Company's goodwill was allocated to the Surgical Facilities reporting unit. As of the October 1, 2022 valuation, the fair value for the Surgical Facilities reporting unit was substantially in excess of its carrying value.
Subsequent to the date of our annual impairment test, the Company considered its operating results for the fourth quarter of 2022, macroeconomic, industry and market conditions, and other market indicators including its market capitalization. Based on its evaluation of all such factors, the Company concluded that no event had occurred and no circumstances had changed that would more likely than not reduce the fair value of its reporting units below their carrying values.

In 2022 and 2021 there were no non-cash impairment charges.
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
Results of Operations
The following tables summarize certain results from the statements of operations for the periods indicated (dollars in millions):

	Year Ended December 31,
	2022	2021	2020

Revenues	$2,539.3	$2,225.1	$1,860.1
Operating expenses:
Cost of revenues	1,964.4	1,733.7	1,480.3
General and administrative expenses	102.2	104.0	97.1
Depreciation and amortization	114.8	98.8	94.8
Transaction and integration costs	47.5	39.8	23.2
Grant funds	(2.4)	(37.9)	(46.2)
Loss on disposals and deconsolidations, net	11.1	2.2	5.7
Equity in earnings of unconsolidated affiliates	(12.5)	(11.3)	(10.8)
Litigation settlements	(29.3)	—	1.2
Loss on debt extinguishment	14.9	9.1	—
Impairment charges	—	—	33.5
Other income	(16.6)	(15.5)	(1.7)
	2,194.1	1,922.9	1,677.1
Operating income	345.2	302.2	183.0
Interest expense, net	(234.9)	(221.0)	(201.8)
Income (loss) before income taxes	110.3	81.2	(18.8)
Income tax (expense) benefit	(23.3)	(10.5)	20.1
Net income	87.0	70.7	1.3
Less: Net income attributable to non-controlling interests	(141.6)	(141.6)	(117.4)
Net loss attributable to Surgery Partners, Inc.	$(54.6)	$(70.9)	$(116.1)
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues. Revenues for 2022 and 2021 were as follows (dollars in millions):

	Year Ended December 31,
	2022	2021

Patient service revenues	$2,502.1	$2,195.0
Other service revenues	37.2	30.1
Total revenues	$2,539.3	$2,225.1
Patient service revenues increased 14.0% to $2.5 billion in 2022 compared to $2.2 billion in 2021. The increase was driven by a 7.7% increase in days adjusted same-facility revenues and acquisitions completed in 2022 and 2021. The increase in days adjusted same-facility revenues was attributable to a 3.9% increase in same-facility case volumes and a 3.6% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $2.0 billion in 2022 compared to $1.7 billion in 2021. The increase was primarily driven by acquisitions completed in 2022 and 2021. As a percentage of revenues, cost of revenues was 77.4% and 77.9% for 2022 and 2021, respectively.
General and Administrative Expenses. General and administrative expenses were $102.2 million and $104.0 million in 2022 and 2021, respectively. As a percentage of revenues, general and administrative expenses were 4.0% in 2022 compared to 4.7% in 2021. The decrease was primarily driven by ongoing cost management initiatives.

Depreciation and Amortization. Depreciation and amortization expenses were $114.8 million and $98.8 million in 2022 and 2021, respectively. The increase is primarily due to acquisitions completed in 2022 and 2021. As a percentage of revenues, depreciation and amortization expenses were 4.5% in 2022 and 4.4% in 2021.
Transaction and Integration Costs. We incurred $47.5 million of transaction and integration costs in 2022 compared to $39.8 million in 2021. The costs for both periods primarily relate to ongoing development initiatives and the integration of acquisitions we completed in 2022 and 2021.
Grant Funds. Based on guidance from HHS and other authorities, the Company updated its estimate of the amount of grant funds received that qualify for recognition, resulting in the recognition of $2.4 million during 2022. Grant funds recognized were $37.9 million in 2021. For further discussion, see Note 1. "Organization and Summary of Accounting Polices - Medicare Accelerated Payments and Deferred Governmental Grants" to our consolidated financial statements included elsewhere in this Annual Report.
Loss on Disposals and Deconsolidations, Net. The $11.1 million loss on disposals and deconsolidations, net in 2022 was primarily attributable to our disposal and deconsolidation activity in the period (See Note 2. "Acquisitions and Dispositions" to our consolidated financial statements included elsewhere in this Annual Report). The loss on disposals and deconsolidation, net was $2.2 million in 2021, including a $4.0 million net gain on the sale of three surgical facilities, a physician practice and certain other assets, offset by a net loss of $6.2 million related to disposals of other long-lived assets.
Litigation Settlements. Litigation settlements in 2022 was primarily attributable to the resolution of the stockholder litigation matter, as discussed in Note 13. "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report. There was no comparable activity for the 2021 period.
Loss on Debt Extinguishment. We incurred a loss on debt extinguishment of $14.9 million for the 2022 period related to the partial redemption of our 10.000% Senior Unsecured Notes due 2027 and the voluntary prepayment on our senior unsecured term loan (See Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report). We incurred a loss on debt extinguishment of $9.1 million for the 2021 period related to an amendment to our credit agreement, which refinanced all of the then existing term loans.
Interest Expense, Net. Interest expense, net was $234.9 million in 2022 compared to $221.0 million in 2021. The increase primarily relates to an increase in finance lease obligations as a result of the modification of certain existing facility real estate leases that were previously classified as operating leases (See Note 6. "Leases" to our consolidated financial statements included elsewhere in this Annual Report). As a percentage of revenues, interest expense, net was 9.3% in 2022 compared to 9.9% in 2021.
Income Tax (Expense) Benefit. Income tax expense was $23.3 million and $10.5 million for 2022 and 2021, respectively. The effective tax rate was 21.2% for 2022 compared to 12.9% in 2021. The 2022 increase primarily relates to a reduced impact from income attributable to non-controlling interests on the Company’s effective tax rate when compared to 2021. For 2022, the effective tax rate is primarily impacted by income tax expense related to (i) the valuation allowance on the interest limitation under IRC Sec. 163(j), and income tax benefits related to (ii) vesting of certain restricted stock awards, (iii) net income attributable to non-controlling interests, and (iv) certain 2022 entity divestitures.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.6% in 2022 and 6.4% in 2021.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Our discussion regarding the comparison of the year ended December 31, 2021 compared to the year ended December 31, 2020 was previously disclosed beginning on page 45 in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 1, 2022, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended December 31, 2021 Compared to Year Ended December 31, 2020" and is hereby incorporated herein by reference.
Liquidity and Capital Resources
Cash and cash equivalents were $282.9 million at December 31, 2022 compared to $389.9 million at December 31, 2021.
The primary source of our operating cash flows is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. Our cash flows provided by operating activities was $158.8 million in 2022 compared to $87.1 million in 2021. The increase is primarily attributable to the receipt of stockholder litigation proceeds of $32.8 million in the 2022 period and a DOJ settlement payment of $32.2 million made during the 2021 period.
Net cash used in investing activities in 2022 was $307.9 million compared to $331.7 million in 2021. Key factors contributing to the change include:
•A decrease in payments for acquisitions (net of cash acquired) of $139.4 million, partially offset by an increase in purchases of equity method investments of $95.1 million;
•An increase in proceeds of $6.9 million from disposals of facilities and $7.4 million from sales of equity method investments;

•An increase in purchases of property and equipment of $23.0 million and other investing activities of $11.8 million.
Net cash provided by financing activities in 2022 was $42.1 million compared to $316.3 million in 2021. Key factors contributing to the change include:
•An increase of $518.8 million in repayments of long-term debt, payment of a premium on debt extinguishment of $11.3 million and a decrease in borrowings of $81.6 million;
•An increase in equity offering proceeds, net of related costs of $303.5 million;
•A decrease in payments related to ownership transactions with non-controlling interest holders of $25.0 million, partially offset by an increase in distributions to non-controlling interest holders of $15.8 million;
•Decreased payments of $11.7 million for debt issuance costs, $5.1 million for preferred dividends and $8.0 million related to other financing activities.
Discussion of the operating, investing and financing activities for the year ended December 31, 2021 was previously disclosed beginning on page 46 in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 1, 2022, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and is hereby incorporated herein by reference.
Debt
As of December 31, 2022, the carrying value of our total indebtedness was $2.622 billion, which includes unamortized fair value discount of $2.1 million and unamortized deferred financing costs and issuance discount of $10.2 million.
Term Loan and Revolving Credit Facility
As of December 31, 2022, we had term loan borrowings with a carrying value of $1.370 billion, consisting of outstanding aggregate principal of $1.372 billion and unamortized fair value discount of $2.1 million (the "Term Loan"). The Term Loan matures on August 31, 2026. In connection with 2025 Notes Redemption (defined below), the Term Loan is no longer subject to accelerated maturity. In December 2022, we made a voluntary prepayment of $150.0 million without premium or penalty. As a result of the prepayment, the Term Loan is no longer subject to quarterly amortization payments prior to maturity. The Term Loan bears interest at a rate per annum equal to (x) LIBOR plus a margin of 3.75% per annum (LIBOR shall be subject to a floor of 0.75%) or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (the alternate base rate shall be subject to a floor of 1.75%)) plus a margin of 2.75% per annum.
As of December 31, 2022, we have a revolving credit facility providing for revolving borrowings of up to $350.0 million (the "Revolver" and, together with the Term Loan, the "Senior Secured Credit Facilities"). The Revolver will mature on February 1, 2026. As of December 31, 2022, our availability on the Revolver was $342.0 million (including outstanding letters of credit of $8.0 million). The Revolver bears interest at a non-default rate per annum equal to (x) SOFR (plus a customary SOFR adjustment) plus a margin of up to 3.25% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month SOFR (plus a customary SOFR adjustment) plus 1.00% per annum) plus a margin of up to 2.25% per annum. In addition, we are required to pay a commitment fee of 0.50% per annum in respect of unused commitments under the Revolver.
The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the credit agreement, we may request one or more additional incremental term loan facilities or one or more increases in the commitments on the Revolver. On January 13, 2023, the Company entered into an amendment to the credit agreement governing the Revolver, to provide a $203.8 million increase in the outstanding commitments under the Revolver.
See Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report for a further discussion of the Senior Secured Credit Facilities.
Senior Unsecured Notes
As of December 31, 2022, we have $320.0 million aggregate principal amount of senior unsecured notes due April 15, 2027 (the "2027 Unsecured Notes"), which bear interest at the rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year. In December 2022, we redeemed $225.0 million of the 2027 Unsecured Notes. The redemption price was equal to 105.000% of the principal amount redeemed plus accrued and unpaid interest.
As of December 31, 2022, we have $185.0 million aggregate principal amount of senior unsecured notes due July 1, 2025 (the "2025 Unsecured Notes"), which bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year. In December 2022, the Company redeemed $185.0 million of the 2025 Unsecured Notes (the "2025 Notes Redemption"). The redemption price was equal to 100.000% of the principal amount redeemed plus accrued and unpaid interest.
See Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report for a further discussion of the senior unsecured notes.

Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $171.3 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $585.7 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
Capital Resources
Net working capital was approximately $427.6 million at December 31, 2022 compared to $409.3 million at December 31, 2021. The increase is primarily due to increases in accounts receivable, inventories and other current assets as well as a decrease in deferred Medicare accelerated payments. These were partially offset by a decrease in cash primarily as a result of repayments of long-term debt.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.
As noted in Note 8. "Earning Per Share" to our consolidated financial statements included elsewhere in this Annual Report, in 2022, we completed a public offering and concurrent private placement pursuant to which the Company sold 36,038,469 shares of common stock, resulting in net proceeds of $857.7 million. We used a portion of the proceeds to repay $560.0 million of outstanding long-term debt in December 2022 (see Note 5. "Long-Term Debt" for further discussion).
Material Cash Requirements
The following table summarizes our material cash requirements by period as of December 31, 2022 (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest (1)	$4,053.6	$266.6	$677.4	$1,963.1	$1,146.5
Operating lease obligations, including interest (2)	456.1	61.9	111.7	90.4	192.1
Total contractual obligations	$4,509.7	$328.5	$789.1	$2,053.5	$1,338.6
(1)Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude our unamortized fair value adjustments related non-cash amortization for the Term Loan. These obligations are explained further in Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report. We used the applicable annual interest rate as of December 31, 2022 of 7.63%, based on LIBOR plus the applicable margin, for our $1.4 billion outstanding Term Loan to estimate interest payments on this variable rate debt instrument.
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
If general economic conditions, including recent increases in interest rates, inflation risk and market volatility, continue to deteriorate or remain uncertain for an extended period of time, our ability to access capital could be harmed, which could negatively affect our liquidity and ability to repay our outstanding debt.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA excluding grant funds to income (loss) before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Year Ended December 31,
	2022	2021	2020
Consolidated Statements of Operations Data:
Income (loss) before income taxes	$110.3	$81.2	$(18.8)
Plus (minus):
Net income attributable to non-controlling interests	(141.6)	(141.6)	(117.4)
Depreciation and amortization	114.8	98.8	94.8
Interest expense, net	234.9	221.0	201.8
Equity-based compensation expense	18.4	17.4	13.2
Transaction, integration and acquisition costs (1)	48.6	46.1	38.2
Loss on disposals and deconsolidations, net	11.1	2.2	5.7
Litigation settlements and other litigation costs (2)	(24.7)	5.6	6.4
Loss on debt extinguishment	14.9	9.1	—
Undesignated derivative activity (3)	(8.0)	—	—
Hurricane-related impacts (4)	1.5	(0.2)	—
Impairment charges	—	—	33.5
Gain on escrow release (5)	—	—	(0.8)
Adjusted EBITDA	$380.2	$339.6	$256.6
Less: Impact of grant funds (6)	(1.7)	(25.3)	(31.1)
Adjusted EBITDA excluding grant funds	$378.5	$314.3	$225.5
(1)This amount includes transaction and integration costs of $47.5 million, $39.8 million and $23.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.1 million, $6.3 million and $15.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)This amount includes a net litigation settlements gain of $29.3 million and a loss of $1.2 million for the years ended December 31, 2022 and 2020, respectively, with no comparable costs in 2021. This amount also includes other litigation costs of $4.6 million, $5.6 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)This amount includes the reclassification of $7.5 million of unrealized gains out of accumulated OCI into income related to the de-designation of a portion of one of the Company's interest rate caps. This amount further includes fair value changes of undesignated derivatives.
(4)Reflects losses incurred, net of insurance proceeds received at certain surgical facilities that were closed following Hurricane Ian in September 2022 and Hurricane Ida in September 2021.
(5)Included in other income in the consolidated statement of operations for the year ended December 31, 2020, with no comparable gain in 2022 and 2021.
(6)Represents the impact of grant funds recognized, net of amounts attributable to non-controlling interests.
We use Credit Agreement EBITDA as a measure of liquidity and to determine our compliance under certain covenants pursuant to our Senior Secured Credit Facilities. Credit Agreement EBITDA is determined on a trailing twelve-month basis. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Credit Agreement EBITDA is not a measurement of liquidity under GAAP, and should not be considered in isolation or as a substitute for any other measure calculated in accordance with GAAP. The items excluded from Credit Agreement EBITDA are significant components in understanding and evaluating our liquidity. Our calculation of Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Year Ended December 31, 2022

Cash flows from operating activities	$158.8
Plus (minus):
Non-cash interest expense, net	(25.9)
Non-cash lease expense	(34.8)
Deferred income taxes	(21.9)
Equity in earnings of unconsolidated affiliates, net of distributions received	1.8
Other non-cash income	7.5
Changes in operating assets and liabilities, net of acquisitions and divestitures	160.7
Income tax expense	23.3
Net income attributable to non-controlling interests	(141.6)
Interest expense, net	234.9
Transaction, integration and acquisition costs	48.6
Litigation settlements and other litigation costs	(24.7)
Undesignated derivative activity	(8.0)
Hurricane-related impacts	1.5
Acquisitions and synergies (1)	94.0
Credit Agreement EBITDA	$474.2
(1)Represents impact of acquisitions as if each acquisition had occurred on January 1, 2022. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at December 31, 2022, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2023.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures and Limitations on the Effectiveness of Controls
 An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures conducted as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) for the Company. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with GAAP. Because of the inherent limitations in any internal control, no matter how well designed, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
 Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. The assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, determined that our internal control over financial reporting was effective as of December 31, 2022.
Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. Their attestation report is included below in this Item 9A.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Surgery Partners, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Surgery Partners, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.
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
March 1, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2023 Annual Meeting of Stockholders (the "Definitive Proxy Statement"), which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the Definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated herein by reference to the Definitive Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the Definitive Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference to the Definitive Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
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
(b) Exhibits:

No.	Description

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

10.5
Amendment and Joinder to Amended and Restated Registration Rights Agreement, dated December 22, 2022, by and among Surgery Partners, Inc., BCPE Seminole Holdings LP, BCPE Seminole Holdings III, L.P. and BCPE Seminole Holdings IV, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2022).

10.6
Credit Agreement, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto, dated August 31, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2017).*

10.7
Incremental Term Loan Amendment, dated as of October 23, 2018 with Jefferies, SP Holdco I, Inc., Surgery Center Holdings, Inc. and certain other parties thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

10.8
Amendment to the Credit Agreement, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other guarantors and lenders party thereto, dated March 25, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2019).

10.9
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

10.11
Fifth Amendment to Credit Agreement, dated as of January 27, 2021, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc. Jefferies Finance LLC and the other guarantors and lenders party thereto (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed March 10, 2021).

10.12
Sixth Amendment to the Credit Agreement, dated as of May 3, 2021, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto, Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2021).

10.13
Seventh Amendment to the Credit Agreement, dated as of November 19, 2021, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto, Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 22, 2021).

10.14
Eighth Amendment to the Credit Agreement, dated as of August 18, 2022, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto, Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2022).

10.15
Ninth Amendment to the Credit Agreement, dated as of January 13, 2023, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto, Jefferies Finance LLC and the other lenders party thereto.

10.16
Tax Receivable Agreement, dated as of September 30, 2015, among Surgery Partners, Inc., H.I.G. Surgery Centers, LLC and certain other stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2015).

10.17
Amendment No. 1 to Income Tax Receivable Agreement, by and between Surgery Partners, Inc. and H.I.G. Surgery Centers, LLC (in its capacity as the Stockholders Representative), dated May 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 11, 2017).

10.18	Form of TRA Waiver and Assignment Agreement (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed March 16, 2018).
10.19 (a)	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 14, 2015).
10.20 (a)
Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 5, 2020).

10.21 (a)
First Amendment to the Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2021).

10.22 (a)
Surgery Partners, Inc. Cash Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 5, 2020).

10.23 (a)
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

10.25 (a)
Form of Non-Employee Director Non-Statutory Stock Option Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).

10.26 (a)
Form of Restricted Stock Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).

10.27 (a)
Form of Restricted Stock Award Agreement under the 2015 Surgery Partners, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 15, 2016).

10.28 (a)
Form of Performance Stock Unit Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2016).

10.29 (a)
Form of Non-Employee Director Restricted Stock Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2017).

10.30 (a)
Form of Stock-Settled Stock Appreciation Right Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2018).

10.31 (a)
Amended and Restated Employment Agreement, dated March 11, 2022, by and between Surgery Partners, Inc. and Jennifer Baldock (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2022).

10.32 (a)
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

10.35 (a)
Amendment No. 1 to Employment Agreement by and between Surgery Partners, Inc., Surgery Partners, LLC and J. Eric Evans, dated January 13, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2020).

10.36 (a)
Amended and Restated Employment Agreement, dated March 8, 2022, by and between Surgery Partners, Inc. and Anthony W. Taparo (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2022).

10.37 (a)
Amended and Restated Employment Agreement, dated March 8, 2022, by and between Surgery Partners, Inc. and Bradley R. Owens (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2022).

10.38 (a)
Employment Agreement, dated January 7, 2022, by and between Surgery Partners, Inc. and David T. Doherty (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2022).

10.39 (a)
Employment Agreement, dated November 23, 2021, by and between Surgery Partners, Inc. and Marissa Brittenham (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.40 (a)
Retirement and Consulting Agreement, dated February 25, 2022, by and between Surgery Partners, Inc. and George M. Goodwin (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.41 (a)	Employment Agreement, dated July 25, 2022, by and between Surgery Partners, Inc. and Harrison Bane.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte).
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
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
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Surgery Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Surgery Partners, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We identified surgical hospitals accounts receivable as a critical audit matter because of the significant estimates management makes to determine the price concession in estimating net accounts receivable at an amount equal to the actual consideration management expects to collect. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and application of the Company’s estimated price concessions for the surgical hospitals.
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
•We developed independent estimates of the price concessions using historical collections by payor and location and compared the independent estimates to the price concession estimate developed by management to evaluate accounts receivable.
•We considered industry, economic, and company factors to determine the appropriateness of the net realizable value of accounts receivable.

/s/ Deloitte & Touche LLP
Nashville, Tennessee
March 1, 2023

We have served as the Company's auditor since 2018.

SURGERY PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$282.9	$389.9
Accounts receivable	456.3	430.2
Inventories	71.4	61.1
Prepaid expenses	31.4	25.6
Other current assets	79.0	39.3
Total current assets	921.0	946.1
Property and equipment, net	876.6	629.7
Intangible assets, net	42.3	43.7
Goodwill	4,137.1	3,911.8
Investments in and advances to affiliates	190.3	88.7
Right-of-use operating lease assets	279.1	324.1
Long-term deferred tax assets	91.5	114.4
Other long-term assets	144.2	59.1
Total assets	$6,682.1	$6,117.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$151.6	$124.9
Accrued payroll and benefits	68.9	77.1
Medicare accelerated payments and deferred governmental grants	3.2	64.4
Other current liabilities	206.9	210.0
Current maturities of long-term debt	62.8	60.4
Total current liabilities	493.4	536.8
Long-term debt, less current maturities	2,559.0	2,878.4
Right-of-use operating lease liabilities	271.4	315.6
Other long-term liabilities	75.4	87.0

Non-controlling interests—redeemable	342.0	330.2

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 125,960,834 and 89,332,557, respectively	1.3	0.9
Additional paid-in capital	2,478.0	1,622.3
Accumulated other comprehensive income (loss)	76.2	(31.5)
Retained deficit	(557.3)	(502.7)
Total Surgery Partners, Inc. stockholders' equity	1,998.2	1,089.0
Non-controlling interests—non-redeemable	942.7	880.6
Total stockholders' equity	2,940.9	1,969.6
Total liabilities and stockholders' equity	$6,682.1	$6,117.6

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)

	Year Ended December 31,
	2022	2021	2020

Revenues	$2,539.3	$2,225.1	$1,860.1
Operating expenses:
Salaries and benefits	746.4	644.3	550.3
Supplies	709.7	636.4	538.4
Professional and medical fees	269.2	230.0	191.4
Lease expense	82.4	90.6	87.4
Other operating expenses	156.7	132.4	112.8
Cost of revenues	1,964.4	1,733.7	1,480.3
General and administrative expenses	102.2	104.0	97.1
Depreciation and amortization	114.8	98.8	94.8
Transaction and integration costs	47.5	39.8	23.2
Grant funds	(2.4)	(37.9)	(46.2)
Loss on disposals and deconsolidations, net	11.1	2.2	5.7
Equity in earnings of unconsolidated affiliates	(12.5)	(11.3)	(10.8)
Litigation settlements	(29.3)	—	1.2
Loss on debt extinguishment	14.9	9.1	—
Impairment charges	—	—	33.5
Other income, net	(16.6)	(15.5)	(1.7)
	2,194.1	1,922.9	1,677.1
Operating income	345.2	302.2	183.0
Interest expense, net	(234.9)	(221.0)	(201.8)
Income (loss) before income taxes	110.3	81.2	(18.8)
Income tax (expense) benefit	(23.3)	(10.5)	20.1
Net income	87.0	70.7	1.3
Less: Net income attributable to non-controlling interests	(141.6)	(141.6)	(117.4)
Net loss attributable to Surgery Partners, Inc.	(54.6)	(70.9)	(116.1)
Less: Amounts attributable to participating securities	—	(10.3)	(39.5)
Net loss attributable to common stockholders	$(54.6)	$(81.2)	$(155.6)

Net loss per share attributable to common stockholders - basic and diluted (1)	$(0.59)	$(1.12)	$(3.19)
Weighted average common shares outstanding - basic and diluted (1)	91,952	72,427	48,776
(1)The impact of potentially dilutive securities for all periods were not considered because the effect would be anti-dilutive in those periods.

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Year Ended December 31,
	2022	2021	2020

Net income	$87.0	$70.7	$1.3
Other comprehensive income (loss), net of tax:
Derivative activity, net of tax of $0	107.7	29.5	(10.3)
Comprehensive income (loss)	194.7	100.2	(9.0)
Less: Comprehensive income attributable to non-controlling interests	(141.6)	(141.6)	(117.4)
Comprehensive income (loss) attributable to Surgery Partners, Inc.	$53.1	$(41.4)	$(126.4)
See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions; shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2019	49,299	$0.5	$662.7	$(50.7)	$(315.7)	$686.6	$983.4
Net (loss) income	—	—	—	—	(116.1)	85.7	(30.4)
Equity-based compensation	1,163	—	12.4	—	—	—	12.4
Preferred dividends	—	—	(39.5)	—	—	—	(39.5)
Other comprehensive loss	—	—	—	(10.3)	—	—	(10.3)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(27.7)	—	—	67.5	39.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(73.1)	(73.1)
Other	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2020	50,462	0.5	607.9	(61.0)	(431.8)	766.5	882.1
Net (loss) income	—	—	—	—	(70.9)	92.7	21.8
Equity-based compensation	737	—	9.0	—	—	—	9.0
Preferred dividends	—	—	(10.3)	—	—	—	(10.3)
Preferred share conversion	22,609	0.2	439.5	—	—	—	439.7
Equity offering	15,525	0.2	554.0	—	—	—	554.2
Other comprehensive income	—	—	—	29.5	—	—	29.5
Acquisition and disposal of shares of non-controlling interests, net	—	—	22.2	—	—	109.0	131.2
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(87.6)	(87.6)
Balance as of December 31, 2021	89,333	0.9	1,622.3	(31.5)	(502.7)	880.6	1,969.6
Net (loss) income	—	—	—	—	(54.6)	97.1	42.5
Equity-based compensation	590	—	22.5	—	—	—	22.5
Equity offering	36,038	0.4	857.3	—	—	—	857.7
Other comprehensive income	—	—	—	107.7	—	—	107.7
Acquisition and disposal of shares of non-controlling interests, net	—	—	(24.1)	—	—	68.7	44.6
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(103.7)	(103.7)
Balance as of December 31, 2022	125,961	$1.3	$2,478.0	$76.2	$(557.3)	$942.7	$2,940.9

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net income	$87.0	$70.7	$1.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114.8	98.8	94.8
Non-cash lease expense	34.8	39.1	39.4
Non-cash interest expense, net	25.9	22.0	4.5
Equity-based compensation expense	18.4	17.4	13.2
Loss on disposals and deconsolidations, net	11.1	2.2	5.7
Loss on debt extinguishment	14.9	9.1	—
Deferred income taxes	21.9	8.9	(21.9)
Equity in earnings of unconsolidated affiliates, net of distributions received	(1.8)	0.2	0.5
Impairment charges	—	—	33.5
Other non-cash income	(7.5)	—	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(35.3)	(32.1)	(46.6)
Medicare accelerated payments and deferred governmental grants	(58.4)	(73.6)	135.2
DOJ settlement payments	—	(32.2)	(4.0)
Other operating assets and liabilities	(67.0)	(43.4)	(8.7)
Net cash provided by operating activities	158.8	87.1	246.9

Cash flows from investing activities:
Purchases of property and equipment	(80.6)	(57.6)	(42.9)
Payments for acquisitions, net of cash acquired	(146.4)	(285.8)	(104.6)
Proceeds from disposals of facilities and other assets	12.9	6.0	58.5
Purchases of equity investments	(95.1)	—	—
Proceeds from sales of equity investments	12.8	5.4	—
Other investing activities	(11.5)	0.3	0.6
Net cash used in investing activities	(307.9)	(331.7)	(88.4)

Cash flows from financing activities:
Principal payments on long-term debt	(862.0)	(343.2)	(216.3)
Borrowings of long-term debt	217.8	299.4	429.4
Payment of premium on debt extinguishment	(11.3)	—	—
Proceeds from equity offerings	882.9	581.8	—
Payments of equity offering costs	(25.2)	(27.6)	—
Distributions to non-controlling interest holders	(146.8)	(131.0)	(109.6)
Payments related to ownership transactions with non-controlling interest holders	(3.4)	(28.4)	(27.4)
Payments of debt issuance costs	—	(11.7)	(8.5)
Payments of preferred dividends	—	(5.1)	—
Other financing activities	(9.9)	(17.9)	(0.9)
Net cash provided by financing activities	42.1	316.3	66.7
Net (decrease) increase in cash and cash equivalents	(107.0)	71.7	225.2
Cash and cash equivalents at beginning of period	389.9	318.2	93.0
Cash and cash equivalents at end of period	$282.9	$389.9	$318.2

Supplemental cash flow information:
Interest paid, net of interest income received	218.7	194.3	203.6
Cash paid for income taxes	1.8	1.5	1.7
Non-cash purchases of property and equipment	29.9	22.3	27.7

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Accounting Policies
Organization
Surgery Partners, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates a national network of surgical facilities and ancillary services. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics and pain management, ophthalmology, gastroenterology and general surgery . The Company's surgical hospitals also provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of multi-specialty physician practices, urgent care facilities and anesthesia services. Unless the context otherwise indicates, Surgery Partners, Inc. and its subsidiaries are referred to herein as "Surgery Partners," "we," "us," "our" or the "Company."
As of December 31, 2022, the Company owned or operated a portfolio of 146 surgical facilities, comprised of 127 ASCs and 19 surgical hospitals in 31 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 93 of the surgical facilities and consolidated 118 of the facilities for financial reporting purposes.
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
A summary of revenues by service type as a percentage of total revenues follows:

	Year Ended December 31,
	2022	2021	2020
Patient service revenues:
Surgical facilities revenues	95.8%	95.7%	95.3%
Ancillary services revenues	2.7%	3.0%	3.4%
Total patient service revenues	98.5%	98.7%	98.7%
Other service revenues	1.5%	1.3%	1.3%
Total revenues	100.0%	100.0%	100.0%
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Other service revenues. Other service revenues include management and administrative service fees derived from the non-consolidated facilities that the Company accounts for under the equity method, management of surgical facilities in which it does not own an interest, management services provided to physician practices for which the Company is not required to provide capital or additional assets and other non-patient services. The management agreements typically require the Company to provide recurring management services over a multi-year period, which are billed and collected on a monthly basis. The fees derived from these management arrangements are based on a predetermined percentage of the revenues of each facility or practice and are recognized in the period in which management services are rendered and billed. For the year ended December 31, 2020, other service revenues also includes optical service revenues, which consisted of handling charges billed to the members of the Company's optical products purchasing organization. The Company sold its optical products purchasing organization on December 31, 2020.
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$1,288.0	51.5%	$1,110.1	50.6%	$989.9	53.9%
Government	1,059.2	42.3%	949.9	43.3%	708.5	38.6%
Self-pay	65.9	2.6%	61.1	2.8%	58.5	3.2%
Other (1)	89.0	3.6%	73.9	3.3%	79.2	4.3%
Total patient service revenues	2,502.1	100.0%	2,195.0	100.0%	1,836.1	100.0%
Other service revenues (2)	37.2		30.1		24.0
Total revenues	$2,539.3		$2,225.1		$1,860.1
(1)Other is comprised of anesthesia service agreements, auto liability, letters of protection and other payor types.
(2)Includes amounts attributable to related parties of $15.7 million, $9.3 million and $9.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Impairment of Long-Lived Assets, Goodwill and Intangible Assets
The Company evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. The evaluation is performed at the lowest level of identifiable cash flow. The Company performs an impairment test by preparing an expected undiscounted cash flow projection. If the projection indicates that the recorded amount of the long-lived asset is not expected to be recovered, the carrying value is reduced to estimated fair value. The cash flow projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. For discussion on impairment for goodwill and indefinite-lived intangible assets, refer to Note 4. "Goodwill and Intangible Assets."
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
A summary of activity related to the non-controlling interests—redeemable for the years ended December 31, 2022 and 2021 is as follows (in millions):

	December 31,
	2022	2021

Balance at beginning of period	$330.2	$306.8
Net income attributable to non-controlling interests—redeemable	44.5	48.9
Acquisition and disposal of shares of non-controlling interests, net—redeemable	10.4	17.9
Distributions to non-controlling interest —redeemable holders	(43.1)	(43.4)
Balance at end of period	$342.0	$330.2

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cash and Cash Equivalents
The Company considers all highly liquid investments with remaining stated maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalent balances at high credit quality financial institutions.
Inventories
Inventories, which consist primarily of medical and drug supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost, unless there is a deconsolidation where the investments are a result of the Company losing control of a previously controlled entity but still retaining a non-controlling interest. The Company had two such deconsolidations during the year ended December 31, 2022 but none during the year ended December 31, 2021. These investments are included as investments in and advances to affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in income from equity investments in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.
Medicare Accelerated Payments and Deferred Governmental Grants
The Company received grant funds distributed under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and other governmental assistance programs, including approximately $2 million and $27 million during the years ended December 31, 2022 and 2021, respectively. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds will be used for COVID-19 related healthcare expenses or lost revenues. Amounts received, but not recognized as a reduction to operating expenses, are reflected as a component of Medicare accelerated payments and deferred governmental grants in the consolidated balance sheets. Any currently unrecognized amounts may be recognized as a reduction in operating expenses in subsequent periods if the underlying conditions for recognition are met. The Company estimates $2.4 million of grant funds received qualified for recognition as a reduction in operating expenses for the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, the Company recognized $37.9 million and $46.2 million, respectively, as a reduction in operating expenses. As of December 31, 2022 and 2021, approximately $3 million and $4 million, respectively, of unrecognized grant funds received was reflected within the consolidated balance sheets.
The Company received accelerated payments under the Medicare Accelerated and Advance Payment Program. The payments received were deferred and included in the consolidated balance sheets. During each of the years ended December 31, 2022 and 2021, the Company repaid approximately $60 million in accordance with the terms of the program. These repayments are included as a component of the change in Medicare accelerated payments and deferred government grants in the consolidated statements of cash flows. As of December 31, 2022, the remaining deferred accelerated payments was minimal. As of December 31, 2021, the remaining deferred accelerated payments was approximately $60 million, which was included as a component of Medicare accelerated payments and deferred governmental grants in the consolidated balance sheets. The Company does not expect to receive additional Medicare accelerated payments.
The CARES Act also provided for the deferral of the Company's portion of social security payroll taxes during 2020. Under the CARES Act, half of the deferred amount was paid in December 2021 and the remaining portion was paid in December 2022. There was no remaining deferred balance as of December 31, 2022. As of December 31, 2021, the Company had deferred approximately $8.5 million, which was included as a component of accrued payroll and benefits in the consolidated balance sheets.
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
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values under Level 3 calculations.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2022	2021	2022	2021

Senior secured term loan	$1,370.0	$1,530.7	$1,359.7	$1,530.7
6.750% senior unsecured notes due 2025	$185.0	$370.0	$183.4	$371.9
10.000% senior unsecured notes due 2027	$320.0	$545.0	$326.8	$577.0
The fair values in the table above were based on a Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values based on Level 3 inputs.
Variable Interest Entities
The consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of December 31, 2022, the Company's consolidated VIEs include six surgical facilities and five physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2022 and 2021, were $64.9 million and $48.1 million, respectively, and the total liabilities of the consolidated VIEs were $40.9 million and $20.1 million, respectively.
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
2. Acquisitions and Dispositions
The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquired entity are recognized and measured at their fair values on the date the Company obtains control in the acquiree. The fair values assigned to certain assets acquired and liabilities assumed that are not finalized for reporting periods following the acquisition date are estimated on a preliminary basis and are subject to adjustment as new facts and circumstances emerge that were present at the date of acquisition. Such adjustments are recorded as soon as practical and within the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, assets acquired, liabilities assumed and any non-controlling interests has been obtained, limited to one year from the acquisition date). Goodwill is determined as the excess of the fair value of the consideration conveyed plus the fair value of any non-controlling interests in the acquisition over the fair value of the net assets acquired.
Acquisitions
During the year ended December 31, 2022, the Company acquired controlling interests in seven surgical facilities, two of which were merged into existing facilities, and a physician practice for aggregate cash consideration of $146.4 million, net of cash acquired, non-cash consideration of $5.6 million and assumed debt of $39.4 million. The non-cash consideration consisted of a non-controlling interest in two of the Company's existing surgical facilities. In connection with the acquisitions, the Company preliminarily recognized non-controlling interests of $89.1 million and goodwill of $271.7 million.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the year ended December 31, 2021, the Company acquired controlling interests in eight surgical facilities, two of which were merged into existing facilities, and two physician practices for aggregate cash consideration of $285.8 million, net of cash acquired. In connection with the acquisitions, the Company preliminarily recognized non-controlling interests of $185.9 million and goodwill of $446.1 million. During the year ended December 31, 2022, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2021.
Other Acquisitions
During the year ended December 31, 2022, the Company acquired non-controlling interests in seven surgical facilities and seven in-development de novo surgical facilities for an aggregate cash purchase price of $95.1 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the accompanying consolidated balance sheets.
Disposals and Deconsolidations
During the year ended December 31, 2022, the Company sold its interests in two surgical facilities, one of which was previously accounted for as an equity method investment, for net cash proceeds of $25.7 million. In connection with the sales, the Company recognized a pre-tax loss of $4.5 million included in loss on disposals and deconsolidations, net in the consolidated statements of operations for the year ended December 31, 2022.
During the year ended December 31, 2022, the Company contributed its interests in two surgical facilities as non-cash consideration for non-controlling interests in two new separate entities. As a result of these transactions, the Company lost control of the previously controlled surgical facilities but retains a non-controlling interest in each, resulting in the deconsolidation of the previously consolidated entities. The remaining non-controlling interests were accounted for as equity method investments, and initially measured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data, to measure the fair value of the retained non-controlling interests. The fair value determination was based on a combination of multiple valuation methods, which included discounted cash flow and market value approach, which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. The fair value of the investments of $9.8 million was recorded as a component of investments in and advances to affiliates in the accompanying consolidated balance sheets. The transactions resulted in a pretax net loss on deconsolidations of $5.6 million, which is included in loss on disposals and deconsolidations, net, in the accompanying consolidated statements of operations for the year ended December 31, 2022. The net loss was determined based on the difference between the fair value of the Company's retained interests in the entities and the carrying values of both the tangible and intangible assets of the entities immediately prior to the transactions.
During the year ended December 31, 2021, the Company sold its interests in three surgery centers, one physician practice and certain other assets for combined net cash proceeds of $6.0 million. In connection with the sales, the Company recognized a net pre-tax gain of $4.0 million included in loss on disposals and deconsolidations, net in the consolidated statements of operations for the year ended December 31, 2021.
During the year ended December 31, 2020, the Company sold its interests in three surgery centers, one of which was previously accounted for as an equity method investment, sold certain assets related to its anesthesia business, certain imaging assets and its optical products purchasing organization for combined net cash proceeds of $58.5 million. In connection with the sales, the Company recognized a net pre-tax gain of $5.2 million included in loss on disposals and deconsolidations, net in the consolidated statements of operations for the year ended December 31, 2020. Additionally, the Company closed its diagnostic laboratory and recognized a net pre-tax loss of $3.5 million included in loss on disposals deconsolidations, net in the consolidated statements of operations for the year ended December 31, 2020.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of property and equipment follows (in millions):

	December 31,
	2022	2021

Land	$11.1	$11.2
Buildings and improvements	164.0	131.3
Furniture and equipment	26.7	24.4
Computer and software	96.6	86.4
Medical equipment	263.1	221.0
Right-of-use finance lease assets	631.3	393.6
Construction in progress	58.1	34.1
Property and equipment, at cost	1,250.9	902.0
Less: Accumulated depreciation	(374.3)	(272.3)
Property and equipment, net	$876.6	$629.7
The increase in right-of-use finance lease assets includes the impact of the modification of certain existing facility real estate leases that were previously classified as operating leases. See Note 6. "Leases" for further discussion.
Depreciation expense was $112.1 million, $94.5 million and $90.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
4. Goodwill and Intangible Assets
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized.
The Company tests its goodwill for impairment in the fourth quarter of each year, or more frequently if certain indicators arise. The Company tests for goodwill impairment at the reporting unit level, which is defined as one level below an operating segment. During 2022, the Company identified two reporting units, which include the following: 1) Surgical Facilities and 2) Ancillary Services. Prior to 2021, the Company had a third reporting unit, Alliance, which was a component of the Optical Services operating segment. On December 31, 2020, the Company sold the remaining assets of the Optical Services operating segment.
The Company compares the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. To determine the fair value of the reporting units, the Company obtained valuations at the reporting unit level prepared by third-party valuation specialists which typically utilizes a combination of the income and market approaches.
As of October 1, 2022, prior to its annual impairment testing, all of the Company's goodwill was allocated to the Surgical Facilities reporting unit. As of the October 1, 2022 valuation, the fair value for the Surgical Facilities reporting unit was substantially in excess of its carrying value. A detailed evaluation of potential impairment indicators was performed, which specifically considered recent increases in interest rates, inflation risk and market volatility. While the Company believes that all assumptions utilized in the testing were appropriate, they may not reflect actual outcomes that could occur. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
In 2022 and 2021, there were no non-cash impairment charges.
During the year ended December 31, 2020, as a result of its impairment testing, the Company recorded non-cash impairment charges of $28.6 million and $4.9 million related to the Ancillary Services and Alliance reporting units, respectively. The fair values were determined using the adjusted book value for the Ancillary Services reporting unit and the discounted cash flow model for the Alliance reporting unit. The discounted cash flow model is projected based on a year-by-year assessment that considers historical results, estimated market conditions, internal projections, and relevant publicly available statistics. Determining fair value requires the exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing the Company's own assumptions. The cash flows employed in the discounted cash flow analysis are based on the Company's most recent budgets and business plans aligned with provided guidance and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The variables within the discount rate, many of which are outside of the Company's control, provide the best estimate of all assumptions applied within the discounted cash flow model. There can be no assurance that operations will achieve the future cash flows reflected in the projections.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the changes in the carrying amount of goodwill follows (in millions):

	December 31,
	2022	2021

Balance at beginning of period	$3,911.8	$3,468.0
Acquisitions, including post acquisition adjustments	269.7	447.0
Disposals and deconsolidations	(44.4)	(3.2)
Balance at end of period	$4,137.1	$3,911.8
A summary of the Company's acquisitions, disposals and deconsolidations for the years ended December 31, 2022 and 2021 is included in Note 2. "Acquisitions and Dispositions."
Intangible Assets
The Company has indefinite-lived intangible assets related to the certificates of need held in jurisdictions where certain of its surgical facilities are located, Medicare licenses and certain management rights agreements. The Company tests these intangible assets for impairment in the fourth quarter of each year, or more frequently if certain indicators arise. The Company also has finite-lived intangible assets related to physician guarantee agreements, non-compete agreements and management rights agreements. Physician guarantees are amortized into salaries and benefits costs in the consolidated statements of operations over the commitment period of the contract, generally three to four years. Non-compete agreements and management rights agreements are amortized into depreciation and amortization expense in the consolidated statements of operations over the service lives of the agreements, typically ranging from two to five years for non-compete agreements and 15 years for the management rights agreements.
A summary of the components of intangible assets follows (in millions):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Finite-lived intangible assets:
Management rights agreements	$23.9	$(10.2)	$13.7	$24.8	$(9.4)	$15.4
Other	28.5	(14.9)	13.6	19.6	(10.1)	9.5
Total finite-lived intangible assets	52.4	(25.1)	27.3	44.4	(19.5)	24.9
Indefinite-lived intangible assets	15.0	—	15.0	18.8	—	18.8
Total intangible assets	$67.4	$(25.1)	$42.3	$63.2	$(19.5)	$43.7
Amortization expense for intangible assets was $6.4 million, $6.9 million and $4.8 million for of the years ended December 31, 2022, 2021 and 2020, respectively.
Total estimated amortization expense for the next five years and thereafter related to intangible assets follows (in millions):

2023	$7.2
2024	6.0
2025	2.1
2026	1.8
2027	1.1
Thereafter	9.1
Total	$27.3

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Long-Term Debt
A summary of long-term debt follows (in millions):

	December 31,
	2022	2021

Senior secured term loan (1)	$1,370.0	$1,530.7
Senior secured revolving credit facility	—	—
6.750% senior unsecured notes due 2025	185.0	370.0
10.000% senior unsecured notes due 2027	320.0	545.0
Notes payable and other secured loans	171.3	145.0
Finance lease obligations	585.7	364.6
Less: Unamortized debt issuance costs	(10.2)	(16.5)
Total debt	2,621.8	2,938.8
Less: Current maturities	62.8	60.4
Total long-term debt	$2,559.0	$2,878.4
(1)Includes unamortized fair value discount of $2.1 million and $3.0 million as of December 31, 2022 and 2021, respectively
Senior Secured Credit Facilities
The Company has a credit agreement (the "Credit Agreement") providing for a $1.545 billion senior secured term loan (the "Term Loan") and a $350.0 million senior secured revolving credit facility (the "Revolver" and together with the Term Loan, the “Senior Secured Credit Facilities"). The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. Subject to certain conditions and requirements set forth in the Credit Agreement, the Company may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver. During 2022, the Company entered into an amendment to the Credit Agreement, which increased the outstanding commitments under the Revolver.
The Term Loan will mature on August 31, 2026. In connection with 2025 Notes Redemption (defined below), the Term Loan is no longer subject to accelerated maturity. Voluntary prepayments of the Term Loan are permitted, in whole or in part, with prior notice, without premium or penalty (except LIBOR breakage costs and a call premium in the case of certain repricing events within a specified period of time after May 3, 2021). During 2022, the Company made a voluntary prepayment of $150.0 million without premium or penalty. As a result of the prepayment, the Term Loan is no longer subject to quarterly amortization payments prior to maturity. In connection with prepayment, the Company wrote-off a portion of unamortized debt issuance costs and discounts, resulting in a debt extinguishment loss of $1.0 million, included in loss on debt extinguishment in the accompanying consolidated statements of operations. The Term Loan bears interest at a rate per annum equal to (x) LIBOR plus a margin of 3.75% per annum (LIBOR shall be subject to a floor of 0.75%) or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month LIBOR plus 1.00% per annum (the alternate base rate shall be subject to a floor of 1.75%)) plus a margin of 2.75% per annum.
The Revolver matures on February 1, 2026. With respect to the Revolver, the Company is required to comply with a maximum consolidated total net leverage ratio of 9.50:1.00, which covenant will be tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is drawn in an aggregate amount greater than 35% of the total commitments under the Revolver. Such financial maintenance covenant is subject to an equity cure. The Revolver bears interest at a non-default rate per annum equal to (x) SOFR (plus a customary SOFR adjustment) plus a margin of up to 3.25% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month SOFR (plus a customary SOFR adjustment) plus 1.00% per annum) plus a margin of up to 2.25% per annum. The margin applicable to the Revolver may be reduced depending on the first lien leverage ratio of the Company as defined in the Credit Agreement. In addition, the Company is required to pay a commitment fee of 0.50% per annum in respect of unused commitments under the Revolver. As of both December 31, 2022 and 2021, the Company had no outstanding borrowings on the Revolver. As of December 31, 2022, the Company's availability on the Revolver was $342.0 million (including outstanding letters of credit of $8.0 million).
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
The Credit Agreement includes customary negative covenants restricting or limiting the ability of the Company and its restricted subsidiaries, to, among other things, sell assets, alter its business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
documents, in each case, subject to customary and other agreed upon exceptions. The Credit Agreement also contains customary affirmative covenants and events of default. As of December 31, 2022, the Company was in compliance with the covenants contained in the Credit Agreement.
During 2021, in connection with certain amendments to the Credit Agreement, the Company recorded a debt extinguishment loss of $9.1 million, included in loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2021, related to the partial write-off of unamortized debt issuance costs and discounts and a portion of debt issuance costs incurred with the amendments.
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
The Company may redeem the 2025 Unsecured Notes, in whole or in part, at any time, at 100.0% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption.
In December 2022, the Company redeemed $185.0 million of the 2025 Unsecured Notes (the "2025 Notes Redemption"). The redemption price was equal to 100.0% of the principal amount redeemed plus accrued and unpaid interest of $6.2 million.
If Surgery Center Holdings, Inc. experiences a change in control under certain circumstances, it must offer to purchase the 2025 Unsecured Notes at a purchase price equal to 101.0% of the principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the date of repurchase.
The 2025 Unsecured Notes contain customary affirmative and negative covenants, which, among other things, limit the Company’s ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
10.000% Senior Unsecured Notes due 2027
Effective April 11, 2019 and July 30, 2020, the Company issued $430.0 million and $115.0 million, respectively, in an aggregate principal amount of senior unsecured notes due April 15, 2027 (the "2027 Unsecured Notes"). The 2027 Unsecured Notes bear interest at the rate of 10.000% per annum, payable semi-annually on April 15 and October 15 of each year. The 2027 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly-owned restricted subsidiaries that guarantees the Senior Secured Credit Facilities (subject to certain exceptions).
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
In December 2022, the Company redeemed $225.0 million of the 2027 Unsecured Notes. The redemption price was equal to 105.0% of the principal amount redeemed plus accrued and unpaid interest of $4.7 million. In connection with the redemption, the Company recorded a debt extinguishment loss of $13.9 million, included in loss on debt extinguishment in the consolidated statements of operations for the year ended December 31, 2022. The loss includes the redemption premium paid and the write-off a portion of unamortized debt issuance costs.
If Surgery Center Holdings, Inc. experiences a change of control under certain circumstances, it must offer to purchase the 2027 Unsecured Notes at a purchase price equal to 101.0% of the aggregate principal amount of notes, plus accrued and unpaid interest, if any, up to, but excluding, the date of repurchase.
The 2027 Unsecured Notes contain customary affirmative and negative covenants, which, among other things, limit the Company’s ability to incur additional debt, pay dividends, create or assume liens, effect transactions with its affiliates, guarantee payment of certain debt securities, sell assets, merge, consolidate, enter into acquisitions and effect sale and leaseback transactions.
Other Debt
Certain of the Company’s subsidiaries have outstanding indebtedness under notes payable and other secured loans, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations for which the Company is liable to various vendors for several property and equipment leases classified as finance leases. The

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At December 31, 2022, the Company was in compliance with its covenants contained in the credit agreements.
The increase in finance lease obligations is primarily a result of the modification of certain existing facility real estate leases that were previously classified as operating leases. See Note 6. "Leases" for further discussion.
Maturities
A summary of maturities for the Company's long-term debt, excluding unamortized debt issuance costs and the unamortized fair value discount discussed above, for the next five years and thereafter as of December 31, 2022 follows (in millions):

2023	$62.8
2024	49.7
2025	227.7
2026	1,404.4
2027	348.5
Thereafter	541.0
Total	$2,634.1
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheets at December 31, 2022 and 2021 (in millions):

	Classification in Consolidated Balance Sheets	December 31, 2022	December 31, 2021

Assets:
Operating lease assets	Right-of-use operating lease assets	$279.1	$324.1
Finance lease assets	Property and equipment, net of accumulated depreciation	529.6	329.6
Total leased assets		$808.7	$653.7

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$36.5	$40.1
Long-term	Right-of-use operating lease liabilities	271.4	315.6
Total operating lease liabilities		307.9	355.7
Finance lease liabilities:
Current	Current maturities of long-term debt	20.9	19.0
Long-term	Long-term debt, less current maturities	564.8	345.6
Total finance lease liabilities		585.7	364.6
Total lease liabilities		$893.6	$720.3
During the year ended December 31, 2022, the Company extended certain existing facility real estate leases, resulting in the reclassification of the leases from operating to finance. The modifications resulted in an increase to finance lease liabilities and assets of $170.6 million and $169.1 million, respectively, including the reclassification of existing operating lease liabilities and assets of $65.7 million and $64.2 million, respectively.
The following table presents the weighted-average lease terms and discount rates at December 31, 2022 and 2021 (in millions):

	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases

Weighted-average remaining lease term	9.2 years	20.7 years	8.8 years	16.8 years
Weight average discount rate	9.1%	8.8%	9.7%	8.7%
The following table presents the components of the Company's lease expense and their classification in the consolidated statement of operations for the years ended December 31, 2022 and 2021 (in millions):

	December 31, 2022	December 31, 2021

Operating lease costs	$65.5	$76.4
Finance lease costs:
Amortization of leased assets	38.8	25.1
Interest on lease liabilities	42.7	27.4
Total finance lease costs	81.5	52.5
Variable and short-term lease costs	18.5	17.8
Total lease costs	$165.5	$146.7
During the years ended December 31, 2022 and 2021, the Company incurred lease costs of $19.6 million and $25.8 million, respectively, under operating lease agreements with physician investors who are related parties. During the years ended December 31, 2022 and 2021, the Company paid rent of $26.3 million and $17.4 million, respectively, under finance lease agreements with physician investors and a lessor who are related parties. One of the Company's surgical facilities has a non-controlling ownership interest in the lessor. Payments are allocated to principal adjustments of the finance lease liability and interest expense. The change from prior year is primarily a result of the modification of certain existing facility real estate leases that were reclassified from operating to finance as discussed above.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents supplemental cash flow information for the years ended December 31, 2022 and 2021 (dollars in millions):

	December 31, 2022	December 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$63.2	$74.3
Operating cash outflows from finance leases	41.7	26.5
Financing cash outflows from finance leases	24.6	20.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	57.3	68.7
Finance leases	180.2	73.4
Future maturities of lease liabilities at December 31, 2022 are presented in the following table (in millions):

	Operating Leases	Finance Leases

2023	$61.9	$68.7
2024	58.6	64.3
2025	53.1	62.2
2026	49.3	60.2
2027	41.1	58.5
Thereafter	192.1	1,099.4
Total lease payments	456.1	1,413.3
Less: imputed interest	(148.2)	(827.6)
Total lease obligations	$307.9	$585.7
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
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		December 31, 2022		December 31, 2021
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	159.1	Active	166.8	Active	March 31, 2025
Interest rate cap	September 30, 2021	159.1	Active	166.8	Active	March 31, 2025
Pay-fixed swap	November 30, 2018	165.0	Active	165.0	Active	November 30, 2023
Pay-fixed swap	November 30, 2018	120.0	Active	120.0	Active	November 30, 2023
Pay-fixed swap	June 28, 2019	150.0	Active	150.0	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(165.0)	Active	(165.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(120.0)	Active	(120.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(150.0)	Active	(150.0)	Active	November 30, 2023
		$1,518.2		$1,533.6
As of December 31, 2022, the Company had nine interest rate swaps with a total net notional amount of $1.2 billion. Of the nine interest rate swaps, three are pay-fixed, receive 1-Month LIBOR (subject to a minimum of 0.75%) interest rate swaps designated in cash

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
flow hedging relationships with a total notional amount of $1.2 billion and a termination date of March 31, 2025. The remaining six interest rate swaps are undesignated and consist of three pay-fixed, receive 1-Month LIBOR (subject to a minimum of 1.00%) interest rate swaps and three pay 1-Month LIBOR (subject to a minimum of 1.00%), receive-fixed interest rate swaps with a termination date of November 30, 2023. The pay-floating, receive-fixed swaps are designed to economically offset the undesignated pay-fixed, receive-floating swaps.
As of December 31, 2022, the Company had two interest rate caps with a total notional amount of $318.2 million, of which, $170.0 million is designated in a cash flow hedging relationship and $148.2 million is undesignated. The interest rate caps each have a termination date of March 31, 2025. In connection with the voluntary prepayment on the Term Loan in 2022 (see Note 5. "Long-Term Debt), the Company de-designated a portion of one of its interest rate caps. The amount of unrealized gains recorded in other comprehensive income ("OCI") related to the de-designated notional amount at the time of the de-designation was $7.5 million. This amount was reclassified from accumulated OCI into income and is included as a component of other income in the consolidated statement of operations for the year ended December 31, 2022. No cash was exchanged between the Company and the counterparties due to the de-designation, therefore the non-cash transactions had no impact on the consolidated statements of cash flows.
The pay-fixed, receive floating interest rate swaps did not meet the requirements to be considered derivatives in their entirety as a result of the financing component. Accordingly, the swaps are considered hybrid instruments, consisting of a financing element treated as a debt instrument and an embedded at-market derivative that was designated as a cash flow hedge.
Within the Company’s consolidated balance sheets, the financing elements treated as debt instruments described above are carried at amortized cost and the embedded at-market derivatives and the undesignated swaps are recorded at fair value. The cash flows related to the portion treated as debt are classified as financing activities in the consolidated statements of cash flows while the portion treated as an at-market derivative are classified as operating activities. Cash settlements related to the undesignated swaps will offset and are classified as operating activities in the consolidated cash flows. Within the Company’s consolidated balance sheets, the interest rate caps, including the undesignated portion, are recorded at fair value. The cash flows related to the interest rate caps, including the undesignated portion, are classified as operating activities in the consolidated statements of cash flows.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated OCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $30.4 million will be reclassified as an decrease to interest expense.
The following table presents the fair values of our derivatives and their location on the consolidated balance sheets (in millions):

		December 31, 2022		December 31, 2021
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments
Interest rate caps	Other long-term assets	$9.0	$—	$—	$—
Interest rate swaps	Other long-term assets	8.5	—	12.5	—
Interest rate swaps	Other long-term liabilities	—	8.5	—	12.4

Derivatives in cash flow hedging relationships
Interest rate caps	Other long-term assets	10.4	—	2.9	—
Interest rate swaps	Other long-term assets	85.5	—	8.2	—
Interest rate swaps	Other long-term liabilities (1)	—	31.9	—	45.8
Total		$113.4	$40.4	$23.6	$58.2
(1)The balance is related to the financing component of the pay-fixed, receive floating interest rate swaps.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the pre-tax and post-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and consolidated statement of operations (in millions):

		Year Ended December 31,
	Location	2022	2021	2020
Derivatives not designated as hedging instruments
Gain recognized in income	Other income	$(0.4)	$(0.1)	$—
Gain reclassified from accumulated OCI into income (1)	Other income	$(7.5)	$—	$—

Derivatives in cash flow hedging relationships
Gain (loss) recognized in OCI (effective portion)		$104.9	$4.8	$(30.5)
Loss reclassified from accumulated OCI into income (effective portion) (2)	Interest expense, net	$10.3	$24.7	$20.2
(1)Gain reclassified from accumulated OCI upon de-desigation of a portion of one of the Company's interest rate caps.
(2)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $21.4 million and $14.0 million for the years ended December 31, 2022 and 2021, respectively. There was no comparable amortization in 2020.
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
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Year Ended December 31,
	2022	2021	2020

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(54.6)	$(70.9)	$(116.1)
Less: Amounts allocated to participating securities (1)	—	(10.3)	(39.5)
Net loss attributable to common stockholders	$(54.6)	$(81.2)	$(155.6)

Denominator:
Weighted average shares outstanding- basic and diluted (2)	91,952	72,427	48,776

Basic and diluted loss per share (2)	$(0.59)	$(1.12)	$(3.19)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	1,459	1,920	712
Restricted shares	679	1,452	981
(1)Includes dividends accrued for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses and was converted to common stock during the second quarter of 2021. There were no participating securities for the year ended December 31, 2022.
(2)The impact of potentially dilutive securities for all periods were not considered because the effect would be anti-dilutive in each of those periods.
Public Offerings
On November 21, 2022, the Company effected a public offering of 23,469,388 shares (the “November 2022 Firm Shares”) of the Company’s common stock, $0.01 par value per share, at a price to the public of $24.50 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 3,520,408 shares of common stock and undertook a concurrent private placement to sell up to 9,183,673 shares of common stock at the same price per share as the November 2022 Firm Shares. On November 23, 2022, the Company completed the public offering pursuant to which the Company sold 26,854,796 shares of common stock (including the November 2022 Firm Shares and 3,385,408 of the option shares), resulting in gross proceeds of $657.9 million. In connection with the offering, the Company incurred underwriting discounts, commissions and other related costs of $23.0 million, which were recognized as a direct reduction of proceeds received. On December 22, 2022, the Company completed the private placement pursuant to which the Company sold 9,183,673 shares of common stock, resulting in additional gross proceeds of $225.0 million.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On January 27, 2021, the Company entered into an underwriting agreement relating to a public offering of 7,500,000 shares (the “January 2021 Firm Shares”) of the Company’s common stock, $0.01 par value per share, at a price to the public of $30.25 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 1,125,000 shares of common stock at the same price per share as the January 2021 Firm Shares. On February 1, 2021, the Company completed the public offering pursuant to which the Company sold 8,625,000 shares of common stock (including the January 2021 Firm Shares and the option shares), resulting in gross proceeds of $260.9 million. In connection with the offering, the Company incurred underwriting discounts, commissions and other related costs of $12.7 million, which were recognized as a direct reduction of proceeds received.
On November 8, 2021, the Company entered into an underwriting agreement relating to a public offering of 6,000,000 shares (the “November 2021 Firm Shares”) of the Company’s common stock, $0.01 par value per share, at a price to the public of $46.50 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 900,000 shares of common stock at the same price per share as the November 2021 Firm Shares. On November 12, 2021, the Company completed the public offering pursuant to which the Company sold 6,900,000 shares of common stock (including the November 2021 Firm Shares and the option shares), resulting in gross proceeds of $320.9 million. In connection with the offering, the Company incurred underwriting discounts, commissions and other related costs of $14.9 million, which were recognized as a direct reduction of proceeds received.
Share Repurchase Authorization
On December 15, 2017, the Company's Board of Directors authorized a share repurchase program of up to $50.0 million of the Company's issued and outstanding common stock from time to time. The timing and size of repurchases will be determined based on market conditions and other factors. The authorization does not obligate the repurchase of any shares and the Company may repurchase shares of common stock at any time without prior notice. The share repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice. At December 31, 2022, the Company had $46.0 million of repurchase authorization available under the December 2017 authorization.
9.  Income Taxes
Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any change in tax rates that could impact deferred tax assets or liabilities are recognized in the same period the change occurs. If a net operating loss ("NOL") and/or interest limitation ("163(j)") carryforward exists, the Company makes a determination as to whether that NOL and/or 163(j) carryforward will be utilized in the future. A valuation allowance is established for certain NOL and 163(j) carryforwards when their recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to adjust its deferred tax valuation allowances.
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2019 or state income tax examinations for years prior to 2018.
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
The Company made income tax payments of $1.8 million, $1.5 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income tax expense (benefit) is comprised of the following (in millions):

	Year Ended December 31,
	2022	2021	2020

Current:
Federal	$—	$—	$(0.2)
State	1.5	1.5	1.9
Deferred:
Federal	17.5	7.9	(22.2)
State	4.3	1.1	0.4
Total income tax expense (benefit)	$23.3	$10.5	$(20.1)
A reconciliation of the provision for income taxes as reported in the consolidated statements of operations and the amount of income tax expense (benefit) computed by multiplying consolidated income (loss) in each year by the U.S. federal statutory rate of 21% (2022, 2021 and 2020) follows (in millions):

	Year Ended December 31,
	2022	2021	2020

Tax expense (benefit) at U.S.federal statutory rate	$23.2	$17.1	$(4.0)
State income tax, net of U.S. federal tax benefit	6.0	2.3	2.4
Change in federal valuation allowance	29.1	20.9	4.1
Net income attributable to non-controlling interests	(30.2)	(29.9)	(24.8)
Stock option compensation	(2.5)	(1.7)	1.2
Differences related to divested facilities	(1.4)	(2.6)	(0.7)
Tax return reconciling differences	(1.0)	1.3	—
Change in effective tax rate	(0.5)	—	(0.8)
Tax Receivable Agreement liability	0.4	0.7	0.9
Goodwill impairment	—	—	4.3
Litigation settlement	—	—	(3.7)
Adjustments to unrealized attributes	—	2.3	—
Other	0.2	0.1	1.0
Total income tax expense (benefit)	$23.3	$10.5	$(20.1)

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax asset are as follows (in millions):

	December 31,
	2022	2021

Deferred tax assets:
Medical malpractice liability	$4.1	$3.6
Accrued vacation and incentive compensation	3.1	3.0
Net operating loss carryforwards	146.0	152.1
Allowance for bad debts	2.9	3.0
Amortization of intangible assets	—	1.2
Deferred financing costs	5.1	8.3
Section 163(j) interest	137.7	99.4
Interest rate derivative liability	10.5	15.0
TRA liability	0.1	0.6
Right of use	52.5	51.1
Software development costs	1.0	—
Other deferred assets	9.2	11.1
Total gross deferred tax assets	372.2	348.4
Less: Valuation allowance	(114.7)	(113.0)
Total deferred tax assets	257.5	235.4
Deferred tax liabilities:
Depreciation on property and equipment	(2.0)	(2.6)
Basis differences of partnerships and joint ventures	(87.4)	(73.0)
Right of use	(44.4)	(44.2)
Amortization of intangible assets	(1.3)	—
Interest rate derivative asset	(29.5)	—
Other deferred liabilities	(1.4)	(1.2)
Total deferred tax liabilities	(166.0)	(121.0)
Net deferred tax assets	$91.5	$114.4
The Company had federal NOL carryforwards of $540.9 million as of December 31, 2022, of which $446.2 million expire between 2030 and 2037. The remaining federal NOL carryforwards, which were generated after 2017, do not expire. The Company had state NOL carryforwards of $581.1 million as of December 31, 2022, which expire between 2023 and 2042. The Company had Section 163(j) interest limitation carryforwards of $555.8 million as of December 31, 2022, which do not expire.
The Company recorded a valuation allowance against deferred tax assets at December 31, 2022 and 2021 totaling $114.7 million and $113.0 million, respectively, which represents an increase of $1.7 million. The valuation allowance continues to be provided for certain deferred tax assets for which the Company believes it is more likely than not that the tax benefits will not be realized, which are primarily Section 163(j) interest carryforwards and certain state NOL carryforwards. The current year change in the Company’s valuation allowance is comprised of an increase of $35.7 million recorded to income tax expense, offset by a decrease of $34.0 million attributable to changes in deferred taxes on the Company’s interest rate derivatives, which was recorded to other comprehensive income.
The Company has evaluated the realizability of its deferred tax assets based on sources of positive and negative evidence, and determined that it is more likely than not that its federal NOL carryforwards, as well as certain state NOL carryforwards, will be realized. The determination was made based upon projections of future book and taxable income. If the Company's expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in health care regulations, general economic conditions, or other factors, the Company may need to adjust the valuation allowance, for all or a portion of its deferred tax assets. The Company's income tax expense and/or other comprehensive income in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in its valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on the Company's future earnings.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the beginning and ending liability for gross unrecognized tax benefits for the years ended December 31, 2022 and 2021 is as follows (in millions):

	December 31,
	2022	2021

Unrecognized tax benefits at beginning of year	$0.1	$0.1
Additions for tax provisions of current year	—	—
Unrecognized tax benefits at end of year	$0.1	$0.1
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations. For the years ended December 31, 2022 and 2021, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions. The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate, if recognized, is $0.1 million as of December 31, 2022 and 2021. The reserves are included in long-term taxes payable in the consolidated balance sheet as of December 31, 2022.
10.  Equity-Based Compensation
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
Equity-based awards are granted pursuant to the Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 ("2015 Omnibus Incentive Plan"). Under this plan, the Company can grant stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of its common stock. As of December 31, 2022, 11,815,700 shares were authorized to be granted under the 2015 Omnibus Incentive Plan and 5,072,239 were available for future equity grants.
Restricted and Performance Share-Based Awards
During the years ended December 31, 2022 and 2021, the Company granted 257,291 and 232,097 restricted stock awards ("RSAs") to certain officers, employees and non-employee directors in accordance with the 2015 Omnibus Incentive Plan, respectively. Vesting and payment of these RSAs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three or five years after the date of grant. The fair values of these RSAs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the years ended December 31, 2022 and 2021, the Company granted 203,549 and 182,964 performance-based restricted stock units ("PSUs") subject to the achievement of a combination of performance conditions, respectively. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing for two years. For these PSUs, the number of shares payable at the end of the performance periods ranges from 0% to 150% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets. These PSUs are not considered outstanding until earned. During the years ended December 31, 2022 and 2021, 146,937 and 776,988 of the PSUs previously granted were deemed to have been earned, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted and Performance Share-Based Activity
A summary of non-vested restricted share-based activity for the years ended December 31, 2022, 2021, and 2020 follows:

	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	775,886	$13.78
Granted/Earned	1,387,059	6.87
Forfeited/Cancelled	(162,635)	13.77
Vested	(552,943)	12.78
Outstanding at December 31, 2020	1,447,367	$9.75
Granted/Earned	1,009,085	39.90
Forfeited/Cancelled	(77,844)	47.40
Vested	(723,212)	42.88
Outstanding at December 31, 2021	1,655,396	$11.55
Granted/Earned	404,287	47.38
Forfeited/Cancelled	(116,485)	39.65
Vested	(947,785)	51.28
Outstanding at December 31, 2022	995,413	$23.87
Stock Options
No stock options were granted during the years ended December 31, 2022, 2021 and 2020. Options to purchase shares are granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. The estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Option Activity
A summary of stock option activity for the years ended December 31, 2022, 2021, and 2020 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2019	2,769,187	$13.02	9.0
Granted	—
Exercised	(4,199)	20.24	5.8
Forfeited/Cancelled	(4,473)	19.00	4.8
Outstanding at December 31, 2020	2,760,515	$12.88	8.0
Granted	—
Exercised	(9,155)	6.28	7.7
Forfeited/Cancelled	(366,500)	13.42	7.2
Outstanding at December 31, 2021	2,384,860	$12.82	7.0
Granted	—
Exercised	(301,998)	13.42	6.2
Forfeited/Cancelled	(134,502)	13.42	6.2
Outstanding at December 31, 2022 (1)	1,948,360	$12.69	5.9
(1) Of the outstanding stock options, 1,898,360 were exercisable as of December 31, 2022.
Stock Appreciation Rights
As of December 31, 2022, there were 200,000 stock-settled stock appreciation right awards (the "SAR Awards") outstanding. These SAR Awards were granted on December 16, 2018. These were the only SAR Awards granted as of December 31, 2022. The SAR Awards have an exercise price of $12.90, and a remaining contractual term of 5.0 years. Fifty percent (50%) of the SAR Awards will vest in five equal annual installments on each of the first five anniversaries of the date of grant, generally subject to continued employment on each vesting date. Twenty-five percent (25%) of the award will vest based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $25.00 over a period of sixty (60) consecutive trading days, and twenty-five percent (25%) of the award will vest based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $35.00 over a period of sixty (60) consecutive trading days, in each case, generally subject to continued employment on each vesting date. Forfeitures are recognized as incurred. Of the outstanding SAR Awards, 160,000 were exercisable as of December 31, 2022.
Other information pertaining to equity-based compensation
At December 31, 2022, unrecognized compensation cost related to unvested shares, stock options and SAR Awards was approximately $19.1 million. Unrecognized compensation cost will be expensed annually based on the number of shares, stock options and SAR Awards that vest during the year.
The Company records equity-based compensation expense to recognize the fair value of the restricted shares, stock options and SAR Awards granted over the relevant vesting period. The Company recorded equity-based compensation expense of $18.4 million, $17.4 million and $13.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
11.  Employee Benefit Plans
Surgery Partners 401(k) Plan
The Surgery Partners 401(k) Plan is a defined contribution plan whereby certain employees who have completed at least one month of service, including at least one hour of service during that period of time, are eligible to participate. Employees may enroll in the plan immediately upon completion of the minimum service requirement. The Surgery Partners 401(k) Plan allows eligible employees to make contributions of varying percentages or flat dollar amounts of their annual compensation, up to the maximum allowable amounts by the Internal Revenue Service ("IRS"). Eligible employees may or may not receive a match by the Company of their contributions. Employer contributions vest incrementally over a period of five years. The Company's contributions were $11.1 million, $9.7 million and $7.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	December 31,
	2022	2021

Right-of-use operating lease liabilities	$36.5	$40.1
Amounts due to patients and payors	31.9	26.0
Acquisition escrow	28.8	1.2
Cost report liabilities	23.5	26.4
Interest payable	19.4	29.2
Tax receivable agreement liability	1.3	19.7
Accrued expenses and other	65.5	67.4
Total	$206.9	$210.0
13. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of December 31, 2022 and 2021 were $20.8 million and $19.8 million, respectively. Expected insurance recoveries of $12.7 million and $8.7 million as of December 31, 2022 and 2021, respectively, are included as a component of other current assets and other long-term assets in the consolidated balance sheets.
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
Stockholder Litigation
On December 4, 2017, a purported Company stockholder filed an action in the Delaware Court of Chancery (the "Delaware Action"). That action is captioned Witmer v. H.I.G. Capital, L.L.C., et al., C.A. No. 2017-0862. The plaintiff in the Delaware Action asserted claims against (i) certain current and former members of the Company’s Board of Directors (together, the "Directors"); (ii) H.I.G. Capital, LLC and certain of its affiliates (collectively, "H.I.G."); and (iii) Bain Capital Private Equity, L.P. and certain of its affiliates (collectively, "Bain Capital" and, together with the Directors and H.I.G., the "Defendants"). The parties to the Delaware Action negotiated a final stipulation of

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
settlement (the “Settlement Stipulation”), which governs the terms of the settlement of the Delaware Action, and which they filed with the Court of Chancery on November 22, 2021. On February 11, 2022, the Court of Chancery approved the settlement of the Delaware Action as memorialized in the Settlement Stipulation. That decision became final and non-appealable on March 14, 2022. The case is now closed. Pursuant to the settlement, the Company received $32.8 million in March 2022, which was included in litigation settlements in the consolidated statements of operations for the year ended December 31, 2022.
Acquired Facilities
The Company, through its wholly-owned subsidiaries or controlled partnerships and limited liability companies, has acquired and will continue to acquire surgical facilities with prior operating histories. Such facilities may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement laws and regulations, the federal physician self-referral law, or Stark Law, the statute commonly known as the federal Anti-Kickback statute, the federal False Claims Act, and similar fraud and abuse laws. Although the Company attempts to assure that no such liabilities exist, obtain indemnification from prospective sellers covering such matters and institute policies designed to conform centers to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. There can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.
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
Tax Receivable Agreement
On May 9, 2017, the Company entered into an agreement to amend that certain Income Tax Receivable Agreement, dated September 30, 2015 (as amended, the "TRA"), by and between the Company, and the other parties referred to therein, which amendment became effective on August 31, 2017. Pursuant to the amendment to the TRA, the Company agreed to make payments to H.I.G. Capital, LLC and certain of its affiliates (collectively, “H.I.G.”), the Company's former controlling shareholder, in its capacity as the stockholders representative pursuant to a fixed payment schedule. The amounts payable under the TRA are calculated as the product of (i) an annual base amount and (ii) the maximum corporate federal income tax rate for the applicable year plus three percent. The amounts payable under the TRA are related to the Company’s projected realized tax savings over the next five years and are not dependent on the Company’s actual tax savings over such period. The calculation of amounts payable pursuant to the TRA is thus dependent on the maximum corporate federal income tax rate. To the extent that the Company is unable to make payments under the TRA, such payments will be deferred and will accrue interest at a rate of LIBOR plus 500 basis points until paid. If the terms of credit agreements and other debt documents cause the Company to be unable to make payments under the TRA and such terms are not materially more restrictive than those existing as of September 30, 2015, such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points until paid.
Assuming the Company's tax rate is 24%, calculated as the maximum corporate federal tax rate plus three percent, throughout the remaining term of the TRA, the Company estimates the total remaining amounts payable under the TRA was approximately $1.9 million and $22.0 million as of December 31, 2022 and 2021, respectively. As a result of the amendment to the TRA, the Company was required to value the liability under the TRA by discounting the fixed payment schedule using the Company’s incremental borrowing rate. The carrying value of the liability under the TRA, reflecting a discount, was $1.6 million and $19.7 million as of December 31, 2022 and 2021, respectively. The current portion of the liability was $1.3 million and $19.7 million as of December 31, 2022 and 2021, respectively, and is included as a component of other current liabilities in the consolidated balance sheets. The long-term portion is included as a component of other long-term liabilities in the consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Segment Reporting
The Company currently operates in two major lines of business that are also the Company's reportable operating segments - the operation of surgical facilities and the operation of ancillary services. The Surgical Facility Services segment includes the operation of ASCs, surgical hospitals and anesthesia services. The Ancillary Services segment consists of multi-specialty physician practices. Prior to 2021, the Ancillary Services segment also included a diagnostic laboratory, which was closed during the third quarter of 2020. The Optical Services segment for the year ended December 31, 2020 reflected in the table below consisted of an optical products group purchasing organization, which was sold on December 31, 2020. The "All other" line item primarily consists of amounts attributable to the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Surgical Facility Services	$2,470.4	$2,157.8	$1,793.4
Ancillary Services	68.9	67.3	63.6
Optical Services	—	—	3.1
Total	$2,539.3	$2,225.1	$1,860.1

Adjusted EBITDA:
Surgical Facility Services	$473.6	$422.0	$339.3
Ancillary Services	(2.3)	1.7	(3.4)
Optical Services	—	—	1.4
All other	(91.1)	(84.1)	(80.7)
Total	$380.2	$339.6	$256.6

Reconciliation of Adjusted EBITDA:
Income (loss) before income taxes	$110.3	$81.2	$(18.8)

Net income attributable to non-controlling interests	(141.6)	(141.6)	(117.4)
Interest expense, net	234.9	221.0	201.8
Depreciation and amortization	114.8	98.8	94.8
Equity-based compensation expense	18.4	17.4	13.2
Transaction, integration and acquisition costs (1)	48.6	46.1	38.2
Loss on disposals and deconsolidations, net	11.1	2.2	5.7
Litigation settlements and other litigation costs (2)	(24.7)	5.6	6.4
Loss on debt extinguishment	14.9	9.1	—
Undesignated derivative activity (3)	(8.0)	—	—
Hurricane-related impacts (4)	1.5	(0.2)	—
Impairment charges	—	—	33.5
Gain on escrow release (5)	—	—	(0.8)
Adjusted EBITDA	$380.2	$339.6	$256.6
(1)This amount includes transaction and integration costs of $47.5 million, $39.8 million and $23.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.1 million, $6.3 million and $15.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)This amount includes a net litigation settlements gain of $29.3 million and a loss of $1.2 million for the years ended December 31, 2022 and 2020, respectively, with no comparable costs in 2021. This amount also includes other litigation costs of $4.6 million, $5.6 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)This amount includes the reclassification of $7.5 million of unrealized gains out of accumulated OCI into income related to the de-designation of a portion of one of the Company's interest rate caps.This amount further includes fair value changes of undesignated derivatives.
(4)Reflects losses incurred, net of insurance proceeds received at certain surgical facilities that were closed following Hurricane Ian in September 2022 and Hurricane Ida in September 2021.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(5)Included in other income in the consolidated statement of operations for the year ended December 31, 2020, with no comparable gain in 2022 and 2021.

	December 31,
	2022	2021
Assets:
Surgical Facility Services	$6,001.1	$5,552.8
Ancillary Services	41.7	47.5
All other	639.3	517.3
Total assets	$6,682.1	$6,117.6

	Year Ended December 31,
	2022	2021	2020
Cash purchases of property and equipment:
Surgical Facility Services	$74.3	$55.0	$38.7
Ancillary Services	1.1	0.5	0.4
All other	5.2	2.1	3.8
Total cash purchases of property and equipment	$80.6	$57.6	$42.9
15. Subsequent Events
On January 3, 2023, the Company terminated a portion of one of its interest rate caps. In connection with the termination, the Company received $8.6 million from the counterparty.
On January 13, 2023, the Company entered into an amendment to the Credit Agreement to provide an increase a $203.8 million increase in the outstanding commitments under the Revolver.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ J. Eric Evans J. Eric Evans Chief Executive Officer (Principal Executive Officer)
Date: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
	Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2023
/s/ J. Eric Evans
J. Eric Evans
	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023
/s/ David T. Doherty
David T. Doherty
	Chairman of the Board	March 1, 2023
/s/ Wayne S. DeVeydt
Wayne S. DeVeydt
	Director	March 1, 2023
/s/ T. Devin O'Reilly
T. Devin O'Reilly
	Director	March 1, 2023
/s/ Teresa DeLuca
Teresa DeLuca
	Director	March 1, 2023
/s/ John A. Deane
John A. Deane
	Director	March 1, 2023
/s/ Brent Turner
Brent Turner
	Director	March 1, 2023
/s/ Andrew Kaplan
Andrew Kaplan
	Director	March 1, 2023
/s/ Clifford G. Adlerz
Clifford G. Adlerz
	Director	March 1, 2023
/s/ Blair E. Hendrix
Blair E. Hendrix
	Director	March 1, 2023
/s/ Patricia A. Maryland, Dr.PH
Patricia A. Maryland, Dr.PH