Form 10-Q
period 2023-03-31
Surgery Partners, Inc.
filed 2023-05-02
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of April 25, 2023, there were 126,476,669 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$245.5	$282.9
Accounts receivable	452.9	456.3
Inventories	71.8	71.4
Prepaid expenses	29.3	31.4
Other current assets	69.4	79.0
Total current assets	868.9	921.0
Property and equipment, net of accumulated depreciation of $382.7 and $374.3, respectively	844.3	876.6
Goodwill and other intangible assets, net	4,252.6	4,179.4
Investments in and advances to affiliates	191.6	190.3
Right-of-use operating lease assets	274.0	279.1
Long-term deferred tax assets	93.3	91.5
Other long-term assets	118.6	144.2
Total assets	$6,643.3	$6,682.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144.4	$151.6
Accrued payroll and benefits	67.8	68.9
Other current liabilities	200.0	210.1
Current maturities of long-term debt	62.9	62.8
Total current liabilities	475.1	493.4
Long-term debt, less current maturities	2,530.9	2,559.0
Right-of-use operating lease liabilities	268.8	271.4
Other long-term liabilities	80.2	75.4

Non-controlling interests—redeemable	345.8	342.0

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 126,480,483 and 125,960,834, respectively	1.3	1.3
Additional paid-in capital	2,478.1	2,478.0
Accumulated other comprehensive income	64.9	76.2
Retained deficit	(582.3)	(557.3)
Total Surgery Partners, Inc. stockholders' equity	1,962.0	1,998.2
Non-controlling interests—non-redeemable	980.5	942.7
Total stockholders' equity	2,942.5	2,940.9
Total liabilities and stockholders' equity	$6,643.3	$6,682.1

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended March 31,
	2023	2022

Revenues	$666.2	$596.2
Operating expenses:
Salaries and benefits	202.2	178.9
Supplies	188.4	171.6
Professional and medical fees	74.6	63.6
Lease expense	21.4	20.0
Other operating expenses	45.6	37.3
Cost of revenues	532.2	471.4
General and administrative expenses	32.0	29.5
Depreciation and amortization	33.7	27.4
Transaction and integration costs	12.5	7.1
Grant funds	(1.1)	(1.2)
Net loss (gain) on disposals, consolidations and deconsolidations	10.5	(0.1)
Equity in earnings of unconsolidated affiliates	(3.3)	(3.1)
Litigation settlements	3.0	(32.8)
Other expense (income), net	0.3	(2.4)
	619.8	495.8
Operating income	46.4	100.4
Interest expense, net	(46.8)	(56.3)
(Loss) income before income taxes	(0.4)	44.1
Income tax benefit (expense)	1.6	(1.3)
Net income	1.2	42.8
Less: Net income attributable to non-controlling interests	(26.1)	(30.6)
Net (loss) income attributable to Surgery Partners, Inc.	$(24.9)	$12.2

Net (loss) income per share attributable to common stockholders
Basic	$(0.20)	$0.14
Diluted (1)	$(0.20)	$0.14
Weighted average common shares outstanding
Basic	125,206	87,995
Diluted (1)	125,206	90,272
(1) The impact of potentially dilutive securities for the three months ended March 31, 2023 was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2023	2022

Net income	$1.2	$42.8
Other comprehensive (loss) income, net of tax:
Derivative activity, net of tax of $0	(11.3)	56.8
Comprehensive (loss) income	(10.1)	99.6
Less: Comprehensive income attributable to non-controlling interests	(26.1)	(30.6)
Comprehensive (loss) income attributable to Surgery Partners, Inc.	$(36.2)	$69.0

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2021	89,333	$0.9	$1,622.3	$(31.5)	$(502.7)	$880.6	$1,969.6
Net income	—	—	—	—	12.2	20.0	32.2
Equity-based compensation	572	—	7.7	—	—	—	7.7
Other comprehensive income	—	—	—	56.8	—	—	56.8
Acquisition and disposal of shares of non-controlling interests, net	—	—	(4.8)	—	—	(24.3)	(29.1)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(24.6)	(24.6)
Balance at March 31, 2022	89,905	$0.9	$1,625.2	$25.3	$(490.5)	$851.7	$2,012.6

Balance at December 31, 2022	125,961	$1.3	$2,478.0	$76.2	$(557.3)	$942.7	$2,940.9
Net (loss) income	—	—	—	—	(25.0)	18.3	(6.7)
Equity-based compensation	519	—	3.7	—	—	—	3.7
Other comprehensive loss	—	—	—	(11.3)	—	—	(11.3)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(3.6)	—	—	49.7	46.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(30.2)	(30.2)
Balance at March 31, 2023	126,480	$1.3	$2,478.1	$64.9	$(582.3)	$980.5	$2,942.5

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1.2	$42.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.7	27.4
Non-cash lease expense	9.0	8.6
Non-cash interest expense, net	6.5	6.1
Equity-based compensation expense	4.2	3.7
Net loss (gain) on disposals, consolidations and deconsolidations	10.5	(0.1)
Deferred income taxes	(1.8)	1.0
Equity in earnings of unconsolidated affiliates, net of distributions received	(0.2)	(0.9)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	8.8	2.0
Medicare accelerated payments and deferred governmental grants	(1.2)	(18.0)
Other operating assets and liabilities	3.8	7.2
Net cash provided by operating activities	74.5	79.8

Cash flows from investing activities:
Purchases of property and equipment	(24.3)	(18.2)
Payments for acquisitions, net of cash acquired	(40.7)	(31.1)
Proceeds from disposals of facilities and other assets	8.0	—
Purchases of equity investments	(9.6)	—
Proceeds from sales of equity investments	—	11.5
Other investing activities	(4.1)	(9.3)
Net cash used in investing activities	(70.7)	(47.1)

Cash flows from financing activities:
Principal payments on long-term debt	(15.9)	(17.0)
Borrowings of long-term debt	15.9	11.9
Payments of debt issuance costs	(1.3)	—
Distributions to non-controlling interest holders	(41.9)	(36.2)
Receipts (payments) related to ownership transactions with non-controlling interest holders	5.1	(3.1)
Other financing activities	(3.1)	0.7
Net cash used in financing activities	(41.2)	(43.7)
Net decrease in cash and cash equivalents	(37.4)	(11.0)
Cash and cash equivalents at beginning of period	282.9	389.9
Cash and cash equivalents at end of period	$245.5	$378.9
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
As of March 31, 2023, the Company owned or operated a portfolio of 145 surgical facilities, comprised of 127 ASCs and 18 surgical hospitals in 31 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 92 of these surgical facilities and consolidated 118 of these facilities for financial reporting purposes.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended March 31,
	2023	2022
Patient service revenues:
Surgical facilities revenues	96.0%	95.7%
Ancillary services revenues	2.5%	2.9%
Total patient service revenues	98.5%	98.6%
Other service revenues	1.5%	1.4%
Total revenues	100.0%	100.0%
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$335.6	51.1%	$300.2	51.1%
Government	287.8	43.8%	249.0	42.4%
Self-pay	15.6	2.4%	16.8	2.9%
Other (1)	17.4	2.7%	21.7	3.6%
Total patient service revenues	656.4	100.0%	587.7	100.0%
Other service revenues	9.8		8.5
Total revenues	$666.2		$596.2
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company's effective tax rate was 400.0% for the three months ended March 31, 2023 compared to 2.9% for the three months ended March 31, 2022. For the three months ended March 31, 2023, the effective tax rate differed from the federal corporate tax rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and a discrete tax benefit of $1.8 million related to the vesting of restricted stock awards. For the three months ended March 31, 2022, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (a) $4.6 million related to the vesting of restricted stock awards, (b) $1.8 million attributable to non-recurring earnings’ impact on the Company’s valuation allowance, and (c) $1.0 million related to entity divestitures. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions and disposals for the three months ended March 31, 2023 is included in Note 2. "Acquisitions and Disposals."

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity related to goodwill for the three months ended March 31, 2023 is as follows (in millions):

Balance at December 31, 2022	$4,137.1
Acquisitions, including post acquisition adjustments	91.3
Disposals	(11.1)
Balance at March 31, 2023	$4,217.3
A detailed evaluation of potential impairment indicators was performed as of March 31, 2023, which specifically considered recent increases in interest rates, inflation risk and market volatility. On the basis of available evidence as of March 31, 2023, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
Derivative Instruments and Hedging Activities
The Company records all derivatives on the balance sheet at fair value and any financing elements treated as debt instruments are recorded at amortized cost. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
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
A summary of activity related to non-controlling interests—redeemable is as follows (in millions):

	Three Months Ended March 31,
	2023	2022

Balance at beginning of period	$342.0	$330.2
Net income attributable to non-controlling interests—redeemable	7.8	10.6
Acquisition of shares of non-controlling interests, net—redeemable	7.7	12.3
Distributions to non-controlling interest—redeemable holders	(11.7)	(11.6)
Balance at end of period	$345.8	$341.5
Medicare Accelerated Payments and Deferred Governmental Grants
The Company received grant funds distributed under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and other governmental assistance programs. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds will be used for COVID-19 related healthcare expenses or lost revenues. The Company estimates $1.1 million and $1.2 million of grant funds received qualified for recognition as a reduction in operating expenses for the three months ended March 31, 2023 and 2022, respectively. There were no remaining unrecognized grant funds as of March 31, 2023. As of December 31, 2022 approximately $3 million of unrecognized grant funds received was reflected as a component of other current liabilities within the condensed consolidated balance sheets.
The Company received accelerated payments under the Medicare Accelerated and Advance Payment Program. The payments received were deferred and included in the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the remaining deferred accelerated payments was minimal. During the three months ended March 31, 2022, approximately $18 million was repaid in

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
accordance with the terms of the program. These repayments are included as a component of the change in Medicare accelerated payments and deferred government grants in the condensed consolidated statements of cash flows.
The Company’s accounting policies for relief received under the CARES Act and other governmental assistance programs, including the recognition of grant funds, is unchanged from the policies described in Note 1 to the Company’s consolidated financial statements included in the 2022 Annual Report on Form 10-K.
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Senior secured term loan	$1,370.1	$1,370.0	$1,353.0	$1,359.7
6.750% senior unsecured notes due 2025	$185.0	$185.0	$181.5	$183.4
10.000% senior unsecured notes due 2027	$320.0	$320.0	$326.4	$326.8
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values based on Level 3 inputs.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of March 31, 2023, the Company's consolidated VIEs include seven surgical facilities and five physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 were $69.9 million and $64.9 million, respectively, and the total liabilities of the consolidated VIEs were $44.5 million and $40.9 million, respectively.
2. Acquisitions and Disposals
Acquisitions
During the three months ended March 31, 2023:
•The Company acquired a controlling interest in a surgical facility and a physician practice for aggregate cash consideration of $16.2 million, net of cash acquired, and non-cash consideration of $1.3 million, which consisted of a non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $12.0 million and goodwill of $25.7 million.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•The Company acquired a controlling interest in two surgical facilities which were previously accounted for as equity method investments for cash consideration of $24.5 million, net of cash acquired. As a result of these transactions, the Company obtained control of the previously non-controlled surgical facilities, resulting in the consolidation of the previously non-consolidated entities. The previously held non-controlling were remeasured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data. The acquisition date fair value of the previously held non-controlling interests was $8.3 million. As a result of stepping up its ownership interest, the Company recognized a loss of $2.9 million included in net loss (gain) on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the three months ended March 31, 2023. The net loss was determined based on the difference between the fair value of the Company's previously held non-controlling interests in the entities and the carrying values immediately prior to the transactions. In connection with the acquisitions, the Company preliminarily recognized non-controlling interests of $34.2 million and goodwill of $65.6 million.
•The Company acquired non-controlling interests in an existing surgical facility and an in-development de novo surgical facility for an aggregate cash purchase price of $12.4 million, of which $2.8 million was deferred and will be paid in April 2023. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets. In April 2023, the Company obtained control of an existing non-controlled surgical facility due to an amendment to the facility operating agreement, resulting in the consolidation of the previously non-consolidated entity.
During the three months ended March 31, 2022, the Company acquired a controlling interest in two surgical facilities, one of which was merged into an existing surgical facility, for aggregate cash consideration of $31.1 million, net of cash acquired, and non-cash consideration of $2.6 million. In connection with the acquisitions, the Company preliminarily recognized non-controlling interests of $10.6 million and goodwill of $42.7 million. During the three months ended March 31, 2023, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2022.
Disposals
During the three months ended March 31, 2023, the Company sold its interests in a surgical facility for a cash sales price of $8.8 million, a portion of which was held in escrow pursuant to the purchase agreement. In connection with the sale, the Company recognized a pre-tax gain of $0.2 million included in net loss (gain) on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the three months ended March 31, 2023.
During the three months ended March 31, 2022:
•The Company sold its interests in a surgical facility, which was previously accounted for as an equity method investment, for net cash proceeds of $11.5 million, and recognized a pre-tax loss of $0.4 million included in loss (gain) on disposals and consolidations, net in the condensed consolidated statements of operations for the three months ended March 31, 2022.
•The Company contributed its interests in two surgical facilities as non-cash consideration for non-controlling interests in two new separate entities. As a result of these transactions, the Company lost control of the previously controlled surgical facilities but retains a non-controlling interest in each, resulting in the deconsolidation of the previously consolidated entities. The remaining non-controlling interests were accounted for as equity method investments, and initially measured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data, to measure the fair value of the retained non-controlling interests. The fair value determination was based on a combination of multiple valuation methods, which included discounted cash flow and market value approach, which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. The fair value of the investments of $9.8 million was recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets. Further, based on the valuation, the transactions resulted in a pretax net loss on deconsolidations of $5.6 million, which is included in net loss (gain) on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2022. The gains were determined based on the difference between the fair value of the Company's retained interests in the entities and the carrying values of both the tangible and intangible assets of the entities immediately prior to the transactions.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	March 31, 2023	December 31, 2022

Senior secured term loan (1)	$1,370.1	$1,370.0
6.750% senior unsecured notes due 2025	185.0	185.0
10.000% senior unsecured notes due 2027	320.0	320.0
Notes payable and other secured loans	174.9	171.3
Finance lease obligations	553.5	585.7
Less: unamortized debt issuance costs and discounts	(9.7)	(10.2)
Total debt	2,593.8	2,621.8
Less: Current maturities	62.9	62.8
Total long-term debt	$2,530.9	$2,559.0
(1)Includes unamortized fair value discount of $2.0 million and $2.1 million as of March 31, 2023 and December 31, 2022, respectively.
Revolving Credit Facility
On January 13, 2023, the Company entered into an amendment to the credit agreement governing its revolving credit facility (the "Revolver"), which amended and supplemented the credit agreement, dated as of August 31, 2017 (the "Credit Agreement"), to provide a $203.8 million increase in the outstanding commitments under the Revolver.
As of March 31, 2023, the Company's availability on its Revolver was $545.9 million (including outstanding letters of credit of $7.9 million). There were no outstanding borrowings under the Revolver as of both March 31, 2023 and December 31, 2022.
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
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheets (in millions):

	Classification in Consolidated Balance Sheets	March 31, 2023	December 31, 2022

Assets:
Operating lease assets	Right-of-use operating lease assets	$274.0	$279.1
Finance lease assets	Property and equipment, net of accumulated depreciation	490.6	529.6
Total leased assets		$764.6	$808.7

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$38.0	$36.5
Long-term	Right-of-use operating lease liabilities	268.8	271.4
Total operating lease liabilities		306.8	307.9
Finance lease liabilities:
Current	Current maturities of long-term debt	21.4	20.9
Long-term	Long-term debt, less current maturities	532.1	564.8
Total finance lease liabilities		553.5	585.7
Total lease liabilities		$860.3	$893.6

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the components of the Company's lease expense included in the condensed consolidated statement of operations (in millions):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$16.4	$16.1
Finance lease costs:
Amortization of leased assets	9.4	9.2
Interest on lease liabilities	12.3	9.9
Total finance lease costs	21.7	19.1
Variable and short-term lease costs	5.2	4.4
Total lease costs	$43.3	$39.6
The following table presents supplemental cash flow information (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16.1	$15.6
Operating cash outflows from finance leases	$11.7	$9.8
Financing cash outflows from finance leases	$6.4	$6.0

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8.9	$22.0
Finance leases	$15.4	$89.3
5. Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. During 2023 and 2022, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt.
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		March 31, 2023		December 31, 2022
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	157.2	Active	159.1	Active	March 31, 2025
Interest rate cap	September 30, 2021	8.9	Active	159.1	Active	March 31, 2025
Pay-fixed swap	November 30, 2018	165.0	Active	165.0	Active	November 30, 2023
Pay-fixed swap	November 30, 2018	120.0	Active	120.0	Active	November 30, 2023
Pay-fixed swap	June 28, 2019	150.0	Active	150.0	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(165.0)	Active	(165.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(120.0)	Active	(120.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(150.0)	Active	(150.0)	Active	November 30, 2023
		$1,366.1		$1,518.2
As of March 31, 2023, the Company had nine interest rate swaps with a total net notional amount of $1.2 billion. Of the nine interest rate swaps, three are pay-fixed, receive 1-Month LIBOR (subject to a minimum of 0.75%) interest rate swaps designated in cash flow hedging relationships with a total notional amount of $1.2 billion and a termination date of March 31, 2025. The remaining six interest rate

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
swaps are undesignated and consist of three pay-fixed, receive 1-Month LIBOR (subject to a minimum of 1.00%) interest rate swaps and three pay 1-Month LIBOR (subject to a minimum of 1.00%), receive-fixed interest rate swaps with a termination date of November 30, 2023. The pay-floating, receive-fixed swaps are designed to economically offset the undesignated pay-fixed, receive-floating swaps.
As of March 31, 2023, the Company had two interest rate caps designated in cash flow hedging relationships with a total notional amount of $166.1 million. The interest rate caps each have a termination date of March 31, 2025. During the three months ended March 31, 2023, the Company partially terminated a previously undesignated portion of one of its interest rate caps. In connection with the termination, the Company received $8.6 million, which is included as a component of operating activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2023.
The pay-fixed, receive floating interest rate swaps did not meet the requirements to be considered derivatives in their entirety as a result of the financing component. Accordingly, the swaps are considered hybrid instruments, consisting of a financing element treated as a debt instrument and an embedded at-market derivative that was designated as a cash flow hedge.
Within the Company’s condensed consolidated balance sheets, the financing elements treated as debt instruments described above are carried at amortized cost and the embedded at-market derivatives and the undesignated swaps are recorded at fair value. The cash flows related to the portion treated as debt are classified as financing activities in the condensed consolidated statements of cash flows while the portion treated as an at-market derivative are classified as operating activities. Cash settlements related to the undesignated swaps will offset and are classified as operating activities in the condensed consolidated cash flows. Within the Company’s condensed consolidated balance sheets, the interest rate caps, including the undesignated portion, are recorded at fair value. The cash flows related to the interest rate caps, including the undesignated portion, are classified as operating activities in the condensed consolidated statements of cash flows.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $33.6 million will be reclassified as a decrease to interest expense.
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

		March 31, 2023		December 31, 2022
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments
Interest rate caps	Other long-term assets	$—	$—	$9.0	$—
Interest rate swaps	Other long-term assets	6.2	—	8.5	—
Interest rate swaps	Other long-term liabilities	—	6.2	—	8.5

Derivatives in cash flow hedging relationships
Interest rate caps	Other long-term assets	8.4	—	10.4	—
Interest rate swaps	Other long-term assets	70.6	—	85.5	—
Interest rate swaps	Other long-term liabilities (1)	—	28.3	—	31.9
Total		$85.2	$34.5	$113.4	$40.4
(1)The balance is related to the financing component of the pay-fixed, receive floating interest rate swaps.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statement of operations (in millions):

		Three Months Ended March 31,
	Location	2023	2022
Derivatives not designated as hedging instruments
Loss recognized in income	Other income, net	$0.6	$0.1

Derivatives in cash flow hedging relationships
(Loss) gain recognized in OCI (effective portion)		$(5.2)	$50.4
(Gain) loss reclassified from accumulated OCI into income (effective portion) (1)	Interest expense, net	$(6.1)	$6.4
(1)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $5.4 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively.
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

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income attributable to Surgery Partners, Inc.	$(24.9)	$12.2

Denominator:
Weighted average shares outstanding- basic	125,206	87,995
Weighted average shares outstanding- diluted (1)	125,206	90,272

(Loss) income per share:
Basic	$(0.20)	$0.14
Diluted (1)	$(0.20)	$0.14

Dilutive securities outstanding not included in the computation of (loss) income per share as their effect is antidilutive:
Stock options	1,338	1,634
Restricted shares	67	643
(1)The impact of potentially dilutive securities for the three months ended March 31, 2023, was not considered because the effect would be anti-dilutive.
7. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	March 31, 2023	December 31, 2022

Right-of-use operating lease liabilities	$38.0	$36.5
Amounts due to patients and payors	30.0	31.9
Cost report liabilities	24.2	23.5
Interest payable	23.7	19.4
Acquisition escrow	17.4	28.8
Accrued expenses and other	66.7	70.0
Total	$200.0	$210.1

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Commitments and Contingencies
Professional, General and Workers' Compensation Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation liability insurance in excess of self-insured retentions through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of March 31, 2023 and December 31, 2022 were $22.1 million and $20.8 million, respectively. Expected insurance recoveries of $12.7 million as of both March 31, 2023 and December 31, 2022 are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.
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
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues:
Surgical Facility Services	$649.0	$578.8
Ancillary Services	17.2	17.4
Total	$666.2	$596.2

Adjusted EBITDA:
Surgical Facility Services	$118.8	$101.0
Ancillary Services	(1.4)	0.1
All other	(27.3)	(24.0)
Total	$90.1	$77.1

Reconciliation of Adjusted EBITDA:
(Loss) income before income taxes	$(0.4)	$44.1

Net income attributable to non-controlling interests	(26.1)	(30.6)
Interest expense, net	46.8	56.3
Depreciation and amortization	33.7	27.4
Equity-based compensation expense	4.2	3.7
Transaction, integration and acquisition costs (1)	12.8	7.1
Net loss (gain) on disposals, consolidations and deconsolidations (2)	10.5	(0.1)
Litigation settlements and regulatory change impact (3)	8.0	(30.8)
Undesignated derivative activity	0.6	—
Adjusted EBITDA	$90.1	$77.1
(1)This amount includes transaction and integration costs of $12.5 million and $7.1 million for the three months ended March 31, 2023 and 2022, respectively. This amount further includes start-up costs related to de novo surgical facilities of $0.3 million for the three months ended March 31, 2023, with no comparable costs for the three months ended March 31, 2022.
(2)Includes an $8.5 million loss for the three months ended March 31, 2023 related to a surgical facility with a book value of the asset group in excess of the fair value based on a letter of intent.
(3)This amount includes a litigation settlement loss of $3.0 million and a gain of $32.8 million for the three months ended March 31, 2023 and 2022, respectively. This amount also includes other litigation costs of $0.6 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, the three months ended March 31, 2023, includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.

	March 31, 2023	December 31, 2022
Assets:
Surgical Facility Services	$6,049.2	$6,001.1
Ancillary Services	41.4	41.7
All other	552.7	639.3
Total assets	$6,643.3	$6,682.1

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash purchases of property and equipment:
Surgical Facility Services	$23.8	$17.7
Ancillary Services	0.5	0.2
All other	—	0.3
Total cash purchases of property and equipment	$24.3	$18.2
10. Subsequent Events
In April 2023, the Company completed the sale of two surgical facilities for cash proceeds of $23.0 million.
In April 2023, the Company acquired non-controlling interests in an in-development de novo surgical facility for a purchase price of $6.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our 2022 Annual Report on Form 10-K. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries. Unless the context implies otherwise, the term “affiliates” means direct and indirect subsidiaries of Surgery Partners, Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term “employees” refers to employees of affiliates of Surgery Partners, Inc.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations. The words "projections," "believe," "continue," "drive," "estimate," "expect," "intend," "may," "plan," "will," "could," "would" and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, reductions in payments from government health care programs and private insurance payors, such as health maintenance organizations, preferred provider organizations, and other managed care organizations and employers; our ability to contract with private insurance payors; changes in our payor mix or surgical case mix; failure to maintain or develop relationships with physicians on beneficial or favorable terms, or at all; the impact of payor controls designed to reduce the number of surgical procedures; our efforts to integrate operations of acquired businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities; supply chain issues, including shortages or quality control issues with surgery-related products, equipment and medical supplies; competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; our ability to attract and retain qualified health care professionals; our ability to enforce non-compete restrictions against our physicians; our ability to manage material liabilities whether known or unknown incurred as a result of acquiring surgical facilities; the impact of future legislation and other health care regulatory reform actions, and the effect of that legislation and other regulatory actions on our business; our ability to comply with current health care laws and regulations; the outcome of legal and regulatory proceedings that have been or may be brought against us; changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; our indebtedness; the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease, such as COVID-19, on our business; and the risks and uncertainties set forth under the heading "Risk Factors" in our 2022 Annual Report on Form 10-K and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
As of March 31, 2023, we owned or operated, primarily in partnership with physicians, a portfolio of 145 surgical facilities comprised of 127 ASCs and 18 surgical hospitals across 31 states. We owned a majority interest in 92 of these surgical facilities and consolidated 118 of these facilities for financial reporting purposes.
Total revenues for the first quarter of 2023 increased 11.7% to $666.2 million from $596.2 million for the first quarter of 2022. Days adjusted same-facility revenues for the first quarter of 2023 increased 10.3% from the same period last year, with a 4.8% increase in revenue per case and a 5.3% increase in same-facility cases. Additionally, for the first quarter of 2023, Adjusted EBITDA increased 16.9% to $90.1 million compared to $77.1 million for the same period last year. For the first quarter of 2023, the Company’s net loss attributable to Surgery Partners, Inc. was $24.9 million compared to net income of $12.2 million for the first quarter of 2022. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and other portfolio management initiatives. During the first quarter of 2023 we completed the following:
•We acquired controlling interests in three surgical facilities, two of which were previously accounted for as equity method investments, and a physician practice for aggregate cash consideration of $40.7 million, net of cash acquired and non-cash consideration of $1.3 million.
•We acquired non-controlling interests in an existing surgical facility and an in-development de novo surgical facility for an aggregate cash purchase price of $12.4 million, of which $2.8 million was deferred and was paid in April 2023.
•We sold our interests in a surgical facility for net cash proceeds of $8.8 million, a portion of which will be held in escrow pursuant to the purchase agreement.

We had cash and cash equivalents of $245.5 million and $545.9 million of borrowing capacity under our revolving credit facility at March 31, 2023. Operating cash inflows were $74.5 million in the first quarter of 2023, compared to $79.8 million in the prior year period. Net operating cash inflows, including operating cash flows less distributions to non-controlling interests, were $32.6 million for the first quarter of 2023, compared to $43.6 million for the first quarter of 2022.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Patient service revenues:
Surgical facilities revenues	96.0%	95.7%
Ancillary services revenues	2.5%	2.9%
Total patient service revenues	98.5%	98.6%
Other service revenues	1.5%	1.4%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended March 31,
	2023	2022

Private insurance payors	51.1%	51.1%
Government payors	43.8%	42.4%
Self-pay payors	2.4%	2.9%
Other payors (1)	2.7%	3.6%
Total	100.0%	100.0%
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

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2023	2022

Orthopedic and pain management	35.7%	36.8%
Ophthalmology	24.1%	24.6%
Gastrointestinal	23.5%	22.7%
General surgery	3.0%	3.0%
Other	13.7%	12.9%
Total	100.0%	100.0%
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2022 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2022.
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table summarizes certain results from the statements of operations for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three Months Ended March 31,
	2023	2022

Revenues	$666.2	$596.2
Operating expenses:
Cost of revenues	532.2	471.4
General and administrative expenses	32.0	29.5
Depreciation and amortization	33.7	27.4
Transaction and integration costs	12.5	7.1
Grant funds	(1.1)	(1.2)
Net loss (gain) on disposals, consolidations and deconsolidations	10.5	(0.1)
Equity in earnings of unconsolidated affiliates	(3.3)	(3.1)
Litigation settlements	3.0	(32.8)
Other expense (income), net	0.3	(2.4)
	619.8	495.8
Operating income	46.4	100.4
Interest expense, net	(46.8)	(56.3)
(Loss) income before income taxes	(0.4)	44.1
Income tax benefit (expense)	1.6	(1.3)
Net income	1.2	42.8
Less: Net income attributable to non-controlling interests	(26.1)	(30.6)
Net (loss) income attributable to Surgery Partners, Inc.	$(24.9)	$12.2

Revenues. Revenues for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows (dollars in millions):

	Three Months Ended March 31,
	2023	2022

Patient service revenues	$656.4	$587.7
Other service revenues	9.8	8.5
Total revenues	$666.2	$596.2
Patient service revenues increased 11.7% to $656.4 million for the first quarter of 2023 compared to $587.7 million for the first quarter of 2022. The increase was driven by an 10.3% increase in days adjusted same-facility revenues and acquisitions completed in 2023 and 2022. The increase in days adjusted same-facility revenues was attributable to a 4.8% increase in same-facility revenue per case and a 5.3% increase in same-facility case volumes.
Cost of Revenues. Cost of revenues was $532.2 million for the first quarter of 2023 compared to $471.4 million for the first quarter of 2022. The increase was primarily driven by acquisitions completed since the prior year period. As a percentage of revenues, cost of revenues were 79.9% for the 2023 period and 79.1% for the 2022 period.
General and Administrative Expenses. General and administrative expenses were $32.0 million for the first quarter of 2023 compared to $29.5 million for the first quarter of 2022. As a percentage of revenues, general and administrative expenses were 4.8% for the 2023 period and 4.9% for the 2022 period.
Depreciation and Amortization. Depreciation and amortization expenses were $33.7 million for the first quarter of 2023 compared to $27.4 million for the first quarter of 2022. As a percentage of revenues, depreciation and amortization expenses were 5.1% for the 2023 period compared to 4.6% for the 2022 period.
Transaction and Integration Costs. We incurred $12.5 million of transaction and integration costs for the first quarter of 2023 compared to $7.1 million for the first quarter of 2022. The costs for both periods primarily relate to ongoing development initiatives and the integration of acquisitions.
Net Loss (Gain) on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations in the first quarter of 2023 was partially attributable to activity discussed in Note. 2. "Acquisitions and Disposals" to our condensed consolidated financial statements included elsewhere in this report. The remaining net loss was attributable to disposals of other long-lived assets.
Litigation Settlements. Litigation settlements in first quarter of 2022 was primarily attributable to the resolution of the stockholder litigation matter, as discussed in Note 8. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report.
Interest Expense, Net. As a percentage of revenues, interest expense, net decreased to 7.0% for the 2023 period compared to 9.4% for the 2022 period. The decrease is attributable to the pay down of certain long-term debt in the fourth quarter of 2022.
Income Tax Benefit (Expense). The income tax benefit was $1.6 million for the three months ended March 31, 2023 compared to income tax expense of $1.3 million for the three months ended March 31, 2022. The effective tax rate was 400.0% for the three months ended March 31, 2023 compared to 2.9% for the three months ended March 31, 2022. For the three months ended March 31, 2023, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and a discrete tax benefit of $1.8 million related to the vesting of restricted stock awards. For the three months ended March 31, 2022, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (a) $4.6 million related to the vesting of restricted stock awards, (b) $1.8 million attributable to non-recurring earnings’ impact on the Company’s valuation allowance, and (c) $1.0 million related to entity divestitures. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 3.9% for the 2023 period and 5.1% for the 2022 period.

Liquidity and Capital Resources
Cash and cash equivalents were $245.5 million at March 31, 2023 compared to $282.9 million at December 31, 2022.
The primary source of our operating cash flows is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. Our cash flows provided by operating activities was $74.5 million for the first quarter of 2023 compared to $79.8 million in the first quarter of 2022. The $5.3 million decrease was primarily driven by operating cash flows in the first quarter of 2022 that did not repeat in the current year, including the receipt of stockholder litigation proceeds of $32.8 million partially offset by repayments of $18.0 million of Medicare advanced payments provided through the CARES Act.
Net cash used in investing activities during the first quarter of 2023 was $70.7 million compared to $47.1 million for the first quarter of 2022. Key factors contributing to the change include:
•An aggregate increase in payments for acquisitions (net of cash acquired) and purchases of equity method investments of $19.2 million;
•An aggregate decrease of $3.5 million in proceeds from sales of facilities and equity method investments;
•An increase in purchases of property and equipment of $6.1 million;
•A decrease in cash used of $5.2 million related to other investing activities.
Net cash used in financing activities during the first quarter of 2023 was $41.2 million compared to cash used in financing activities of $43.7 million for the first quarter of 2022. Key factors contributing to the change include:
• An increase of $4.0 million in borrowings of long-term debt;
•An increase in proceeds related to ownership transactions with non-controlling interest holders of $8.2 million, partially offset by an increase in distributions to non-controlling interest holders of an $5.7 million;
•An increase in cash used of $3.8 million related to other financing activities.
Capital Resources
Net working capital was approximately $393.8 million at March 31, 2023 compared to $427.6 million at December 31, 2022. The decrease is primarily due to a decrease in cash, as discussed above, partially offset by a decrease in accounts payable.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.
Material Cash Requirements
There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2023 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.
Summary
Broad economic factors, including recent increases in interest rates, inflation and supply chain risks and market volatility, could negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA excluding grant funds to (loss) income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended March 31,
	2023	2022
Condensed Consolidated Statements of Operations Data:
(Loss) income before income taxes	$(0.4)	$44.1
Plus (minus):
Net income attributable to non-controlling interests	(26.1)	(30.6)
Interest expense, net	46.8	56.3
Depreciation and amortization	33.7	27.4
Equity-based compensation expense	4.2	3.7
Transaction, integration and acquisition costs (1)	12.8	7.1
Net loss (gain) on disposals, consolidations and deconsolidations	10.5	(0.1)
Litigation settlements and regulatory change impact (2)	8.0	(30.8)
Undesignated derivative activity	0.6	—
Adjusted EBITDA	$90.1	$77.1
Less: Impact of grant funds (3)	(1.1)	(1.0)
Adjusted EBITDA excluding grant funds	$89.0	$76.1
(1)This amount includes transaction and integration costs of $12.5 million and $7.1 million for the three months ended March 31, 2023 and 2022, respectively. This amount further includes start-up costs related to de novo surgical facilities of $0.3 million for the three months ended March 31, 2023, with no comparable costs for the three months ended March 31, 2022.
(2)This amount includes a litigation settlement loss of $3.0 million and a gain of $32.8 million for the three months ended March 31, 2023 and 2022, respectively. This amount also includes other litigation costs of $0.6 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, the three months ended March 31, 2023, includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended March 31, 2023

Cash flows from operating activities	$153.5
Plus (minus):
Non-cash interest expense, net	(26.3)
Non-cash lease expense	(35.2)
Deferred income taxes	(19.1)
Equity in earnings of unconsolidated affiliates, net of distributions received	1.1
Other non-cash income	7.5
Changes in operating assets and liabilities, net of acquisitions and divestitures	140.5
Income tax expense	20.4
Net income attributable to non-controlling interests	(137.1)
Interest expense, net	225.4
Transaction, integration and acquisition costs	54.3
Litigation settlements and regulatory change impact	14.1
Hurricane-related impacts	1.5
Undesignated derivative activity	(7.4)
Acquisitions and synergies (1)	92.3
Credit Agreement EBITDA	$485.5
(1)Represents impact of acquisitions as if each acquisition had occurred on April 1, 2022. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or LIBOR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at March 31, 2023, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in our 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of common stock during the three months ended March 31, 2023. At March 31, 2023, the Company continued to have authority to repurchase up to $46.0 million of shares of common stock under its Board-authorized share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

10.1
Ninth Amendment to the Credit Agreement, dated as of January 13, 2023, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto, Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed March 1, 2023).

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ David T. Doherty David T. Doherty Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 2, 2023