Form 10-Q
period 2023-06-30
Surgery Partners, Inc.
filed 2023-08-01
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-37576
_____________________________________
Surgery Partners, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________

Delaware	47-3620923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 Seven Springs Way, Suite 600
Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of July 25, 2023, there were 126,498,920 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$177.4	$282.9
Accounts receivable	449.9	456.3
Inventories	70.3	71.4
Prepaid expenses	39.3	31.4
Other current assets	73.3	79.0
Total current assets	810.2	921.0
Property and equipment, net of accumulated depreciation of $403.4 and $374.3, respectively	826.0	876.6
Goodwill and other intangible assets, net	4,291.2	4,179.4
Investments in and advances to affiliates	192.2	190.3
Right-of-use operating lease assets	267.2	279.1
Long-term deferred tax assets	105.7	91.5
Other long-term assets	128.1	144.2
Total assets	$6,620.6	$6,682.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131.5	$151.6
Accrued payroll and benefits	64.3	68.9
Other current liabilities	198.1	210.1
Current maturities of long-term debt	64.7	62.8
Total current liabilities	458.6	493.4
Long-term debt, less current maturities	2,504.8	2,559.0
Right-of-use operating lease liabilities	264.1	271.4
Other long-term liabilities	82.2	75.4

Non-controlling interests—redeemable	328.1	342.0

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 126,492,822 and 125,960,834, respectively	1.3	1.3
Additional paid-in capital	2,501.4	2,478.0
Accumulated other comprehensive income	78.8	76.2
Retained deficit	(563.3)	(557.3)
Total Surgery Partners, Inc. stockholders' equity	2,018.2	1,998.2
Non-controlling interests—non-redeemable	964.6	942.7
Total stockholders' equity	2,982.8	2,940.9
Total liabilities and stockholders' equity	$6,620.6	$6,682.1

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$667.6	$615.4	$1,333.8	$1,211.6
Operating expenses:
Salaries and benefits	195.2	181.9	397.4	360.8
Supplies	182.2	173.5	370.6	345.1
Professional and medical fees	72.9	66.7	147.5	130.3
Lease expense	21.8	20.2	43.2	40.2
Other operating expenses	41.4	38.5	87.0	75.8
Cost of revenues	513.5	480.8	1,045.7	952.2
General and administrative expenses	31.2	26.1	63.2	55.6
Depreciation and amortization	24.4	28.0	58.1	55.4
Transaction and integration costs	12.0	8.2	24.5	15.3
Grant funds	—	(0.1)	(1.1)	(1.3)
Net (gain) loss on disposals, consolidations and deconsolidations	(8.8)	1.1	1.7	1.0
Equity in earnings of unconsolidated affiliates	(2.6)	(2.6)	(5.9)	(5.7)
Litigation settlements	1.5	—	4.5	(32.8)
Other income, net	(1.2)	(2.6)	(0.9)	(5.0)
	570.0	538.9	1,189.8	1,034.7
Operating income	97.6	76.5	144.0	176.9
Interest expense, net	(47.7)	(56.9)	(94.5)	(113.2)
Income before income taxes	49.9	19.6	49.5	63.7
Income tax benefit (expense)	7.8	(4.3)	9.4	(5.6)
Net income	57.7	15.3	58.9	58.1
Less: Net income attributable to non-controlling interests	(38.8)	(33.7)	(64.9)	(64.3)
Net income (loss) attributable to Surgery Partners, Inc.	$18.9	$(18.4)	$(6.0)	$(6.2)

Net income (loss) per share attributable to common stockholders
Basic	$0.15	$(0.21)	$(0.05)	$(0.07)
Diluted (1)	$0.15	$(0.21)	$(0.05)	$(0.07)
Weighted average common shares outstanding
Basic	125,718	88,900	125,463	88,450
Diluted (1)	127,370	88,900	125,463	88,450
(1) The impact of potentially dilutive securities for the three months ended June 30, 2022 and the six months ended June 30, 2023 and 2022, was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$57.7	$15.3	$58.9	$58.1
Other comprehensive income, net of tax:
Derivative activity, net of tax of $0	13.9	19.0	2.6	75.8
Comprehensive income	71.6	34.3	61.5	133.9
Less: Comprehensive income attributable to non-controlling interests	(38.8)	(33.7)	(64.9)	(64.3)
Comprehensive income (loss) attributable to Surgery Partners, Inc.	$32.8	$0.6	$(3.4)	$69.6

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2021	89,333	$0.9	$1,622.3	$(31.5)	$(502.7)	$880.6	$1,969.6
Net income	—	—	—	—	12.2	20.0	32.2
Equity-based compensation	572	—	7.7	—	—	—	7.7
Other comprehensive income	—	—	—	56.8	—	—	56.8
Acquisition and disposal of shares of non-controlling interests, net	—	—	(4.8)	—	—	(24.3)	(29.1)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(24.6)	(24.6)
Balance at March 31, 2022	89,905	$0.9	$1,625.2	$25.3	$(490.5)	$851.7	$2,012.6
Net (loss) income	—	—	—	—	(18.4)	22.7	4.3
Equity-based compensation	30	—	4.4	—	—	—	4.4
Other comprehensive income	—	—	—	19.0	—	—	19.0
Acquisition and disposal of shares of non-controlling interests, net	—	—	(10.8)	—	—	38.7	27.9
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(27.7)	(27.7)
Balance at June 30, 2022	89,935	$0.9	$1,618.8	$44.3	$(508.9)	$885.4	$2,040.5

Balance at December 31, 2022	125,961	$1.3	$2,478.0	$76.2	$(557.3)	$942.7	$2,940.9
Net (loss) income	—	—	—	—	(25.0)	18.3	(6.7)
Equity-based compensation	519	—	3.7	—	—	—	3.7
Other comprehensive loss	—	—	—	(11.3)	—	—	(11.3)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(3.6)	—	—	49.7	46.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(30.2)	(30.2)
Balance at March 31, 2023	126,480	$1.3	$2,478.1	$64.9	$(582.3)	$980.5	$2,942.5
Net income	—	—	—	—	19.0	27.6	46.6
Equity-based compensation	13	—	4.5	—	—	—	4.5
Other comprehensive income	—	—	—	13.9	—	—	13.9
Acquisition and disposal of shares of non-controlling interests, net	—	—	18.8	—	—	(19.7)	(0.9)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(23.8)	(23.8)
Balance at June 30, 2023	126,493	$1.3	$2,501.4	$78.8	$(563.3)	$964.6	$2,982.8

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$58.9	$58.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.1	55.4
Non-cash lease expense	17.9	17.1
Non-cash interest expense, net	13.1	12.4
Equity-based compensation expense	8.8	8.0
Net loss on disposals, consolidations and deconsolidations	1.7	1.0
Deferred income taxes	(11.5)	4.9
Equity in earnings of unconsolidated affiliates, net of distributions received	(0.8)	(0.4)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(5.1)	5.4
Medicare accelerated payments and deferred governmental grants	(1.2)	(40.2)
Other operating assets and liabilities	(13.3)	0.2
Net cash provided by operating activities	126.6	121.9

Cash flows from investing activities:
Purchases of property and equipment	(50.1)	(40.6)
Payments for acquisitions, net of cash acquired	(43.5)	(74.9)
Proceeds from disposals of facilities and other assets	26.1	—
Purchases of equity investments	(48.4)	(65.8)
Proceeds from sales of equity investments	—	11.5
Other investing activities	(26.0)	(11.6)
Net cash used in investing activities	(141.9)	(181.4)

Cash flows from financing activities:
Principal payments on long-term debt	(31.5)	(33.3)
Borrowings of long-term debt	26.5	12.4
Payments of debt issuance costs	(1.4)	—
Distributions to non-controlling interest holders	(76.9)	(75.2)
Receipts (payments) related to ownership transactions with non-controlling interest holders	0.6	(4.0)
Other financing activities	(7.5)	(2.9)
Net cash used in financing activities	(90.2)	(103.0)
Net decrease in cash and cash equivalents	(105.5)	(162.5)
Cash and cash equivalents at beginning of period	282.9	389.9
Cash and cash equivalents at end of period	$177.4	$227.4
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
As of June 30, 2023, the Company owned or operated a portfolio of 152 surgical facilities, comprised of 134 ASCs and 18 surgical hospitals in 32 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 92 of these surgical facilities and consolidated 119 of these facilities for financial reporting purposes.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Patient service revenues:
Surgical facilities revenues	96.0%	95.9%	96.0%	95.8%
Ancillary services revenues	2.6%	2.8%	2.5%	2.8%
Total patient service revenues	98.6%	98.7%	98.5%	98.6%
Other service revenues	1.4%	1.3%	1.5%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended June 30,
	2023		2022
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$341.6	51.9%	$309.5	51.0%
Government	278.2	42.3%	258.1	42.5%
Self-pay	17.1	2.6%	16.5	2.7%
Other (1)	21.1	3.2%	23.2	3.8%
Total patient service revenues	658.0	100.0%	607.3	100.0%
Other service revenues	9.6		8.1
Total revenues	$667.6		$615.4

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2023		2022
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$677.2	51.5%	$608.6	50.9%
Government	566.0	43.1%	507.0	42.4%
Self-pay	32.7	2.5%	33.2	2.8%
Other (1)	38.5	2.9%	46.2	3.9%
Total patient service revenues	1,314.4	100.0%	1,195.0	100.0%
Other service revenues	19.4		16.6
Total revenues	$1,333.8		$1,211.6
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's effective tax rate was (19.0)% for the six months ended June 30, 2023 compared to 8.8% for the six months ended June 30, 2022. For the six months ended June 30, 2023, the effective tax rate differed from the federal corporate tax rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (i) $1.8 million related to the vesting of restricted stock awards, and (ii) $15.9 million related to entity divestitures. For the six months ended June 30, 2022, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (i) $4.6 million related to the vesting of restricted stock awards, (ii) $1.8 million attributable to non-recurring earnings’ impact on the Company’s valuation allowance, and (iii) $1.0 million related to entity divestitures. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions and disposals for the six months ended June 30, 2023 is included in Note 2. "Acquisitions and Disposals."
A summary of activity related to goodwill for the six months ended June 30, 2023 is as follows (in millions):

Balance at December 31, 2022	$4,137.1
Acquisitions, including post acquisition adjustments	134.6
Disposals	(35.8)
Balance at June 30, 2023	$4,235.9
A detailed evaluation of potential impairment indicators was performed as of June 30, 2023, which specifically considered recent increases in interest rates, inflation risk and market volatility. On the basis of available evidence as of June 30, 2023, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity related to non-controlling interests—redeemable is as follows (in millions):

	Six Months Ended June 30,
	2023	2022

Balance at beginning of period	$342.0	$330.2
Net income attributable to non-controlling interests—redeemable	19.0	21.6
Acquisition of shares of non-controlling interests, net—redeemable	(10.0)	12.9
Distributions to non-controlling interest—redeemable holders	(22.9)	(22.9)
Balance at end of period	$328.1	$341.8
Medicare Accelerated Payments and Deferred Governmental Grants
The Company received grant funds distributed under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and other governmental assistance programs. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds were used for COVID-19 related healthcare expenses or lost revenues. During the three and six months ended June 30, 2023, the Company recognized grant funds received as a reduction in operating expenses in the amount of none and $1.1 million, respectively. During the three and six months ended June 30, 2022, the Company recognized grant funds received as a reduction in operating expenses in the amount of $0.1 million and $1.3 million, respectively. There were no remaining unrecognized grant funds as of June 30, 2023. As of December 31, 2022 approximately $3 million of unrecognized grant funds received was reflected as a component of other current liabilities within the condensed consolidated balance sheets.
The Company received accelerated payments under the Medicare Accelerated and Advance Payment Program. The payments received were deferred and included in the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the remaining deferred accelerated payments was minimal. During the three and six months ended June 30, 2022, approximately $25 million and $43 million, respectively, was repaid in accordance with the terms of the program. These repayments are included as a component of the change in Medicare accelerated payments and deferred government grants in the condensed consolidated statements of cash flows.
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

Senior secured term loan	$1,370.2	$1,370.0	$1,366.8	$1,359.7
6.750% senior unsecured notes due 2025	$185.0	$185.0	$183.8	$183.4
10.000% senior unsecured notes due 2027	$320.0	$320.0	$326.4	$326.8
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values based on Level 3 inputs.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of June 30, 2023, the Company's consolidated VIEs consisted of seven surgical facilities and five physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 were $65.6 million and $64.9 million, respectively, and the total liabilities of the consolidated VIEs were $38.4 million and $40.9 million, respectively.
2. Acquisitions and Disposals
Acquisitions
During the six months ended June 30, 2023:
•The Company acquired a controlling interest in a surgical facility and a physician practice for aggregate cash consideration of $17.9 million, net of cash acquired, and non-cash consideration of $1.3 million, which consisted of a non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $12.0 million and goodwill of $27.4 million.
•The Company acquired a controlling interest in two surgical facilities and an in-development de novo surgical facility, which were previously accounted for as equity method investments, for aggregate cash consideration of $26.9 million, net of cash acquired. The Company also amended the operating agreement of a previously non-controlled surgical facility resulting in the Company obtaining a controlling interest in the facility. These transactions resulted in the consolidation of the previously non-consolidated entities. The previously held non-controlling interests were remeasured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data. The acquisition date fair value of the previously held non-controlling interests was $27.3 million. As a result of increasing its ownership interest, the Company recognized a net loss of $7.1 million included in net (gain) loss on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the six months ended June 30, 2023. The net loss was determined based on the difference between the fair value of the Company's previously held non-controlling interests in the entities and the carrying values immediately prior to the transactions. In connection with the consolidation of these facilities, the Company preliminarily recognized non-controlling interests of $55.2 million and goodwill of $106.3 million.
•The Company acquired non-controlling interests in four surgical facilities and two in-development de novo surgical facilities for aggregate cash consideration of $48.4 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets. The Company also paid cash consideration of $20.0 million to acquire management rights from the prior management service provider related to three of the aforementioned surgical facilities. Management rights agreements are accounted for and recorded as a component of intangible assets, net in the accompanying condensed consolidated balance sheets. The cash paid to acquire the management rights is presented as a component of other investing activities on the condensed consolidated statements of cash flows.
During the six months ended June 30, 2022:
•The Company acquired a controlling interest in four surgical facilities, two of which were merged into existing surgical facilities, for aggregate cash consideration of $74.9 million, net of cash acquired, and non-cash consideration of $2.6 million, which consisted of a non-controlling interest in one of the Company's existing surgical facilities. In connection with the acquisitions the Company preliminarily recognized non-controlling interests of $41.5 million and goodwill of $114.4 million.
•The Company acquired non-controlling interests in five surgical facilities and four in-development de novo surgical facilities for aggregate cash consideration of $65.8 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets.
Disposals
During the six months ended June 30, 2023:
•The Company sold its interests in four surgical facilities for aggregate net cash proceeds of $30.4 million, a portion of which was held in escrow pursuant to the purchase agreements for such transactions. In connection with these transactions, the Company recognized a pre-tax gain of $26.7 million included in net (gain) loss on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the six months ended June 30, 2023.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•The Company disposed of its non-controlling interests in a surgical facility and in-development de novo surgical facility, which were previously accounted for as equity method investments, for cash proceeds of $1.5 million. In connection with these transactions, the Company recognized a pre-tax loss of $13.7 million included in net (gain) loss on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the six months ended June 30, 2023.
During the six months ended June 30, 2022:
•The Company sold its interests in a surgical facility, which was previously accounted for as an equity method investment, for net cash proceeds of $11.5 million, and recognized a pre-tax loss of $0.4 million included in net (gain) loss on disposals and consolidations in the condensed consolidated statements of operations for the six months ended June 30, 2022.
•The Company contributed its interests in two surgical facilities as non-cash consideration for non-controlling interests in two new separate entities. As a result of these transactions, the Company lost control of the previously controlled surgical facilities but retains a non-controlling interest in each, resulting in the deconsolidation of the previously consolidated entities. The remaining non-controlling interests were accounted for as equity method investments, and initially measured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data, to measure the fair value of the retained non-controlling interests. The fair value determination was based on a combination of multiple valuation methods, which included discounted cash flow and market value approach, which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. The fair value of the investments of $9.8 million was recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets. Further, based on the valuation, the transactions resulted in a pretax net loss on deconsolidations of $5.6 million, which is included in net (gain) loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2022. The net loss was determined based on the difference between the fair value of the Company’s retained interests in the entities and the carrying values of both the tangible and intangible assets of the entities immediately prior to the transactions.
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	June 30, 2023	December 31, 2022

Senior secured term loan (1)	$1,370.2	$1,370.0
6.750% senior unsecured notes due 2025	185.0	185.0
10.000% senior unsecured notes due 2027	320.0	320.0
Notes payable and other secured loans	178.5	171.3
Finance lease obligations	524.9	585.7
Less: unamortized debt issuance costs and discounts	(9.1)	(10.2)
Total debt	2,569.5	2,621.8
Less: Current maturities	64.7	62.8
Total long-term debt	$2,504.8	$2,559.0
(1)Includes unamortized fair value discount of $1.9 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively.
On January 13, 2023, the Company entered into an amendment to its credit agreement, dated as of August 31, 2017 (the "Credit Agreement"), to provide a $203.8 million increase in the outstanding commitments under its revolving credit facility (the "Revolver").
As of June 30, 2023, the Company's availability on its Revolver was $545.9 million (including outstanding letters of credit of $7.9 million). There were no outstanding borrowings under the Revolver as of both June 30, 2023 and December 31, 2022.
On June 8, 2023, the Company entered into an amendment to the Credit Agreement to transition the interest benchmark from LIBOR to the Secured Overnight Financing Rate ("SOFR") effective July 1, 2023.

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
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheets (in millions):

	Classification in Consolidated Balance Sheets	June 30, 2023	December 31, 2022

Assets:
Operating lease assets	Right-of-use operating lease assets	$267.2	$279.1
Finance lease assets	Property and equipment, net of accumulated depreciation	461.6	529.6
Total leased assets		$728.8	$808.7

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$37.2	$36.5
Long-term	Right-of-use operating lease liabilities	264.1	271.4
Total operating lease liabilities		301.3	307.9
Finance lease liabilities:
Current	Current maturities of long-term debt	20.9	20.9
Long-term	Long-term debt, less current maturities	504.0	564.8
Total finance lease liabilities		524.9	585.7
Total lease liabilities		$826.2	$893.6
The following table presents the components of the Company's lease expense included in the condensed consolidated statement of operations (in millions):

	Six Months Ended June 30,
	2023	2022
Operating lease costs	$33.2	$32.7
Finance lease costs:
Amortization of leased assets	18.3	18.9
Interest on lease liabilities	23.8	19.7
Total finance lease costs	42.1	38.6
Variable and short-term lease costs	10.4	8.5
Total lease costs	$85.7	$79.8

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents supplemental cash flow information (dollars in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$32.2	$31.7
Operating cash outflows from finance leases	$22.6	$19.6
Financing cash outflows from finance leases	$12.6	$12.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15.1	$31.1
Finance leases	$23.6	$91.9
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
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		June 30, 2023		December 31, 2022
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	155.2	Active	159.1	Active	March 31, 2025
Interest rate cap	September 30, 2021	8.9	Active	159.1	Active	March 31, 2025
Pay-fixed swap	November 30, 2018	165.0	Active	165.0	Active	November 30, 2023
Pay-fixed swap	November 30, 2018	120.0	Active	120.0	Active	November 30, 2023
Pay-fixed swap	June 28, 2019	150.0	Active	150.0	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(165.0)	Active	(165.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(120.0)	Active	(120.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(150.0)	Active	(150.0)	Active	November 30, 2023
		$1,364.1		$1,518.2
As of June 30, 2023, the Company had nine interest rate swaps with a total net notional amount of $1.2 billion. Of the nine interest rate swaps, three are pay-fixed, receive 1-Month LIBOR (subject to a minimum of 0.75%) interest rate swaps designated in cash flow hedging relationships with a total notional amount of $1.2 billion and a termination date of March 31, 2025. The remaining six interest rate swaps are undesignated and consist of three pay-fixed, receive 1-Month LIBOR (subject to a minimum of 1.00%) interest rate swaps and three pay 1-Month LIBOR (subject to a minimum of 1.00%), receive-fixed interest rate swaps with a termination date of November 30, 2023. The pay-floating, receive-fixed swaps are designed to economically offset the undesignated pay-fixed, receive-floating swaps.
As of June 30, 2023, the Company had two interest rate caps designated in cash flow hedging relationships with a total notional amount of $164.1 million. The interest rate caps each have a termination date of March 31, 2025. During the six months ended June 30, 2023, the Company partially terminated a previously undesignated portion of one of its interest rate caps. In connection with the termination, the Company received $8.6 million, which is included as a component of operating activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2023.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Our interest rate swap agreements, excluding the portion treated as debt, are recognized at fair value in the condensed consolidated balance sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy. The fair value of the interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The interest rate caps are classified using Level 2 inputs within the fair value hierarchy.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $47.4 million will be reclassified as a decrease to interest expense.
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

		June 30, 2023		December 31, 2022
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments
Interest rate caps	Other long-term assets	$—	$—	$9.0	$—
Interest rate swaps	Other long-term assets	4.8	—	8.5	—
Interest rate swaps	Other long-term liabilities	—	4.8	—	8.5

Derivatives in cash flow hedging relationships
Interest rate caps	Other long-term assets	9.4	—	10.4	—
Interest rate swaps	Other long-term assets	78.2	—	85.5	—
Interest rate swaps	Other long-term liabilities (1)	—	24.8	—	31.9
Total		$92.4	$29.6	$113.4	$40.4
(1)The balance is related to the financing component of the pay-fixed, receive floating interest rate swaps.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statement of operations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Loss recognized in income	Other income, net	$—	$—	$0.6	$0.1

Derivatives in cash flow hedging relationships
Gain recognized in OCI (effective portion)		$21.9	$12.7	$16.7	$63.1
(Gain) loss reclassified from accumulated OCI into income (effective portion) (1)	Interest expense, net	$(8.0)	$6.3	$(14.1)	$12.7
(1)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $5.3 million for each of the three months ended June 30, 2023 and 2022, respectively. Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $10.7 million and $10.6 million for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Surgery Partners, Inc.	$18.9	$(18.4)	$(6.0)	$(6.2)

Denominator:
Weighted average shares outstanding- basic	125,718	88,900	125,463	88,450
Weighted average shares outstanding- diluted (1)	127,370	88,900	125,463	88,450

Income (loss) per share:
Basic	$0.15	$(0.21)	$(0.05)	$(0.07)
Diluted (1)	$0.15	$(0.21)	$(0.05)	$(0.07)

Dilutive securities outstanding not included in the computation of income (loss) per share as their effect is antidilutive:
Stock options	—	1,559	1,407	1,599
Restricted shares	—	628	147	644
(1)The impact of potentially dilutive securities for the three months ended June 30, 2022 and the six months ended June 30, 2023 and 2022, was not considered because the effect would be anti-dilutive.
7. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	June 30, 2023	December 31, 2022

Right-of-use operating lease liabilities	$37.2	$36.5
Amounts due to patients and payors	28.4	31.9
Cost report liabilities	24.3	23.5
Interest payable	17.7	19.4
Acquisition escrow	17.4	28.8
Accrued expenses and other	73.1	70.0
Total	$198.1	$210.1
8. Commitments and Contingencies
Professional, General, Workers' Compensation and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general, workers' compensation and cyber liability insurance in excess of self-insured retentions through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of June 30, 2023 and December 31, 2022 were $22.5 million and $20.8 million, respectively. Expected insurance recoveries of $12.7 million as of both June 30, 2023 and December 31, 2022 are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In May 2023, we experienced a cybersecurity incident that temporarily disrupted certain facilities in our Idaho market. We estimate that this incident had an adverse pre-tax impact of approximately $5 million during the three months ended June 30, 2023. This estimate includes lost revenue from the associated business interruption and other related expenses. We have filed a claim with the insurance carrier related to this incident. No insurance recoveries were recognized during the three months ended June 30, 2023.
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
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Surgical Facility Services	$650.2	$597.9	$1,299.2	$1,176.7
Ancillary Services	17.4	17.5	34.6	34.9
Total	$667.6	$615.4	$1,333.8	$1,211.6

Adjusted EBITDA:
Surgical Facility Services	$126.7	$108.7	$245.5	$209.7
Ancillary Services	(0.1)	(0.8)	(1.5)	(0.7)
All other	(26.4)	(21.8)	(53.7)	(45.8)
Total	$100.2	$86.1	$190.3	$163.2

Reconciliation of Adjusted EBITDA:
Income before income taxes	$49.9	$19.6	$49.5	$63.7

Net income attributable to non-controlling interests	(38.8)	(33.7)	(64.9)	(64.3)
Interest expense, net	47.7	56.9	94.5	113.2
Depreciation and amortization	24.4	28.0	58.1	55.4
Equity-based compensation expense	4.6	4.3	8.8	8.0
Transaction, integration and acquisition costs (1)	13.0	8.2	25.8	15.3
Net (gain) loss on disposals, consolidations and deconsolidations	(8.8)	1.1	1.7	1.0
Litigation settlements and regulatory change impact (2)	1.7	1.7	9.7	(29.1)
Undesignated derivative activity	—	—	0.6	—
Other (3)	6.5	—	6.5	—
Adjusted EBITDA	$100.2	$86.1	$190.3	$163.2

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)This amount includes transaction and integration costs of $12.0 million and $8.2 million for the three months ended June 30, 2023 and 2022, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.0 million for the three months ended June 30, 2023, with no comparable costs for the three months ended June 30, 2022.
This amount includes transaction and integration costs of $24.5 million and $15.3 million for the six months ended June 30, 2023 and 2022, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.3 million for the six months ended June 30, 2023, with no comparable costs for the six months ended June 30, 2022.
(2)This amount includes a litigation settlement loss of $1.5 million for the three months ended June 30, 2023, with no comparable costs for the three months ended June 30, 2022. This amount also includes other litigation costs of $0.2 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively.
This amount includes a litigation settlement loss of $4.5 million and a gain of $32.8 million for the six months ended June 30, 2023 and 2022, respectively. This amount also includes other litigation costs of $0.8 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, the six months ended June 30, 2023, includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
(3)This amount includes estimates for the net impact of a cyber event and losses from a divested business.

	June 30, 2023	December 31, 2022
Assets:
Surgical Facility Services	$6,031.2	$6,001.1
Ancillary Services	39.6	41.7
All other	549.8	639.3
Total assets	$6,620.6	$6,682.1

	Six Months Ended June 30,
	2023	2022
Cash purchases of property and equipment:
Surgical Facility Services	$49.5	$36.9
Ancillary Services	0.6	0.5
All other	—	3.2
Total cash purchases of property and equipment	$50.1	$40.6

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
Executive Overview
As of June 30, 2023, we owned or operated, primarily in partnership with physicians, a portfolio of 152 surgical facilities comprised of 134 ASCs and 18 surgical hospitals across 32 states. We owned a majority interest in 92 of these surgical facilities and consolidated 119 of these facilities for financial reporting purposes.
Total revenues for the second quarter of 2023 increased 8.5% to $667.6 million from $615.4 million for the second quarter of 2022. Days adjusted same-facility revenues for the second quarter of 2023 increased 8.3% from the same period last year, with a 5.8% increase in revenue per case and a 2.3% increase in same-facility cases. Additionally, for the second quarter of 2023, Adjusted EBITDA increased 16.4% to $100.2 million compared to $86.1 million for the same period last year. For the second quarter of 2023, the Company’s net income attributable to Surgery Partners, Inc. was $18.9 million compared to net loss of $18.4 million for the second quarter of 2022. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and other portfolio management initiatives. During the six months ended June 30, 2023, we completed the following:
•We acquired controlling interests in three surgical facilities, an in-development de novo surgical facility, and a physician practice for aggregate cash consideration of $44.8 million, net of cash acquired and non-cash consideration of $1.3 million. Three of the acquired surgical facilities were previously accounted for as equity method investments. The Company also amended the operating agreement of a previously non-controlled surgical facility resulting in the Company obtaining a controlling interest in the facility.
•We acquired non-controlling interests in four surgical facilities and two in-development de novo surgical facility for aggregate cash consideration of $48.4 million. In connection with the acquisition of three of the aforementioned surgical facilities, we paid cash consideration of $20.0 million to acquire management rights.

•We sold our interests in four surgical facilities for aggregate net cash proceeds of $30.4 million, a portion of which will be held in escrow pursuant to the purchase agreements for such transactions.
We had cash and cash equivalents of $177.4 million and $545.9 million of borrowing capacity under our revolving credit facility at June 30, 2023. Operating cash inflows were $52.1 million in the second quarter of 2023, compared to $42.1 million in the prior year period. Net operating cash inflows, including operating cash flows less distributions to non-controlling interests, were $17.1 million for the second quarter of 2023, compared to $3.1 million for the second quarter of 2022.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Patient service revenues:
Surgical facilities revenues	96.0%	95.9%	96.0%	95.8%
Ancillary services revenues	2.6%	2.8%	2.5%	2.8%
Total patient service revenues	98.6%	98.7%	98.5%	98.6%
Other service revenues	1.4%	1.3%	1.5%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Private insurance payors	51.9%	51.0%	51.5%	50.9%
Government payors	42.3%	42.5%	43.1%	42.4%
Self-pay payors	2.6%	2.7%	2.5%	2.8%
Other payors (1)	3.2%	3.8%	2.9%	3.9%
Total	100.0%	100.0%	100.0%	100.0%
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

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Orthopedic and pain management	34.7%	35.6%	35.2%	36.2%
Ophthalmology	24.7%	24.5%	24.4%	24.5%
Gastrointestinal	24.9%	23.2%	24.2%	23.0%
General surgery	2.6%	3.0%	2.8%	3.0%
Other	13.1%	13.7%	13.4%	13.3%
Total	100.0%	100.0%	100.0%	100.0%
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
Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table summarizes certain results from the statements of operations for the three months ended June 30, 2023 and 2022 (dollars in millions):

	Three Months Ended June 30,
	2023	2022

Revenues	$667.6	$615.4
Operating expenses:
Cost of revenues	513.5	480.8
General and administrative expenses	31.2	26.1
Depreciation and amortization	24.4	28.0
Transaction and integration costs	12.0	8.2
Grant funds	—	(0.1)
Net (gain) loss on disposals, consolidations and deconsolidations	(8.8)	1.1
Equity in earnings of unconsolidated affiliates	(2.6)	(2.6)
Litigation settlements	1.5	—
Other income, net	(1.2)	(2.6)
	570.0	538.9
Operating income	97.6	76.5
Interest expense, net	(47.7)	(56.9)
Income before income taxes	49.9	19.6
Income tax benefit (expense)	7.8	(4.3)
Net income	57.7	15.3
Less: Net income attributable to non-controlling interests	(38.8)	(33.7)
Net income (loss) attributable to Surgery Partners, Inc.	$18.9	$(18.4)

Revenues. Revenues for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows (dollars in millions):

	Three Months Ended June 30,
	2023	2022

Patient service revenues	$658.0	$607.3
Other service revenues	9.6	8.1
Total revenues	$667.6	$615.4
Patient service revenues increased 8.3% to $658.0 million for the second quarter of 2023 compared to $607.3 million for the second quarter of 2022. The increase was driven by an 8.3% increase in days adjusted same-facility revenues and acquisitions completed in 2023 and 2022. The increase in days adjusted same-facility revenues was attributable to a 5.8% increase in same-facility revenue per case and a 2.3% increase in same-facility case volumes.
Cost of Revenues. Cost of revenues was $513.5 million for the second quarter of 2023 compared to $480.8 million for the second quarter of 2022. The increase was primarily driven by acquisitions completed since the prior year period. As a percentage of revenues, cost of revenues were 76.9% for the 2023 period compared to 78.1% for the 2022 period.
General and Administrative Expenses. General and administrative expenses were $31.2 million for the second quarter of 2023 compared to $26.1 million for the second quarter of 2022. As a percentage of revenues, general and administrative expenses were 4.7% for the 2023 period and 4.2% for the 2022 period.
Depreciation and Amortization. Depreciation and amortization expenses were $24.4 million for the second quarter of 2023 compared to $28.0 million for the second quarter of 2022. As a percentage of revenues, depreciation and amortization expenses were 3.7% for the 2023 period compared to 4.5% for the 2022 period.
Transaction and Integration Costs. We incurred $12.0 million of transaction and integration costs for the second quarter of 2023 compared to $8.2 million for the second quarter of 2022. The costs for both periods primarily relate to ongoing development initiatives and the integration of acquisitions.
Net (Gain) Loss on Disposals, Consolidations and Deconsolidations. The net gain on disposals, consolidations and deconsolidations in the second quarter of 2023 was primarily attributable to activity discussed in Note. 2. "Acquisitions and Disposals" to our condensed consolidated financial statements included elsewhere in this report. The remaining net loss was attributable to other asset disposals.
Interest Expense, Net. As a percentage of revenues, interest expense, net decreased to 7.1% for the 2023 period compared to 9.2% for the 2022 period. The decrease is attributable to the pay down of certain long-term debt in the fourth quarter of 2022.
Income Tax Benefit (Expense). The income tax benefit was $7.8 million for the three months ended June 30, 2023 compared to income tax expense of $4.3 million for the three months ended June 30, 2022. The effective tax rate was (15.6)% for the three months ended June 30, 2023 compared to 21.9% for the three months ended June 30, 2022. For the three months ended June 30, 2023, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and a discrete tax benefit of $16.6 million related to entity divestitures. For the three months ended June 30, 2022, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests and an increase in the Company’s valuation allowance attributable to interest expense limitations.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.8% for the 2023 period and 5.5% for the 2022 period.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table summarizes certain results from the statements of operations for the six months ended June 30, 2023 and 2022 (dollars in millions):

	Six Months Ended June 30,
	2023	2022

Revenues	$1,333.8	$1,211.6
Operating expenses:
Cost of revenues	1,045.7	952.2
General and administrative expenses	63.2	55.6
Depreciation and amortization	58.1	55.4
Transaction and integration costs	24.5	15.3
Grant funds	(1.1)	(1.3)
Net loss on disposals, consolidations and deconsolidations	1.7	1.0
Equity in earnings of unconsolidated affiliates	(5.9)	(5.7)
Litigation settlements	4.5	(32.8)
Other income, net	(0.9)	(5.0)
	1,189.8	1,034.7
Operating income	144.0	176.9
Interest expense, net	(94.5)	(113.2)
Income before income taxes	49.5	63.7
Income tax benefit (expense)	9.4	(5.6)
Net income	58.9	58.1
Less: Net income attributable to non-controlling interests	(64.9)	(64.3)
Net loss attributable to Surgery Partners, Inc.	$(6.0)	$(6.2)
Revenues. Revenues for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows (dollars in millions):

	Six Months Ended June 30,
	2023	2022

Patient service revenues	$1,314.4	$1,195.0
Other service revenues	19.4	16.6
Total revenues	$1,333.8	$1,211.6
Patient service revenues increased 10.0% to $1,314.4 million for the 2023 period compared to $1,195.0 million for the 2022 period. The increase was driven by an 9.3% increase in days adjusted same-facility revenues and acquisitions completed in 2023 and 2022. The increase in days adjusted same-facility revenues was attributable to a 5.2% increase in same-facility revenue per case and a 3.9% increase in same-facility case volumes.
Cost of Revenues. Cost of revenues was $1,045.7 million for the 2023 period compared to $952.2 million for the 2022 period. The increase was primarily driven by acquisitions completed since the prior year period. As a percentage of revenues, cost of revenues were 78.4% for the 2023 period and 78.6% for the 2022 period.
General and Administrative Expenses. General and administrative expenses were $63.2 million for the 2023 period compared to $55.6 million for the 2022 period. As a percentage of revenues, general and administrative expenses were 4.7% for the 2023 period and 4.6% for the 2022 period.
Depreciation and Amortization. Depreciation and amortization expenses were $58.1 million for the 2023 period compared to $55.4 million for the 2022 period. As a percentage of revenues, depreciation and amortization expenses were 4.4% for the 2023 period compared to 4.6% for the 2022 period.
Transaction and Integration Costs. We incurred $24.5 million of transaction and integration costs for the 2023 period compared to $15.3 million for the 2022 period. The costs for both periods primarily relate to ongoing development initiatives and the integration of acquisitions.

Net Loss (Gain) on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations in the 2023 period was primarily attributable to activity discussed in Note. 2. "Acquisitions and Disposals" to our condensed consolidated financial statements included elsewhere in this report. The remaining net loss was attributable to other asset disposals.
Litigation Settlements. Litigation settlements in the 2022 period was primarily attributable to the resolution of the stockholder litigation matter, as discussed in Note 8. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report.
Interest Expense, Net. As a percentage of revenues, interest expense, net decreased to 7.1% for the 2023 period compared to 9.3% for the 2022 period. The decrease is attributable to the pay down of certain long-term debt in the fourth quarter of 2022.
Income Tax Benefit (Expense). The income tax benefit was $9.4 million for the six months ended June 30, 2023 compared to income tax expense of $5.6 million for the six months ended June 30, 2022. The effective tax rate was (19.0)% for the six months ended June 30, 2023 compared to 8.8% for the six months ended June 30, 2022. For the six months ended June 30, 2023, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (i) $1.8 million related to the vesting of restricted stock awards, and (ii) $15.9 million related to entity divestitures. For the six months ended June 30, 2022, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (i) $4.6 million related to the vesting of restricted stock awards, (ii) $1.8 million attributable to non-recurring earnings’ impact on the Company’s valuation allowance, and (iii) $1.0 million related to entity divestitures. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 4.9% for the 2023 period and 5.3% for the 2022 period.
Liquidity and Capital Resources
Cash and cash equivalents were $177.4 million at June 30, 2023 compared to $282.9 million at December 31, 2022.
The primary source of our operating cash flows is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. Our cash flows provided by operating activities was $126.6 million for the six months ended June 30, 2023 compared to $121.9 million for the six months ended June 30, 2022. The $4.7 million increase was primarily driven by operating cash flows in the first quarter of 2022 that did not repeat in the current year, including repayments of $40.2 million of Medicare advanced payments provided through the CARES Act, partially offset by the receipt of stockholder litigation proceeds of $32.8 million.
Net cash used in investing activities during the six months ended June 30, 2023 was $141.9 million compared to $181.4 million for the six months ended June 30, 2022. Key factors contributing to the change include:
•An aggregate decrease in payments for acquisitions (net of cash acquired) and purchases of equity method investments of $48.8 million;
•An aggregate increase of $14.6 million in proceeds from sales of facilities and equity method investments;
•An increase in purchases of property and equipment of $9.5 million;
•An increase in cash used of $14.4 million related to other investing activities, including $20.0 million to acquire management rights related to certain acquisitions in the 2023 period.
Net cash used in financing activities during the six months ended June 30, 2023 was $90.2 million compared to cash used in financing activities of $103.0 million during the six months ended June 30, 2022. Key factors contributing to the change include:
• An increase of $14.1 million in borrowings of long-term debt;
•A decrease in payments related to ownership transactions with non-controlling interest holders of $4.6 million, partially offset by an increase in distributions to non-controlling interest holders of $1.7 million;
•An increase in cash used of $4.6 million related to other financing activities.
Capital Resources
Net working capital was approximately $351.6 million at June 30, 2023 compared to $427.6 million at December 31, 2022. The decrease is primarily due to a decrease in cash, as discussed above, partially offset by a decrease in accounts payable and other current liabilities.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.

Material Cash Requirements
There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the six months ended June 30, 2023 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA excluding grant funds to (loss) income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$49.9	$19.6	$49.5	$63.7
Plus (minus):
Net income attributable to non-controlling interests	(38.8)	(33.7)	(64.9)	(64.3)
Interest expense, net	47.7	56.9	94.5	113.2
Depreciation and amortization	24.4	28.0	58.1	55.4
Equity-based compensation expense	4.6	4.3	8.8	8.0
Transaction, integration and acquisition costs (1)	13.0	8.2	25.8	15.3
Net (gain) loss on disposals, consolidations and deconsolidations	(8.8)	1.1	1.7	1.0
Litigation settlements and regulatory change impact (2)	1.7	1.7	9.7	(29.1)
Undesignated derivative activity	—	—	0.6	—
Other (3)	6.5	—	6.5	—
Adjusted EBITDA	100.2	86.1	190.3	163.2
Less: Impact of grant funds (4)	—	(0.1)	(1.1)	(1.1)
Adjusted EBITDA excluding grant funds	$100.2	$86.0	$189.2	$162.1
(1)This amount includes transaction and integration costs of $12.0 million and $8.2 million for the three months ended June 30, 2023 and 2022, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.0 million for the three months ended June 30, 2023, with no comparable costs for the three months ended June 30, 2022.
This amount includes transaction and integration costs of $24.5 million and $15.3 million for the six months ended June 30, 2023 and 2022, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.3 million for the six months ended June 30, 2023, with no comparable costs for the six months ended June 30, 2022.

(2)This amount includes a litigation settlement loss of $1.5 million for the three months ended June 30, 2023, with no comparable costs for the three months ended June 30, 2022. This amount also includes other litigation costs of $0.2 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively.
This amount includes a litigation settlement loss of $4.5 million and a gain of $32.8 million for the six months ended June 30, 2023 and 2022, respectively. This amount also includes other litigation costs of $0.8 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, the six months ended June 30, 2023, includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
(3)This amount includes estimates for the net impact of a cyber event and losses from divested business.
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
The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended June 30, 2023

Cash flows from operating activities	$163.5
Plus (minus):
Non-cash interest expense, net	(26.6)
Non-cash lease expense	(35.6)
Deferred income taxes	(5.5)
Equity in earnings of unconsolidated affiliates, net of distributions received	2.2
Other non-cash income	7.5
Changes in operating assets and liabilities, net of acquisitions and divestitures	145.7
Income tax expense	8.3
Net income attributable to non-controlling interests	(142.2)
Interest expense, net	216.2
Transaction, integration and acquisition costs	59.1
Litigation settlements and regulatory change impact	14.1
Hurricane-related impacts	1.5
Undesignated derivative activity	(7.4)
Other (1)	6.5
Acquisitions and synergies (2)	89.2
Credit Agreement EBITDA	$496.5
(1)This amount includes estimates for the impact of a cyber event and losses from divested business.
(2)Represents impact of acquisitions as if each acquisition had occurred on July 1, 2022. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at June 30, 2023, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of common stock during the six months ended June 30, 2023. At June 30, 2023, the Company continued to have authority to repurchase up to $46.0 million of shares of common stock under its Board-authorized share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended June 30, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

No.	Description

10
Tenth Amendment to the Credit Agreement, dated as of June 8, 2023, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto, Jefferies Finance LLC and the other lenders party thereto.

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

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ David T. Doherty David T. Doherty Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 1, 2023