Form 10-Q
period 2023-09-30
Surgery Partners, Inc.
filed 2023-11-07
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of October 31, 2023, there were 126,493,279 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$236.0	$282.9
Accounts receivable	462.8	456.3
Inventories	69.4	71.4
Prepaid expenses	34.7	31.4
Other current assets	73.3	79.0
Total current assets	876.2	921.0
Property and equipment, net of accumulated depreciation of $425.5 and $374.3, respectively	939.7	876.6
Goodwill and other intangible assets, net	4,301.0	4,179.4
Investments in and advances to affiliates	196.3	190.3
Right-of-use operating lease assets	244.5	279.1
Long-term deferred tax assets	105.0	91.5
Other long-term assets	117.4	144.2
Total assets	$6,780.1	$6,682.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$148.8	$151.6
Accrued payroll and benefits	82.3	68.9
Other current liabilities	208.2	210.1
Current maturities of long-term debt	62.1	62.8
Total current liabilities	501.4	493.4
Long-term debt, less current maturities	2,640.2	2,559.0
Right-of-use operating lease liabilities	240.9	271.4
Other long-term liabilities	78.9	75.4

Non-controlling interests—redeemable	332.2	342.0

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 126,488,626 and 125,960,834, respectively	1.3	1.3
Additional paid-in capital	2,494.5	2,478.0
Accumulated other comprehensive income	77.0	76.2
Retained deficit	(568.2)	(557.3)
Total Surgery Partners, Inc. stockholders' equity	2,004.6	1,998.2
Non-controlling interests—non-redeemable	981.9	942.7
Total stockholders' equity	2,986.5	2,940.9
Total liabilities and stockholders' equity	$6,780.1	$6,682.1

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts, shares in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$674.1	$620.6	$2,007.9	$1,832.2
Operating expenses:
Salaries and benefits	195.0	185.5	592.4	546.3
Supplies	179.2	173.2	549.8	518.3
Professional and medical fees	72.4	68.1	219.9	198.4
Lease expense	21.1	21.6	64.3	61.8
Other operating expenses	40.6	41.0	127.6	116.8
Cost of revenues	508.3	489.4	1,554.0	1,441.6
General and administrative expenses	36.8	17.9	100.0	73.5
Depreciation and amortization	28.9	29.8	87.0	85.2
Transaction and integration costs	12.8	12.5	37.3	27.8
Grant funds	—	(0.5)	(1.1)	(1.8)
Net loss on disposals, consolidations and deconsolidations	5.8	2.2	7.5	3.2
Equity in earnings of unconsolidated affiliates	(3.5)	(2.4)	(9.4)	(8.1)
Litigation settlements	3.6	—	8.1	(32.8)
Other income, net	(1.2)	(2.4)	(2.1)	(7.4)
	591.5	546.5	1,781.3	1,581.2
Operating income	82.6	74.1	226.6	251.0
Interest expense, net	(49.8)	(60.7)	(144.3)	(173.9)
Income before income taxes	32.8	13.4	82.3	77.1
Income tax (expense) benefit	(3.1)	(7.8)	6.3	(13.4)
Net income	29.7	5.6	88.6	63.7
Less: Net income attributable to non-controlling interests	(34.6)	(30.6)	(99.5)	(94.9)
Net loss attributable to Surgery Partners, Inc.	$(4.9)	$(25.0)	$(10.9)	$(31.2)

Net loss per share attributable to common stockholders
Basic	$(0.04)	$(0.28)	$(0.09)	$(0.35)
Diluted (1)	$(0.04)	$(0.28)	$(0.09)	$(0.35)
Weighted average common shares outstanding
Basic	125,747	88,907	125,559	88,604
Diluted (1)	125,747	88,907	125,559	88,604
(1) The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$29.7	$5.6	$88.6	$63.7
Other comprehensive income, net of tax:
Derivative activity, net of tax of $0	(1.8)	38.5	0.8	114.3
Comprehensive income	27.9	44.1	89.4	178.0
Less: Comprehensive income attributable to non-controlling interests	(34.6)	(30.6)	(99.5)	(94.9)
Comprehensive (loss) income attributable to Surgery Partners, Inc.	$(6.7)	$13.5	$(10.1)	$83.1

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount

Balance at December 31, 2022	125,961	$1.3	$2,478.0	$76.2	$(557.3)	$942.7	$2,940.9
Net (loss) income	—	—	—	—	(25.0)	18.3	(6.7)
Equity-based compensation	519	—	3.7	—	—	—	3.7
Other comprehensive loss	—	—	—	(11.3)	—	—	(11.3)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(3.6)	—	—	49.7	46.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(30.2)	(30.2)
Balance at March 31, 2023	126,480	$1.3	$2,478.1	$64.9	$(582.3)	$980.5	$2,942.5
Net income	—	—	—	—	19.0	27.6	46.6
Equity-based compensation	13	—	4.5	—	—	—	4.5
Other comprehensive income	—	—	—	13.9	—	—	13.9
Acquisition and disposal of shares of non-controlling interests, net	—	—	18.8	—	—	(19.7)	(0.9)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(23.8)	(23.8)
Balance at June 30, 2023	126,493	$1.3	$2,501.4	$78.8	$(563.3)	$964.6	$2,982.8
Net (loss) income	—	—	—	—	(4.9)	28.0	23.1
Equity-based compensation	(4)	—	4.5	—	—	—	4.5
Other comprehensive loss	—	—	—	(1.8)	—	—	(1.8)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(11.4)	—	—	13.1	1.7
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(23.8)	(23.8)
Balance at September 30, 2023	126,489	$1.3	$2,494.5	$77.0	$(568.2)	$981.9	$2,986.5

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

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$88.6	$63.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.0	85.2
Non-cash lease expense	26.4	26.8
Non-cash interest expense, net	19.8	19.0
Equity-based compensation expense	13.2	13.0
Net loss on disposals, consolidations and deconsolidations	7.5	3.2
Deferred income taxes	(10.8)	12.4
Equity in earnings of unconsolidated affiliates, net of distributions received	(2.7)	(0.5)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(18.2)	3.4
Medicare accelerated payments and deferred governmental grants	(1.2)	(53.7)
Other operating assets and liabilities	21.6	(20.9)
Net cash provided by operating activities	231.2	151.6

Cash flows from investing activities:
Purchases of property and equipment	(69.0)	(57.9)
Payments for acquisitions, net of cash acquired	(48.8)	(82.6)
Proceeds from disposals of facilities and other assets	25.8	—
Purchases of equity investments	(50.2)	(95.1)
Proceeds from sales of equity investments	1.0	11.5
Other investing activities	(26.3)	(11.6)
Net cash used in investing activities	(167.5)	(235.7)

Cash flows from financing activities:
Principal payments on long-term debt	(107.1)	(81.5)
Borrowings of long-term debt	119.4	51.2
Payments of debt issuance costs	(1.5)	—
Distributions to non-controlling interest holders	(111.0)	(110.5)
Receipts (payments) related to ownership transactions with non-controlling interest holders	0.7	(3.9)
Other financing activities	(11.1)	(6.3)
Net cash used in financing activities	(110.6)	(151.0)
Net decrease in cash and cash equivalents	(46.9)	(235.1)
Cash and cash equivalents at beginning of period	282.9	389.9
Cash and cash equivalents at end of period	$236.0	$154.8
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Summary of Accounting Policies
Organization
Surgery Partners, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates a national network of surgical facilities and ancillary services. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics and pain management, gastroenterology, ophthalmology, and general surgery. The Company's surgical hospitals also provide services such as diagnostic imaging, laboratory, obstetrics, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of multi-specialty physician practices, urgent care facilities and anesthesia services. Unless the context otherwise indicates, Surgery Partners, Inc. and its subsidiaries are referred to herein as "Surgery Partners," "we," "us," "our" or the "Company."
As of September 30, 2023, the Company owned or operated a portfolio of 154 surgical facilities, comprised of 136 ASCs and 18 surgical hospitals in 31 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 90 of these surgical facilities and consolidated 117 of these facilities for financial reporting purposes.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of revenues by service type as a percentage of total revenues follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Patient service revenues:
Surgical facilities revenues	95.8%	95.6%	95.9%	95.7%
Ancillary services revenues	2.4%	2.7%	2.5%	2.8%
Total patient service revenues	98.2%	98.3%	98.4%	98.5%
Other service revenues	1.8%	1.7%	1.6%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$347.1	52.4%	$301.9	49.5%
Government	271.6	41.0%	269.5	44.2%
Self-pay	16.9	2.6%	16.0	2.6%
Other (1)	26.7	4.0%	22.7	3.7%
Total patient service revenues	662.3	100.0%	610.1	100.0%
Other service revenues	11.8		10.5
Total revenues	$674.1		$620.6

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$1,024.3	51.8%	$910.5	50.4%
Government	837.6	42.4%	776.5	43.0%
Self-pay	49.6	2.5%	49.2	2.7%
Other (1)	65.2	3.3%	68.9	3.9%
Total patient service revenues	1,976.7	100.0%	1,805.1	100.0%
Other service revenues	31.2		27.1
Total revenues	$2,007.9		$1,832.2
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's effective tax rate was (7.7)% for the nine months ended September 30, 2023 compared to 17.4% for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the effective tax rate differed from the federal corporate tax rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (i) $1.6 million related to the vesting of restricted stock awards, and (ii) $15.8 million related to entity divestitures. For the nine months ended September 30, 2022, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (i) $4.6 million related to the vesting of restricted stock awards, (ii) $1.8 million attributable to non-recurring earnings’ impact on the Company’s valuation allowance, and (iii) $1.0 million related to entity divestitures. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions and disposals for the nine months ended September 30, 2023 is included in Note 2. "Acquisitions and Disposals."
A summary of activity related to goodwill for the nine months ended September 30, 2023 is as follows (in millions):

Balance at December 31, 2022	$4,137.1
Acquisitions, including post acquisition adjustments	145.0
Disposals	(37.0)
Balance at September 30, 2023	$4,245.1
A detailed evaluation of potential impairment indicators was performed as of September 30, 2023, which specifically considered recent increases in interest rates, inflation risk and market volatility. On the basis of available evidence as of September 30, 2023, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity related to non-controlling interests—redeemable is as follows (in millions):

	Nine Months Ended September 30,
	2023	2022

Balance at beginning of period	$342.0	$330.2
Net income attributable to non-controlling interests—redeemable	25.6	29.9
(Disposal) acquisition of shares of non-controlling interests, net—redeemable	(2.2)	11.9
Distributions to non-controlling interest—redeemable holders	(33.2)	(33.2)
Balance at end of period	$332.2	$338.8
Medicare Accelerated Payments and Deferred Governmental Grants
The Company received grant funds distributed under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and other governmental assistance programs. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds were used for COVID-19 related healthcare expenses or lost revenues. During the three months ended September 30, 2023, the Company did not recognize any grant funds as a reduction in operating expenses. During the nine months ended September 30, 2023, the Company recognized grant funds as a reduction in operating expenses in the amount of $1.1 million. During the three and nine months ended September 30, 2022, the Company recognized grant funds received as a reduction in operating expenses in the amount of $0.5 million and $1.8 million, respectively. There were no remaining unrecognized grant funds as of September 30, 2023. As of December 31, 2022 approximately $3 million of unrecognized grant funds received was reflected as a component of other current liabilities within the condensed consolidated balance sheets.
The Company received accelerated payments under the Medicare Accelerated and Advance Payment Program. The payments received were deferred and included in the condensed consolidated balance sheets. There were no remaining deferred accelerated payments as of September 30, 2023, and remaining deferred accelerated payments were minimal as of December 31, 2022. During the three and nine months ended September 30, 2022, approximately $13 million and $56 million, respectively, was repaid in accordance with the terms of the program. These repayments are included as a component of the change in Medicare accelerated payments and deferred government grants in the condensed consolidated statements of cash flows.
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

Senior secured term loan	$1,370.4	$1,370.0	$1,370.4	$1,359.7
6.750% senior unsecured notes due 2025	$185.0	$185.0	$183.2	$183.4
10.000% senior unsecured notes due 2027	$320.0	$320.0	$323.6	$326.8
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values based on Level 3 inputs.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of September 30, 2023, the Company's consolidated VIEs consisted of seven surgical facilities and five physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 were $64.7 million and $64.9 million, respectively, and the total liabilities of the consolidated VIEs were $38.2 million and $40.9 million, respectively.
2. Acquisitions and Disposals
Acquisitions
During the nine months ended September 30, 2023:
•The Company acquired a controlling interest in two surgical facilities and a physician practice for aggregate cash consideration of $23.1 million, net of cash acquired, and non-cash consideration of $1.3 million, which consisted of a non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $20.4 million and goodwill of $39.7 million.
•The Company acquired a controlling interest in two surgical facilities and an in-development de novo surgical facility, which were previously accounted for as equity method investments, for aggregate cash consideration of $26.9 million, net of cash acquired. The Company also amended the operating agreement of a previously non-controlled surgical facility resulting in the Company obtaining a controlling interest in the facility. These transactions resulted in the consolidation of the previously non-consolidated entities. The previously held non-controlling interests were remeasured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data. The acquisition date fair value of the previously held non-controlling interests was $27.3 million. As a result of increasing its ownership interest, the Company recognized a net loss of $7.1 million included in net loss on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the nine months ended September 30, 2023. The net loss was determined based on the difference between the fair value of the Company's previously held non-controlling interests in the entities and the carrying values immediately prior to the transactions. In connection with the consolidation of these facilities, the Company preliminarily recognized non-controlling interests of $55.1 million and goodwill of $106.3 million.
•The Company acquired non-controlling interests in five surgical facilities and two in-development de novo surgical facilities for aggregate cash consideration of $50.2 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets. The Company also paid cash consideration of $21.0 million to acquire management rights from the prior management service provider related to four of the aforementioned surgical facilities. Management rights agreements are accounted for and recorded as a component of intangible assets, net in the accompanying condensed consolidated balance sheets. The cash paid to acquire the management rights is presented as a component of other investing activities on the condensed consolidated statements of cash flows.
During the nine months ended September 30, 2022:
•The Company acquired a controlling interest in a surgical hospital for cash consideration of $64.3 million, net of cash acquired, and assumed debt of $39.4 million. As of September 30, 2022, $61.0 million of the cash consideration was deferred and included as a component of other current liabilities in the accompanying condensed consolidated balance sheets. In connection with the acquisition, the Company preliminarily recognized non-controlling interests of $45.3 million and goodwill of $146.3 million. In October 2022, pursuant to the purchase agreement, the Company paid the deferred consideration and the debt previously assumed with available cash resources.
•The Company acquired a controlling interest in four other surgical facilities, two of which were merged into existing surgical facilities, and a physician practice for aggregate cash consideration of $79.3 million, net of cash acquired, and non-cash consideration of $5.3 million, which consisted of a non-controlling interest in two of the Company's existing surgical facilities. In connection with the acquisitions the Company preliminarily recognized non-controlling interests of $41.5 million and goodwill of $121.1 million.
•The Company acquired non-controlling interests in seven surgical facilities and seven in-development de novo surgical facilities for aggregate cash consideration of $95.1 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disposals
During the nine months ended September 30, 2023:
•The Company sold its interests in six surgical facilities for aggregate net cash proceeds of $30.4 million, a portion of which was held in escrow pursuant to the purchase agreements for such transactions. In connection with these transactions, the Company recognized a pre-tax gain of $26.9 million included in net loss on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the nine months ended September 30, 2023.
•The Company disposed of its non-controlling interests in a surgical facility and an in-development de novo surgical facility, which were previously accounted for as equity method investments, for cash proceeds of $1.5 million. In connection with these transactions, the Company recognized a pre-tax loss of $13.7 million included in net loss on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the nine months ended September 30, 2023.
During the nine months ended September 30, 2022:
•The Company sold its interests in a surgical facility, which was previously accounted for as an equity method investment, for net cash proceeds of $11.5 million, and recognized a pre-tax loss of $0.4 million included in net loss on disposals and consolidations in the condensed consolidated statements of operations for the nine months ended September 30, 2022.
•The Company contributed its interests in two surgical facilities as non-cash consideration for non-controlling interests in two new separate entities. As a result of these transactions, the Company lost control of the previously controlled surgical facilities but retains a non-controlling interest in each, resulting in the deconsolidation of the previously consolidated entities. The remaining non-controlling interests were accounted for as equity method investments, and initially measured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data, to measure the fair value of the retained non-controlling interests. The fair value determination was based on a combination of multiple valuation methods, which included discounted cash flow and market value approach, which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. The fair value of the investments of $9.8 million was recorded as a component of investments in and advances to affiliates in the accompanying condensed consolidated balance sheets. Further, based on the valuation, the transactions resulted in a pretax net loss on deconsolidations of $5.6 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2022. The net loss was determined based on the difference between the fair value of the Company’s retained interests in the entities and the carrying values of both the tangible and intangible assets of the entities immediately prior to the transactions.
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	September 30, 2023	December 31, 2022

Senior secured term loan (1)	$1,370.4	$1,370.0
6.750% senior unsecured notes due 2025	185.0	185.0
10.000% senior unsecured notes due 2027	320.0	320.0
Notes payable and other secured loans	194.2	171.3
Finance lease obligations	641.2	585.7
Less: unamortized debt issuance costs and discounts	(8.5)	(10.2)
Total debt	2,702.3	2,621.8
Less: Current maturities	62.1	62.8
Total long-term debt	$2,640.2	$2,559.0
(1)Includes unamortized fair value discount of $1.8 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively.
On January 13, 2023, the Company entered into an amendment to its credit agreement, dated as of August 31, 2017 (the "Credit Agreement"), to provide a $203.8 million increase in the outstanding commitments under its revolving credit facility (the "Revolver").
As of September 30, 2023, the Company's availability on its Revolver was $544.9 million (including outstanding letters of credit of $8.9 million). There were no outstanding borrowings under the Revolver as of both September 30, 2023 and December 31, 2022.
On June 8, 2023, the Company entered into an amendment to the Credit Agreement to transition the interest benchmark from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") effective July 1, 2023.

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
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheets (in millions):

	Classification in Consolidated Balance Sheets	September 30, 2023	December 31, 2022

Assets:
Operating lease assets	Right-of-use operating lease assets	$244.5	$279.1
Finance lease assets	Property and equipment, net of accumulated depreciation	571.8	529.6
Total leased assets		$816.3	$808.7

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$35.7	$36.5
Long-term	Right-of-use operating lease liabilities	240.9	271.4
Total operating lease liabilities		276.6	307.9
Finance lease liabilities:
Current	Current maturities of long-term debt	24.7	20.9
Long-term	Long-term debt, less current maturities	616.5	564.8
Total finance lease liabilities		641.2	585.7
Total lease liabilities		$917.8	$893.6
During the nine months ended September 30, 2023, the Company extended certain existing facility real estate leases, resulting in the reclassification of the leases from operating to finance. The modifications resulted in an increase to finance lease liabilities and assets of $97.1 million and $95.7 million, respectively, including the reclassification of existing operating lease liabilities and assets of $38.4 million and $36.9 million, respectively.
The following table presents the components of the Company's lease expense included in the condensed consolidated statement of operations (in millions):

	Nine Months Ended September 30,
	2023	2022
Operating lease costs	$48.7	$49.5
Finance lease costs:
Amortization of leased assets	29.0	28.2
Interest on lease liabilities	35.9	30.6
Total finance lease costs	64.9	58.8
Variable and short-term lease costs	16.3	13.7
Total lease costs	$129.9	$122.0

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents supplemental cash flow information (dollars in millions):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$47.2	$47.9
Operating cash outflows from finance leases	$34.1	$30.2
Financing cash outflows from finance leases	$19.3	$18.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$39.9	$45.3
Finance leases	$108.7	$172.5
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
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		September 30, 2023		December 31, 2022
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	153.3	Active	159.1	Active	March 31, 2025
Interest rate cap	September 30, 2021	8.8	Active	159.1	Active	March 31, 2025
Pay-fixed swap	November 30, 2018	165.0	Active	165.0	Active	November 30, 2023
Pay-fixed swap	November 30, 2018	120.0	Active	120.0	Active	November 30, 2023
Pay-fixed swap	June 28, 2019	150.0	Active	150.0	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(165.0)	Active	(165.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(120.0)	Active	(120.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	(150.0)	Active	(150.0)	Active	November 30, 2023
		$1,362.1		$1,518.2
As of September 30, 2023, the Company had nine interest rate swaps with a total net notional amount of $1.2 billion. Of the nine interest rate swaps, three are pay-fixed, receive 1-Month SOFR (subject to a minimum of 0.75%) interest rate swaps designated in cash flow hedging relationships with a total notional amount of $1.2 billion and a termination date of March 31, 2025. The remaining six interest rate swaps are undesignated and consist of three pay-fixed, receive 1-Month SOFR (subject to a minimum of 1.00%) interest rate swaps and three pay 1-Month SOFR (subject to a minimum of 1.00%), receive-fixed interest rate swaps with a termination date of November 30, 2023. The pay-floating, receive-fixed swaps are designed to economically offset the undesignated pay-fixed, receive-floating swaps. The Company's interest rate derivative agreements were indexed to LIBOR prior to permanent cessation on June 30, 2023 and automatically transitioned to SOFR in accordance with their respective fallback provisions.
As of September 30, 2023, the Company had two interest rate caps designated in cash flow hedging relationships with a total notional amount of $162.1 million. The interest rate caps each have a termination date of March 31, 2025. During the nine months ended September 30, 2023, the Company partially terminated a previously undesignated portion of one of its interest rate caps. In connection with the termination, the Company received $8.6 million, which is included as a component of operating activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company's interest rate swap agreements, excluding the portion treated as debt, are recognized at fair value in the condensed consolidated balance sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy. The fair value of the interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The interest rate caps are classified using Level 2 inputs within the fair value hierarchy.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $53.8 million will be reclassified as a decrease to interest expense.
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

		September 30, 2023		December 31, 2022
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments
Interest rate caps	Other long-term assets	$—	$—	$9.0	$—
Interest rate swaps	Other long-term assets	2.0	—	8.5	—
Interest rate swaps	Other long-term liabilities	—	2.0	—	8.5

Derivatives in cash flow hedging relationships
Interest rate caps	Other long-term assets	8.5	—	10.4	—
Interest rate swaps	Other long-term assets	71.8	—	85.5	—
Interest rate swaps	Other long-term liabilities (1)	—	21.3	—	31.9
Total		$82.3	$23.3	$113.4	$40.4
(1)The balance is related to the financing component of the pay-fixed, receive floating interest rate swaps.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statement of operations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Loss recognized in income	Other income, net	$—	$0.1	$0.6	$0.2

Derivatives in cash flow hedging relationships
Gain recognized in OCI (effective portion)		$7.4	$37.0	$24.1	$100.1
(Gain) loss reclassified from accumulated OCI into income (effective portion) (1)	Interest expense, net	$(9.2)	$1.5	$(23.3)	$14.2
(1)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $5.3 million and $5.4 million for the three months ended September 30, 2023 and 2022, respectively. Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $16.0 million for each of the nine months ended September 30, 2023 and 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Surgery Partners, Inc.	$(4.9)	$(25.0)	$(10.9)	$(31.2)

Denominator:
Weighted average shares outstanding- basic	125,747	88,907	125,559	88,604
Weighted average shares outstanding- diluted (1)	125,747	88,907	125,559	88,604

Loss per share:
Basic	$(0.04)	$(0.28)	$(0.09)	$(0.35)
Diluted (1)	$(0.04)	$(0.28)	$(0.09)	$(0.35)

Dilutive securities outstanding not included in the computation of income (loss) per share as their effect is antidilutive:
Stock options	1,421	1,323	1,412	1,527
Restricted shares	208	604	202	669
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.
7. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	September 30, 2023	December 31, 2022

Right-of-use operating lease liabilities	$35.7	$36.5
Amounts due to patients and payors	27.1	31.9
Cost report liabilities	23.4	23.5
Interest payable	22.7	19.4
Acquisition escrow	17.4	28.8
Accrued expenses and other	81.9	70.0
Total	$208.2	$210.1
8. Commitments and Contingencies
Professional, General, Workers' Compensation and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general, workers' compensation and cyber liability insurance in excess of self-insured retentions through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of September 30, 2023 and December 31, 2022 were $23.6 million and $20.8 million, respectively. Expected insurance recoveries of $12.7 million as of both September 30, 2023 and December 31, 2022 are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In May 2023, we experienced a cybersecurity incident that temporarily disrupted certain facilities in our Idaho market. We estimate that this incident had an adverse pre-tax impact of approximately $7 million during the nine months ended September 30, 2023. This estimate includes lost revenue from the associated business interruption and other related expenses. We have filed a claim with the insurance carrier related to this incident. No insurance recoveries were recognized during the nine months ended September 30, 2023.
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
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Surgical Facility Services	$657.3	$603.9	$1,956.5	$1,780.6
Ancillary Services	16.8	16.7	51.4	51.6
Total	$674.1	$620.6	$2,007.9	$1,832.2

Adjusted EBITDA:
Surgical Facility Services	$138.6	$110.2	$384.1	$319.9
Ancillary Services	(1.2)	(1.5)	(2.7)	(2.2)
All other	(31.9)	(12.5)	(85.6)	(58.3)
Total	$105.5	$96.2	$295.8	$259.4

Reconciliation of Adjusted EBITDA:
Income before income taxes	$32.8	$13.4	$82.3	$77.1

Net income attributable to non-controlling interests	(34.6)	(30.6)	(99.5)	(94.9)
Interest expense, net	49.8	60.7	144.3	173.9
Depreciation and amortization	28.9	29.8	87.0	85.2
Equity-based compensation expense	4.4	5.0	13.2	13.0
Transaction, integration and acquisition costs (1)	13.0	13.1	38.8	28.4
Net loss on disposals, consolidations and deconsolidations	5.8	2.2	7.5	3.2
Litigation settlements and regulatory change impact (2)	4.2	1.5	13.9	(27.6)
Undesignated derivative activity	—	—	0.6	—
Other (3)	1.2	1.1	7.7	1.1
Adjusted EBITDA	$105.5	$96.2	$295.8	$259.4
(1)This amount includes transaction and integration costs of $12.8 million and $12.5 million for the three months ended September 30, 2023 and 2022, respectively. This amount further includes start-up costs related to de novo surgical facilities of $0.2 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
This amount includes transaction and integration costs of $37.3 million and $27.8 million for the nine months ended September 30, 2023 and 2022, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.5 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)This amount includes a litigation settlement loss of $3.6 million for the three months ended September 30, 2023. This amount also includes other litigation costs of $0.6 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively.
This amount includes a litigation settlement loss of $8.1 million and a gain of $32.8 million for the nine months ended September 30, 2023 and 2022, respectively. This amount also includes other litigation costs of $1.4 million and $5.2 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, the nine months ended September 30, 2023, includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
(3)This amount includes estimates for the net impact of the May 2023 cyber event for the three months ended September 30, 2023.This amount includes estimates for the net impact of a cyber event and losses from a divested business for the nine months ended September 30, 2023.
Amounts presented for the three and nine months ended September 30, 2022 reflect losses incurred, net of insurance proceeds received, related to certain surgical facilities that were closed following Hurricane Ian.

	September 30, 2023	December 31, 2022
Assets:
Surgical Facility Services	$6,183.9	$6,001.1
Ancillary Services	38.1	41.7
All other	558.1	639.3
Total assets	$6,780.1	$6,682.1

	Nine Months Ended September 30,
	2023	2022
Cash purchases of property and equipment:
Surgical Facility Services	$68.4	$52.8
Ancillary Services	0.6	0.4
All other	—	4.7
Total cash purchases of property and equipment	$69.0	$57.9

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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which are based on our current expectations, estimates and assumptions about future events. All statements other than statements of current or historical fact contained in this report are forward-looking statements. These statements include, but are not limited to, statements regarding our future financial position, business strategy, budgets, effective tax rate, projected costs and plans and objectives of management for future operations. The words "projections," "believe," "continue," "drive," "estimate," "expect," "intend," "may," "plan," "will," "could," "would" and similar expressions are generally intended to identify forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, reductions in payments from government health care programs and private insurance payors, such as health maintenance organizations, preferred provider organizations, and other managed care organizations and employers; our ability to contract with private insurance payors; changes in our payor mix or surgical case mix; failure to maintain or develop relationships with physicians on beneficial or favorable terms, or at all; the impact of payor controls designed to reduce the number of surgical procedures; our efforts to integrate operations of acquired businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities; supply chain issues, including shortages or quality control issues with surgery-related products, equipment and medical supplies; competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; our ability to attract and retain qualified health care professionals; our ability to enforce non-compete restrictions against our physicians; our ability to manage material liabilities whether known or unknown incurred as a result of acquiring surgical facilities; the impact of future legislation and other health care regulatory reform actions, and the effect of that legislation and other regulatory actions on our business; our ability to comply with current health care laws and regulations; the outcome of legal and regulatory proceedings that have been or may be brought against us; the impact of cybersecurity attacks or intrusions; changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; our indebtedness; the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease, such as COVID-19, on our business; and the risks and uncertainties set forth under the heading "Risk Factors" in our 2022 Annual Report on Form 10-K and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
As of September 30, 2023, we owned or operated, primarily in partnership with physicians, a portfolio of 154 surgical facilities comprised of 136 ASCs and 18 surgical hospitals across 31 states. We owned a majority interest in 90 of these surgical facilities and consolidated 117 of these facilities for financial reporting purposes.
Total revenues for the third quarter of 2023 increased 8.6% to $674.1 million from $620.6 million for the third quarter of 2022. Days adjusted same-facility revenues for the third quarter of 2023 increased 14.2% from the same period last year, with a 11.0% increase in revenue per case and a 2.9% increase in same-facility cases. Additionally, for the third quarter of 2023, Adjusted EBITDA increased 9.7% to $105.5 million compared to $96.2 million for the same period last year. For the third quarter of 2023, the Company’s net loss attributable to Surgery Partners, Inc. was $4.9 million compared to net loss of $25.0 million for the third quarter of 2022. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and other portfolio management initiatives. During the nine months ended September 30, 2023, we completed the following:
•We acquired controlling interests in five surgical facilities, an in-development de novo surgical facility, and a physician practice for aggregate cash consideration of $50.0 million, net of cash acquired and non-cash consideration of $1.3 million. Three of the acquired surgical facilities were previously accounted for as equity method investments. The Company also amended the operating agreement of a previously non-controlled surgical facility resulting in the Company obtaining a controlling interest in the facility.
•We acquired non-controlling interests in five surgical facilities and two in-development de novo surgical facility for aggregate cash consideration of $50.2 million. In connection with the acquisition of four of the aforementioned surgical facilities, we paid cash consideration of $21.0 million to acquire management rights.

•We sold our interests in six surgical facilities for aggregate net cash proceeds of $30.4 million, a portion of which will be held in escrow pursuant to the purchase agreements for such transactions.
We had cash and cash equivalents of $236.0 million and $544.9 million of borrowing capacity under our revolving credit facility at September 30, 2023. Operating cash inflows were $104.6 million in the third quarter of 2023, compared to $29.7 million in the prior year period. Net operating cash inflows, including operating cash flows less distributions to non-controlling interests, were $70.5 million for the third quarter of 2023, compared to an outflow $5.6 million for the third quarter of 2022.
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
The following table summarizes our revenues by service type as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Patient service revenues:
Surgical facilities revenues	95.8%	95.6%	95.9%	95.7%
Ancillary services revenues	2.4%	2.7%	2.5%	2.8%
Total patient service revenues	98.2%	98.3%	98.4%	98.5%
Other service revenues	1.8%	1.7%	1.6%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities which we consolidate for financial reporting purposes in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Private insurance payors	52.4%	49.5%	51.8%	50.4%
Government payors	41.0%	44.2%	42.4%	43.0%
Self-pay payors	2.6%	2.6%	2.5%	2.7%
Other payors (1)	4.0%	3.7%	3.3%	3.9%
Total	100.0%	100.0%	100.0%	100.0%
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

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities which we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Orthopedic and pain management	35.7%	35.7%	35.4%	36.0%
Ophthalmology	24.8%	24.4%	24.5%	24.5%
Gastrointestinal	23.6%	23.4%	24.0%	23.1%
General surgery	2.5%	3.0%	2.7%	3.0%
Other	13.4%	13.5%	13.4%	13.4%
Total	100.0%	100.0%	100.0%	100.0%
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
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table summarizes certain results from the statements of operations for the three months ended September 30, 2023 and 2022 (dollars in millions):

	Three Months Ended September 30,
	2023	2022

Revenues	$674.1	$620.6
Operating expenses:
Cost of revenues	508.3	489.4
General and administrative expenses	36.8	17.9
Depreciation and amortization	28.9	29.8
Transaction and integration costs	12.8	12.5
Grant funds	—	(0.5)
Net loss on disposals, consolidations and deconsolidations	5.8	2.2
Equity in earnings of unconsolidated affiliates	(3.5)	(2.4)
Litigation settlements	3.6	—
Other income, net	(1.2)	(2.4)
	591.5	546.5
Operating income	82.6	74.1
Interest expense, net	(49.8)	(60.7)
Income before income taxes	32.8	13.4
Income tax expense	(3.1)	(7.8)
Net income	29.7	5.6
Less: Net income attributable to non-controlling interests	(34.6)	(30.6)
Net loss attributable to Surgery Partners, Inc.	$(4.9)	$(25.0)

Revenues. Revenues for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows (dollars in millions):

	Three Months Ended September 30,
	2023	2022

Patient service revenues	$662.3	$610.1
Other service revenues	11.8	10.5
Total revenues	$674.1	$620.6
Patient service revenues increased 8.6% to $662.3 million for the third quarter of 2023 compared to $610.1 million for the third quarter of 2022. The increase was driven by a 14.2% increase in days adjusted same-facility revenues and acquisitions completed in 2023 and 2022, partially offset by divestitures completed in 2023. The increase in days adjusted same-facility revenues was attributable to an 11.0% increase in same-facility revenue per case and a 2.9% increase in days adjusted same-facility case volumes.
Cost of Revenues. Cost of revenues was $508.3 million for the third quarter of 2023 compared to $489.4 million for the third quarter of 2022. The increase was primarily driven by acquisitions completed since the prior year period. As a percentage of revenues, cost of revenues were 75.4% for the 2023 period compared to 78.9% for the 2022 period.
General and Administrative Expenses. General and administrative expenses were $36.8 million for the third quarter of 2023 compared to $17.9 million for the third quarter of 2022. As a percentage of revenues, general and administrative expenses were 5.5% for the 2023 period and 2.9% for the 2022 period.
Depreciation and Amortization. Depreciation and amortization expenses were $28.9 million for the third quarter of 2023 compared to $29.8 million for the third quarter of 2022. As a percentage of revenues, depreciation and amortization expenses were 4.3% for the 2023 period compared to 4.8% for the 2022 period.
Transaction and Integration Costs. We incurred $12.8 million of transaction and integration costs for the third quarter of 2023 compared to $12.5 million for the third quarter of 2022. The costs for both periods primarily relate to ongoing development initiatives and the integration of acquisitions.
Net Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations in the third quarter of 2023 was primarily attributable to activity discussed in Note. 2. "Acquisitions and Disposals" to our condensed consolidated financial statements included elsewhere in this report. The remaining net loss was attributable to other asset disposals.
Interest Expense, Net. As a percentage of revenues, interest expense, net decreased to 7.4% for the 2023 period compared to 9.8% for the 2022 period. The decrease is primarily attributable to the pay down of certain long-term debt in the fourth quarter of 2022.
Income Tax Expense. The income tax expense was $3.1 million and $7.8 million for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was 9.5% for the three months ended September 30, 2023 compared to 58.2% for the three months ended September 30, 2022. For the three months ended September 30, 2023, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations. For the three months ended September 30, 2022, the effective tax rate differed from 21% primarily due to an increase in the Company’s valuation allowance attributable to interest expense limitations.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.1% for the 2023 period and 4.9% for the 2022 period.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table summarizes certain results from the statements of operations for the nine months ended September 30, 2023 and 2022 (dollars in millions):

	Nine Months Ended September 30,
	2023	2022

Revenues	$2,007.9	$1,832.2
Operating expenses:
Cost of revenues	1,554.0	1,441.6
General and administrative expenses	100.0	73.5
Depreciation and amortization	87.0	85.2
Transaction and integration costs	37.3	27.8
Grant funds	(1.1)	(1.8)
Net loss on disposals, consolidations and deconsolidations	7.5	3.2
Equity in earnings of unconsolidated affiliates	(9.4)	(8.1)
Litigation settlements	8.1	(32.8)
Other income, net	(2.1)	(7.4)
	1,781.3	1,581.2
Operating income	226.6	251.0
Interest expense, net	(144.3)	(173.9)
Income before income taxes	82.3	77.1
Income tax benefit (expense)	6.3	(13.4)
Net income	88.6	63.7
Less: Net income attributable to non-controlling interests	(99.5)	(94.9)
Net loss attributable to Surgery Partners, Inc.	$(10.9)	$(31.2)
Revenues. Revenues for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows (dollars in millions):

	Nine Months Ended September 30,
	2023	2022

Patient service revenues	$1,976.7	$1,805.1
Other service revenues	31.2	27.1
Total revenues	$2,007.9	$1,832.2
Patient service revenues increased 9.5% to $1,976.7 million for the 2023 period compared to $1,805.1 million for the 2022 period. The increase was driven by a 10.6% increase in days adjusted same-facility revenues and acquisitions completed in 2023 and 2022. The increase in days adjusted same-facility revenues was attributable to a 6.9% increase in same-facility revenue per case and a 3.5% increase in days adjusted same-facility case volumes.
Cost of Revenues. Cost of revenues was $1,554.0 million for the 2023 period compared to $1,441.6 million for the 2022 period. The increase was primarily driven by acquisitions completed since the prior year period. As a percentage of revenues, cost of revenues were 77.4% for the 2023 period and 78.7% for the 2022 period.
General and Administrative Expenses. General and administrative expenses were $100.0 million for the 2023 period compared to $73.5 million for the 2022 period. As a percentage of revenues, general and administrative expenses were 5.0% for the 2023 period and 4.0% for the 2022 period.
Depreciation and Amortization. Depreciation and amortization expenses were $87.0 million for the 2023 period compared to $85.2 million for the 2022 period. As a percentage of revenues, depreciation and amortization expenses were 4.3% for the 2023 period compared to 4.7% for the 2022 period.
Transaction and Integration Costs. We incurred $37.3 million of transaction and integration costs for the 2023 period compared to $27.8 million for the 2022 period. The costs for both periods primarily relate to ongoing development initiatives and the integration of acquisitions.

Net Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations in the 2023 period was primarily attributable to activity discussed in Note. 2. "Acquisitions and Disposals" to our condensed consolidated financial statements included elsewhere in this report. The remaining net loss was primarily attributable to other asset disposals.
Litigation Settlements. The amount of the litigation settlement in the 2022 period was primarily attributable to the resolution of the stockholder litigation matter, as discussed in Note 8. "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this report.
Interest Expense, Net. As a percentage of revenues, interest expense, net decreased to 7.2% for the 2023 period compared to 9.5% for the 2022 period. The decrease is primarily attributable to the pay down of certain long-term debt in the fourth quarter of 2022.
Income Tax Benefit (Expense). The income tax benefit was $6.3 million for the nine months ended September 30, 2023 compared to income tax expense of $13.4 million for the nine months ended September 30, 2022. The effective tax rate was (7.7)% for the nine months ended September 30, 2023 compared to 17.4% for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (i) $1.6 million related to the vesting of restricted stock awards, and (ii) $15.8 million related to entity divestitures. For the nine months ended September 30, 2022, the effective tax rate differed from 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (i) $4.6 million related to the vesting of restricted stock awards, (ii) $1.8 million attributable to non-recurring earnings’ impact on the Company’s valuation allowance, and (iii) $1.0 million related to entity divestitures. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.0% for the 2023 period and 5.2% for the 2022 period.
Liquidity and Capital Resources
Cash and cash equivalents were $236.0 million at September 30, 2023 compared to $282.9 million at December 31, 2022.
The primary source of our operating cash flows is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. Our cash flows provided by operating activities were $231.2 million for the nine months ended September 30, 2023 compared to $151.6 million for the nine months ended September 30, 2022. The $79.6 million increase was primarily driven by operating cash flows in 2022 that did not repeat in the current year, including repayments of approximately $56 million of Medicare advanced payments provided through the CARES Act, partially offset by the receipt of stockholder litigation proceeds of $32.8 million, a $25.2 million reduction of interest paid, net of interest income received, and the timing of routine transactions involving working capital and accrued payroll and benefits.
Net cash used in investing activities during the nine months ended September 30, 2023 was $167.5 million compared to $235.7 million for the nine months ended September 30, 2022. Key factors contributing to the change include:
•An aggregate decrease in payments for acquisitions (net of cash acquired) and purchases of equity method investments of $78.7 million;
•An aggregate increase of $15.3 million in proceeds from sales of facilities and equity method investments;
•An increase in purchases of property and equipment of $11.1 million;
•An increase in cash used of $14.7 million related to other investing activities, including $21.0 million to acquire management rights related to certain acquisitions in the 2023 period.
Net cash used in financing activities during the nine months ended September 30, 2023 was $110.6 million compared to $151.0 million during the nine months ended September 30, 2022. Key factors contributing to the change include:
•An increase of $42.6 million in borrowings of long-term debt, net of payments;
•A decrease in payments related to ownership transactions with non-controlling interest holders of $4.6 million, partially offset by an increase in distributions to non-controlling interest holders of $0.5 million;
•An increase in the payment of debt issuance costs of $1.5 million;
•An increase in cash used of $4.8 million related to other financing activities.
Capital Resources
Net working capital was approximately $374.8 million at September 30, 2023 compared to $427.6 million at December 31, 2022. The decrease is primarily due to a decrease in cash, as discussed above.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.

Material Cash Requirements
There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the nine months ended September 30, 2023 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA excluding grant funds to income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$32.8	$13.4	$82.3	$77.1
Plus (minus):
Net income attributable to non-controlling interests	(34.6)	(30.6)	(99.5)	(94.9)
Interest expense, net	49.8	60.7	144.3	173.9
Depreciation and amortization	28.9	29.8	87.0	85.2
Equity-based compensation expense	4.4	5.0	13.2	13.0
Transaction, integration and acquisition costs (1)	13.0	13.1	38.8	28.4
Net loss on disposals, consolidations and deconsolidations	5.8	2.2	7.5	3.2
Litigation settlements and regulatory change impact (2)	4.2	1.5	13.9	(27.6)
Undesignated derivative activity	—	—	0.6	—
Other (3)	1.2	1.1	7.7	1.1
Adjusted EBITDA	105.5	96.2	295.8	259.4
Less: Impact of grant funds (4)	—	(0.3)	(1.1)	(1.4)
Adjusted EBITDA excluding grant funds	$105.5	$95.9	$294.7	$258.0
(1)This amount includes transaction and integration costs of $12.8 million and $12.5 million for the three months ended September 30, 2023 and 2022, respectively. This amount further includes start-up costs related to de novo surgical facilities of $0.2 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively.
This amount includes transaction and integration costs of $37.3 million and $27.8 million for the nine months ended September 30, 2023 and 2022, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.5 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)This amount includes a litigation settlement loss of $3.6 million for the three months ended September 30, 2023. This amount also includes other litigation costs of $0.6 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively.

This amount includes a litigation settlement loss of $8.1 million and a gain of $32.8 million for the nine months ended September 30, 2023 and 2022, respectively. This amount also includes other litigation costs of $1.4 million and $5.2 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, the nine months ended September 30, 2023, includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
(3)This amount includes estimates for the net impact of the May 2023 cyber event for the three months ended September 30, 2023. This amount includes estimates for the net impact of a May 2023 cyber event as well as losses from a divested business for the three and nine months ended September 30, 2023.
Amounts presented for the three and nine months ended September 30, 2022 reflect losses incurred, net of insurance proceeds received, related to certain surgical facilities that were closed following Hurricane Ian.
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
The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended September 30, 2023

Cash flows from operating activities	$238.4
Plus (minus):
Non-cash interest expense, net	(26.7)
Non-cash lease expense	(34.4)
Deferred income taxes	1.3
Equity in earnings of unconsolidated affiliates, net of distributions received	4.0
Other non-cash income	7.5
Changes in operating assets and liabilities, net of acquisitions and divestitures	87.3
Income tax expense	3.6
Net income attributable to non-controlling interests	(146.2)
Interest expense, net	205.3
Transaction, integration and acquisition costs	59.0
Litigation settlements and regulatory change impact	16.8
Undesignated derivative activity	(7.4)
Other (1)	8.1
Acquisitions and synergies (2)	106.7
Credit Agreement EBITDA	$523.3
(1)This amount includes estimates for the impact of a cyber event, losses from divested business and hurricane-related impacts.
(2)Represents impact of acquisitions as if each acquisition had occurred on October 1, 2022. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Senior Secured Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at September 30, 2023, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The Company did not repurchase any shares of common stock during the nine months ended September 30, 2023. At September 30, 2023, the Company continued to have authority to repurchase up to $46.0 million of shares of common stock under its board-authorized share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

Date:	November 7, 2023	By:	/s/ David T. Doherty
David T. Doherty
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)