Form 10-K
period 2023-12-31
Surgery Partners, Inc.
filed 2024-02-26
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023, was $4.7 billion. As of February 19, 2024, there were 126,607,086 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2024 annual meeting of stockholders are incorporated by reference into Part III of this report.

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
•the impact of cybersecurity attacks or intrusions;
•changes in the regulatory, economic and other conditions of the states where our surgical facilities are located;
•our indebtedness; and
•the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease, such as COVID-19, on our business.
Although we have based these forward-looking statements on our current assumptions, expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs, we caution you that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. They can be affected by known or unknown risks, uncertainties and assumptions, including, among other things, the risks, uncertainties and assumptions described in Item 1A. "Risk Factors."
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
We are a leading healthcare services company with an integrated outpatient delivery model focused on providing high-quality, cost-effective solutions for surgical and related ancillary care in support of both patients and physicians. We are one of the largest and fastest growing surgical services businesses in the United States ("U.S."), with more than 180 locations in 33 states, including ambulatory surgery centers ("ASCs"), short-stay surgical hospitals ("surgical hospitals"), and multi-specialty physician practices, among others. Patient services provided in our ASCs and surgical hospitals (collectively, "surgical facilities" or "facilities") generated approximately $2.6 billion in revenue during 2023.
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
•Offer new services to provide a more comprehensive continuum of care; and
•Enhance operational efficiencies and productivity by delivering on integration;
•Seek strategic relationship opportunities with health care systems looking to develop and/or enhance their ambulatory surgery footprint to better meet the needs of the patients and medical staff.
In addition, we believe favorable industry trends such as an aging population, advancements in medical technology and payor and government encouragement to move high acuity procedures from acute care to our lower cost sites of care will further drive growth.
Total Addressable Market
Based on management estimates, we believe that the total U.S. outpatient surgical facility market represents greater than $90 billion in annual revenue, including greater than $55 billion of hospital outpatient department procedures and $35 billion of ambulatory surgical center procedures, and we believe that ASCs are capturing an increasing share of the total surgical procedure market. We estimate that as a result of this trend, total annual procedure volume is expected to grow over the next few years by approximately 2% in hospital outpatient departments and by approximately 6% in ASCs, while inpatient procedures will decline by approximately 2% during the same period. In addition, we believe that approximately $60 billion of inpatient surgical cases have the potential to move to outpatient surgery centers, which, together with procedures performed at hospital outpatient departments and ASCs, represents what we believe is a total addressable market of approximately $150 billion.
Operations
During 2023 and 2022, we operated in two reporting segments: Surgical Facility Services and Ancillary Services.
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

Surgical Facility Services Segment
Surgical Facility Operations
As of December 31, 2023, we owned or operated 162 surgical facilities, including 144 ASCs and 18 licensed surgical hospitals. Our Surgical Facility Services segment contributed approximately 98% of our total revenue in 2023, and 97% of our total revenue in each of 2022 and 2021.
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
Our surgical hospitals generally are larger than our ASCs and include inpatient hospital rooms and, in certain cases, emergency departments. Our surgical hospitals may also provide services such as diagnostic imaging, laboratory, oncology, pharmacy, physical therapy and wound care.
We operate both multi-specialty and single-specialty facilities. In multi-specialty facilities, a variety of surgical procedures are performed, including, among others, orthopedics and pain management, gastroenterology, ophthalmology, and general surgery. We have diversified the mix of procedures performed at our facilities by strategically introducing select specialties that will complement existing services. In many cases, we keep certain facilities as single-specialty where it suits an individual facility or market demand.
We provide each of our surgical facilities with a full range of financial, marketing and operating services. For example, our regional managed care directors assist the local management team at each of our surgical facilities in developing relationships with private insurance payors and negotiating private insurance contracts.
Surgical Facility Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups and health care systems. In some instances, we acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or health care systems. Of the 162 surgical facilities that were operational as of December 31, 2023, we hold majority ownership in 90 of these surgical facilities and consolidated 123 for financial reporting purposes.. We provide day-to-day management services for a majority of our surgical facilities pursuant to a management agreement and receive a management fee that is typically equal to a percentage of the facility revenue. We also provide intercompany loans to some of the surgical facilities which often are secured by a pledge of assets of the facility.
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
The strategic relationships through which we own and operate surgical facilities are governed by partnership and operating agreements that generally are comparable to the partnership and operating agreements of the other surgical facilities in which we own an interest. The primary difference between the structure of these strategic relationships and the other surgical facilities in which we hold an equity interest is that, in these strategic relationships, a health care system holds ownership in the surgical facility in addition to physician investors. In each of these strategic relationships, we have also entered into a management agreement under which we provide day-to-day management services for a management fee equal to a percentage of the revenues of the surgical facility. The terms of those management agreements are comparable to the terms of our management agreements with other surgical facilities in which we own an equity interest.
Sources of Revenue
Revenue from our consolidated surgical facilities is earned from facility fees related to health care services performed in our surgical facilities and is included in our patient service revenues. The fee charged for surgical services varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, supplies, nursing staff and/or medications. Our fees do not typically include professional fees charged by the patient's surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians. Management fees received from our non-consolidated surgical facilities for management services provided are included in other service revenues.
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

The following table sets forth the percentage of total patient service revenues for our consolidated surgical facilities by type of payor for the periods indicated:

	Year Ended December 31,
	2023	2022	2021

Private Insurance	52.5%	51.5%	50.6%
Government	41.8%	42.3%	43.3%
Self-pay	2.5%	2.6%	2.8%
Other	3.2%	3.6%	3.3%
Total patient service revenues	100.0%	100.0%	100.0%
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
On August 1, 2023, CMS published the IPPS final rule for federal fiscal year ("FFY") 2024, which began on October 1, 2023. Under the FFY 2024 final rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting ("IQR") Program and demonstrate meaningful use of certified electronic health record ("EHR") technology will be increased by 3.1%. Those hospitals that do not successfully report quality data under the IQR Program (but are meaningful EHR users) would be subject to a one-fourth reduction in their annual payment update. In addition to the IQR Program, hospitals will be subject to payment adjustments under the Value Based Purchasing Program, Readmissions Reduction Program and Hospital Acquired Conditions Reduction Programs that have been implemented by the Department of Health and Human Services ("HHS").
Medicare Reimbursement - Hospital Outpatient Departments
Surgical services that are provided in hospital outpatient departments ("HOPDs") generally are reimbursed by CMS using the Outpatient Prospective Payment System (the "OPPS"). The OPPS, established by the Secretary of HHS, determines payment amounts prospectively (generally the following calendar year) for various categories of medical services performed in HOPDs. On November 2, 2023, CMS published its OPPS final rule for 2024. The final rule provides for a payment rate increase of 3.1%. Hospitals that do not meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program will be subject to a 2.0% payment rate decrease. On November 2, 2023, CMS additionally released final updates to its Medicare Part B drug payment policy for hospitals participating in the 340B drug pricing program. The policy change was included in the OPPS final rule, which outlines the 2024 OPPS payment rates. Under the new policy, Medicare will pay lower rates to all OPPS participating HOPDs for non-drug services.
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
Medicare Reimbursement - ASCs
    Payments under the Medicare program to ASCs are also made based on the OPPS; however, the payment received from CMS is a percentage of the payment to HOPDs. Reimbursement rates for ASCs are updated annually based on changes in the consumer price index offset by multifactor productivity adjustments. Based on the OPPS Final Rule, ASC reimbursement rates will increase by 3.1% for 2024. CMS has established the Ambulatory Surgical Center for Quality Reporting ("ASCQR") Program as a pay-for-reporting, quality data program. Our ASCs that participate in the ASCQR Program receive the full annual update to the ASC payment rate. Those ASCs that do not successfully report quality data under the ASCQR Program may receive a payment reduction.

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
Ancillary Services Segment
Ancillary Services Operations
Our portfolio of outpatient surgical facilities is complemented by a suite of ancillary services that we provide to support physicians in providing high quality and cost-efficient patient care. This segment includes multi-specialty physician practices, urgent care facilities and anesthesia services. The Company, physicians and patients benefit from these services through improved clinical efficiency and scheduling, and from incremental revenue associated with retaining fees for these services. Our Ancillary Services segment contributed approximately 2% of our total revenue in 2023 and 3% of our total revenue in each of 2022 and 2021.
We employ two models in our network of multi-specialty physician practices. In one model, we wholly own and operate physician practices. For example, in the state of Florida, where the law does not preclude a business corporation from employing physicians, we wholly-own and operate physician practices in several locations throughout the state. In the other model, we operate physician practices pursuant to long-term management service agreements with separate professional corporations that are wholly-owned by physicians.
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
Acquisition and Development Programs
Acquisition Program. In addition to our operational strategy, we continuously evaluate opportunities to expand our presence in the surgical facility market by making strategic acquisitions of existing surgical facilities and by developing new surgical facilities in cooperation with local physician partners and, when appropriate, health care systems and other strategic partners. We generally structure our partnerships where either we are a majority owner partnered with physicians or we are a minority owner with buy-up rights. These buy-up rights give us the option to own a controlling interest at some point in the future. Alternatively, we may choose to pursue a strategic relationship with physicians and a health care system.
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
In developing or acquiring existing surgical facilities, we compete with other public and private surgical facility and hospital companies. Several large national companies own and/or manage surgical facilities, in some cases in connection with other lines of business with which we do not compete, including HCA Healthcare, Inc., AMSURG Corp., Tenet Healthcare Corporation and Optum, Inc. We also face competition from local hospitals, physicians and other providers who may compete with us in the ownership and operation of surgical facilities, as well as the trend of physicians choosing to perform procedures in an office-based setting rather than in a surgical facility.
Seasonality
Our revenue fluctuates based on the number of business days in each calendar quarter, because the majority of services provided by physicians in our surgical facilities consist of scheduled procedures and office visits that occur during weekday business hours. In addition, revenue in the fourth quarter could also be impacted by an increased utilization of services due to annual deductibles which are not usually met until later in the year and also as patients utilize their health care benefits before they expire at year-end.
Human Capital Resources
At December 31, 2023, we had approximately 13,500 employees, including approximately 3,000 part-time employees. None of our employees are represented by a collective bargaining agreement. Our mission is to enhance patient quality of life through partnership. We appreciate that our colleagues are key to creating value and believe that we have a good relationship with them. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment.
We have established, and continue to enhance and refine, a comprehensive set of practices for engaging, recruiting, developing, managing and optimizing the human resources of our organization. In general, we seek to attract, develop and retain an engaged workforce and improve talent management processes accordingly. We offer a competitive range of compensation and benefit programs. We also are committed to the health and safety of our patients, employees, and medical staff. Our code of conduct promotes integrity, accountability and transparency, among other high ethical standards and a focus on employee welfare.
Our surgical facilities are staffed by licensed physicians, and our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We generally do not enter into contracts with physicians who use our surgical facilities, other than partnership and operating agreements with physicians who own interests in our surgical facilities, agreements for anesthesiology services and medical director agreements. Most physicians are not employees of our surgical facilities and are not contractually required to use our facilities. Physicians who use our surgical facilities also use other facilities or hospitals and may choose to perform procedures in an office-based setting that might otherwise be performed at our surgical facilities. We compete with other health care providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities.
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
We believe that our employees are vital contributors to our success, and we devote significant resources to recruit and retain our workforce. We strive to recruit and retain a diverse population of employees at all stages of their careers that are reflective of the communities we serve. We are committed to promoting an inclusive culture through diversity of thoughts and backgrounds, recognizing the value these experiences bring to our colleagues, physicians, patients and the communities in which we reside. One of our core values is to promote a culture of diversity and inclusion. We have a Corporate Citizenship and Community Impact Council comprised of employees with diverse backgrounds, experiences or characteristics who share a common interest in improving corporate culture and delivering sustained business results. Our policies prohibit discrimination on the basis of race, sex, religion, color, national or ethnic origin, age, disability, sexual orientation, gender identity, gender expression, military service, pregnancy, physical or mental disabilities, genetic information, or any other class protected by applicable law in its administration of policies, programs or employment.
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
Private Insurance Payors
Most private third-party payors reimburse us for services pursuant to written contracts. These contracts generally require that we offer discounts from our established charges. In rare cases our payments come from private insurance payors with which we do not have written contracts. In those situations, commonly known as "out-of-network" services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had we had a contract with the private insurance payor. We also submit a claim for the services to the private insurance payor along with full disclosure that we have charged the patient an in-network patient responsibility amount.
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
Continuing Obligations with Respect to COVID-19 Regulatory Responses
Numerous legislative and regulatory actions were taken in an attempt to provide businesses, including health care providers, with relief from the negative impacts of the COVID-19 pandemic. Specifically, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, introduced a number of temporary regulatory waivers for healthcare operations and appropriated more than $100 billion in federal funding toward healthcare provider operations through the creation of Provider Relief Fund. Subsequent legislation, such as the December 2020 COVID-19 Economic Relief Bill, further clarified how funds issued under the CARES Act could or could not be used by healthcare providers.
The underlying terms and conditions of grant funds received through the CARES Act and other COVID-19-related governmental assistance programs included auditing and reporting requirements. Recipients of program funds were expected to report the ultimate disposition of all funds received in accordance with the CARES Act – or return the funds if unused. Reporting periods for various tranches of funding issued to providers throughout the public health emergency continue in calendar year 2024. Some but not all of our facilities received COVID-19 related funding. Where applicable, our facilities have worked to materially comply with all auditing and reporting requirements to which they become subject as a result of funding received.
For more information, please refer to Note 1. "Organization and Summary of Accounting Policies - Medicare Accelerated Payments and Deferred Government Grants" to our audited consolidated financial statements for the year ended December 31, 2023 included elsewhere herein.
Waivers or Temporary Suspension of Certain Regulatory Requirements
In addition to the financial and other relief that has been provided by the federal government through the CARES Act and other legislation that has been passed by Congress, CMS and many state governments issued a number of waivers and temporary suspensions of health care facility licensure, certification, and reimbursement requirements in order to provide hospitals, ASCs, physicians, and other health care providers with increased flexibility to meet the challenges presented by the COVID-19 public health emergency. Many states also suspended the enforcement of certain regulatory requirements to ensure that health care providers have sufficient capacity to treat COVID-19 patients. With the expiration of the public health emergency, further discussed in the following section, these temporary regulatory changes have terminated and all regulatory requirements have been reinstated in all material respects.
Expiration of Public Health Emergency
On May 11, 2023, the Biden Administration formally ended the COVID-19 public health emergency. As a result of the expiration of the public health emergency, many Medicare and Medicaid waivers and broad flexibilities previously deemed necessary to expand healthcare system capacity and to allow the health care system to weather the heightened strain created by COVID-19 ended. To the extent any short-term changes in operations were implemented at our facilities in reliance on the COVID-19 waivers, such operations ceased and facilities largely returned to their pre-pandemic operating models. Though the public health emergency has ended, we cannot provide any certainty regarding the long-term impacts of the COVID-19 pandemic on public health and the economy, or whether there will be a resurgence of COVID-19 or a similar virus in the future. Likewise, we are unable to predict the actions of public health agencies that regulate our facilities in response to any future pandemic and how such actions may impact our future operations.
Certificates of Need, Licensure and Accreditation
Capital expenditures for the construction of new health care facilities, the addition of beds or new health care services or the acquisition of existing health care facilities may be reviewable by state regulators under statutory programs that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of health care facilities and the expansion of existing facilities and services. In these states, approvals, generally known as certificates of need, are required for capital expenditures exceeding certain preset monetary thresholds for the development, acquisition and/or expansion of certain facilities or services, including, in certain of these states, surgical facilities. Certificate of need laws are being challenged in many states across the country and any future changes could have positive and negative impacts on our business. We currently operate in 24 states that have certificate of need laws.
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
As of December 31, 2023, the majority of our facilities were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care, two of the major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of health care facilities. The effect of accreditation by these organizations is to exempt the facilities from routine surveys by state agencies to determine compliance with CMS requirements. These accredited facilities are subject to periodic surveys by the accrediting organization to ensure that they are in compliance with the applicable standards. Many private insurance health plans require our facilities to be accredited by one or both of these organizations in order to be participating providers. Failure to maintain accreditation would cause a facility to become subject to state survey agency oversight and potentially subject to increased scrutiny by CMS, and could result in a loss of payment from private insurance health plans.
Executive Order
On July 9, 2021, President Biden issued an executive order that is intended to promote competition in the U.S. economy. Among other things, the executive order encourages the Federal Trade Commission ("FTC") to ban or limit non-compete agreements, encourages the U.S. Department of Justice ("DOJ") and the FTC to review and revise their merger guidelines to ensure that patients are not harmed by healthcare mergers, and instructs HHS to support existing price transparency rules and implement the legislation adopted to address surprise billing. We cannot predict how, if at all, the various initiatives set forth in the executive order will be implemented by the regulatory agencies involved or the impact that the executive order will have on operations. We note, however, a number of recent policy statements as of December 2023 issued by these federal agencies addressing perceived issues of anti-competitiveness, as well as an uptick in enforcement actions targeting alleged anti-competitiveness.
Affordable Care Act Repeal Efforts
Initiatives to repeal or modify the Patient Protection and Affordable Care Act (the "Affordable Care Act") have been persistent over the past several years. As of December 31, 2023, legislative efforts to repeal and replace the Affordable Care Act in full have not been successful. However, as a result of the enactment of the Tax and Jobs Act of 2017, the tax penalty associated with the so-called "individual mandate," which requires most individuals to obtain qualifying health insurance coverage or pay a tax penalty, was reduced to zero starting in 2019. The effective repeal of the individual mandate tax penalty and any other future repeal or replacement of the Affordable Care Act may have significant impact on the reimbursement for health care services generally, and may cause more individuals to become uninsured, rendering them unable to afford our health care services. In 2021, the U.S. Supreme Court dismissed a case that sought to invalidate the

Affordable Care Act; however, the Affordable Care Act remains subject to various challenges. Accordingly, there can be no assurance that the adoption of any future federal or state health care reform legislation, or any ruling by a court with respect to the Affordable Care Act, will not have a negative financial impact on the Company.
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
We believe the ownership and operations of our surgical facilities do not fit wholly within any of the safe harbors, but we attempt to structure our ASCs to fit as closely as possible within the safe harbor designed to protect distributions to physician-investors in ASCs who directly refer patients to the ASC and personally perform the procedures at the center as an extension of their practice (the "ASC Safe Harbor"). The ASC Safe Harbor protects four categories of investors, including ASCs owned by general surgeons, single-specialty physicians, multi-specialty physicians and hospital/physician joint ventures, provided that certain requirements are satisfied. These requirements include the following:
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
Our hospital investments do not fit wholly within the safe harbor for investments in small entities because certain of the investment interests are held by investors who are either in a position to refer to the hospital or who provide services to the hospital and a portion of the hospital’s gross revenues are derived from referrals generated by those investors. However, we believe we comply with the remaining elements of the safe harbor.
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
Eliminating Kickbacks in Recovery Act
    In addition to the Anti-Kickback Statute, in 2018, the U.S. enacted the Eliminating Kickbacks in Recovery Act (the "EKRA"). The EKRA is contained within the broader Substance Use Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the "SUPPORT Act"). The EKRA creates a new federal crime for knowingly and willfully: soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Each conviction under the EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both. Unlike the Anti-Kickback Statute, the EKRA is not limited to services reimbursable under a government health care program. While the SUPPORT Act targets substance abuse disorder prevention and recovery, the scope of EKRA is not limited to substance abuse drug testing (only one service line of a multitude provided by labs), and therefore it appears to prohibit payment for any patient referral to any laboratory for any service, unless an exception applies. While the EKRA does contain certain exceptions similar to the Anti-Kickback Statute Safe Harbors, those exceptions are more narrow than the Anti-Kickback Statute Safe Harbors.
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
Emergency Medical Treatment and Active Labor Act
Our surgical hospitals are subject to the Emergency Medical Treatment and Active Labor Act ("EMTALA"). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions or transfer exists regardless of a patient’s ability to pay for treatment. Off-campus facilities such as surgery centers that lack emergency departments or otherwise do not treat emergency medical conditions generally are not subject to EMTALA. They must, however, have policies in place that explain how the location should proceed in an emergency situation, such as transferring the patient to the closest hospital with an emergency department. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay, including civil monetary penalties and exclusion from participation in the government health care programs. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. CMS has actively enforced EMTALA and has indicated that it will continue to do so in the future. We believe that our surgical hospitals comply with EMTALA.
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
•Federal law restricts the ability of our surgical hospitals to expand capacity.
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
We depend upon private and governmental third-party sources of payment for the services provided by physicians in our physician network and to patients in our surgical facilities, including surgical hospitals. We derived approximately 42%, 42% and 43% in 2023, 2022 and 2021, respectively, of our revenue from government payors, including Medicare and Medicaid programs. The amounts that we receive from the Medicare and Medicaid programs for our services are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; refinements to the Medicare Ambulatory Surgery Center payment system and refinements made by CMS to Medicare’s reimbursement policies; requirements for utilization review; and federal and state funding restrictions; any of which could materially adversely affect payments we receive from these government programs, as well as affect the timing of payments to our facilities.
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
Payments from private insurance payors, including state workers’ compensation programs and managed care organizations, represented approximately 53%, 52% and 51% of our patient service revenue in 2023, 2022 and 2021, respectively. Most of these payments came from private insurance payors with which our facilities have contracts. Managed care companies such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent a growing segment of private insurance payors. If we fail to enter into favorable contracts or maintain satisfactory relationships with private insurance organizations, our revenue may decrease. Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of health care services, including insurance companies and employers, to revise payment methods and monitor health care expenditures in an effort to contain health care costs. For instance, private insurance payors may lower reimbursement rates in response to increased obligations on payors imposed by the Affordable Care Act or future reductions in Medicare reimbursement rates. Further, private insurance payors may narrow their provider networks in response to the need to negotiate lower reimbursement rates with providers. If we are unable to maintain strong relationships with these payors, we may not be able to participate in these narrow provider networks.
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
Additionally, payments from workers’ compensation payors represented approximately 4%, 4% and 5% of our patient service revenue in 2023, 2022 and 2021, respectively. A majority of states have implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If states reduce the amounts paid to providers under the workers’ compensation fee schedules, it could have an adverse impact on our operating results.
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
Our acquisition and development activities, require substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. Historically, we have funded acquisition and development activities through our credit facilities. As a result, we may take actions to fund future acquisitions and development activities that could have a material adverse effect on our business, prospects, results of operations and financial condition, including incurring substantial debt with certain restrictive terms. Further, sufficient capital or financing may not be available to us on satisfactory terms, if at all. In addition, our ability to acquire and develop additional surgical facilities may be limited by state certificate of need programs, licensure requirements, antitrust laws, and other regulatory restrictions on expansion. We also face significant competition from local, regional and national health systems and other owners of surgical facilities in pursuing attractive acquisition candidates. The surgical facilities we develop typically incur losses in their early months of operation and, until their caseloads grow, they generally experience lower total revenue and operating margins than established surgical facilities, and we expect this trend to continue.
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
Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other health care providers, primarily hospitals and other surgical facilities, in attracting physicians to utilize our surgical facilities, nurses and medical staff to support our surgical facilities, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities and in contracting with private insurance payors in each of our markets. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all health care providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the year ended December 31, 2023, our salary and benefit expenses represented approximately 29% of our revenue. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.
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
We have contracts with physicians and other health professionals in many states. Some of our physician services contracts, as well as many of our physician services contracts with hospitals, include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit us from entering into non-compete agreements with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants against physicians and other health care professionals. Furthermore, the FTC published a proposed rule that would prohibit employers from entering into non-compete agreements and nullifying existing non-competes. Therefore, there can be no assurance that our non-compete agreements related to employed or otherwise contracted physicians and other health professionals will be enforceable if challenged in certain states or if the proposed FTC rule is adopted in its current form. In such event, we would be unable to prevent former employed or otherwise contracted physicians and other health professionals from competing with us, potentially resulting in the loss of some of our hospital contracts and other business. Additionally, certain facilities have the right to employ or engage our providers after the termination or expiration of our contract with those facilities and cause us not to enforce our non-compete provisions related to those providers.
Our surgical facilities are sensitive to regulatory, economic and other conditions in the states where they are located.
Our revenue is particularly sensitive to regulatory, economic and other conditions in the states of Texas and Idaho. As of December 31, 2023, we owned and operated three consolidated surgical hospitals and seven consolidated ASCs in Texas. The Texas facilities represented approximately 11% of our revenue in fiscal 2023.
In addition, we own and operate three consolidated surgical hospitals and four consolidated ASCs in Idaho, representing approximately 28% of our revenue during fiscal 2023. These surgical facilities also provide ancillary services, including physician practices, radiation oncology and anesthesia services. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, including Idaho, our case volumes could decline in such states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
If a pandemic, epidemic or outbreak of an infectious disease, including another outbreak of respiratory illness caused by the coronavirus known as COVID-19, or other public health crisis were to affect the areas in which we operate, our business, including our revenue, profitability and cash flows, could be adversely affected. If any of our facilities were involved, or perceived to be involved, in treating patients with a highly contagious disease, or there was an outbreak of a highly contagious disease in areas in which our surgical centers are located, our patients might cancel or defer elective procedures or otherwise avoid medical treatment. This could result in reduced patient volumes and operating revenues, potentially over an extended period. Further, a pandemic, epidemic or outbreak of an infectious disease might adversely impact our business by causing temporary shutdowns of our facilities or diversion of patients or by causing staffing shortages in our facilities. We may be unable to locate replacement supplies, and ongoing delays could require us to reduce procedure volume or cause temporary shutdowns of our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the extent to which COVID-19 or another public health crisis will impact our business is difficult to predict and will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.
Financial and Accounting Risks
We have a history of net losses and may not achieve or sustain profitability in the future.
We had net losses attributable to Surgery Partners, Inc. of $11.9 million, $54.6 million and $70.9 million, in 2023, 2022 and 2021, respectively. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. Growth of our revenue may slow or revenue may decline and expenses may increase for a number of possible reasons, including reduced demand for our services, regulatory shifts and other risks and uncertainties. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report. All of these factors could contribute to future net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
As of December 31, 2023, we and our subsidiaries had approximately $2.8 billion aggregate principal amount of indebtedness outstanding, which includes approximately $1.4 billion principal amount of senior secured term loans (the "Term Loan") outstanding, $185.0 million senior unsecured notes due 2025 (the "2025 Unsecured Notes") and $320.0 million senior unsecured notes due 2027 (the "2027 Unsecured Notes"). As of December 31, 2023, we had no outstanding borrowings under our $703.8 million senior secured revolving credit facility (the "Revolver") and, together with the Term Loan, the "New Secured Credit Facilities" and, together with the 2025 Unsecured Notes and the 2027 Unsecured Notes, the "Senior Indebtedness"). After giving effect to the $9.5 million principal amount of outstanding letters of credit issued under our Revolver, we had $694.3 million of unused commitments available to be borrowed under the Revolver. In addition to the Senior Indebtedness, our aggregate principal amount of indebtedness outstanding includes approximately $898.8 million of notes payable and finance lease obligations primarily related to property and equipment for operations. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. In addition, subject to applicable restrictions under our Senior Indebtedness, we may incur significant additional indebtedness, which may be secured, from time to time, which could have important consequences, including:
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
As a result of these and other covenants and restrictions, we may be limited in how we conduct our business. In addition, we may be required to maintain a specified financial maintenance ratio in connection with the Senior Indebtedness if the Revolver is utilized in excess of a specified threshold. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their maturity. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

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
We and our subsidiaries may be able to incur additional indebtedness in the future, including secured indebtedness. Although the credit agreement governing the New Credit Facilities and the indentures governing each of the 2025 Unsecured Notes and 2027 Unsecured Notes, respectively, contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.
In addition, as of December 31, 2023, we had approximately $694.3 million available for additional borrowings under the Revolver (after giving effect to the $9.5 million aggregate principal amount of outstanding letters of credit issued under our Revolver at such time). If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
We are a holding company with no operations of our own.
We are a holding company, and our ability to service our debt is dependent upon the earnings from the business conducted by our subsidiaries that operate the surgical facilities. The effect of this structure is that we depend on the earnings of our subsidiaries, and the distribution or payment to us of a portion of these earnings to meet our obligations, including those under the Term Loans and Revolver and any of our other debt obligations. The distributions of those earnings, advances or other distributions of funds by these entities to us, all of which are contingent upon our subsidiaries’ earnings, are subject to various business considerations. In addition, distributions by our subsidiaries could be subject to statutory restrictions, including state laws requiring that such subsidiaries be solvent, or contractual restrictions. Some of our subsidiaries may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders, partners or members.
We make significant loans to, and are generally liable for debts and other obligations of, the partnerships and limited liability companies that own and operate some of our surgical facilities.
We own and operate our surgical facilities through limited partnerships and limited liability companies. Local physicians, physician groups and health care systems also own an interest many of these partnerships and limited liability companies. In the partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership, even if we do not own all of the partnership interests. For some of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide. At December 31, 2023, our intercompany loans totaled $21.4 million. Through these loans we may have a security interest in the partnership’s or limited liability company’s assets, depending upon the terms thereof in each instance. However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans, or such loans are challenged under certain health care laws. Additionally, at December 31, 2023, our global intercompany note, which we use to transfer debt balances between our subsidiaries, had a zero balance.
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
Borrowings under the New Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We periodically enter into interest rate swap agreements and interest rate cap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements and interest rate cap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap and cap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities.
Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
The Term Loan bears interest at a rate per annum equal to (x) the forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) plus 3.50% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate plus, (ii) 0.50% per annum above the federal funds effective rate and (iii) Term SOFR plus 1.00% per annum (the alternate base rate shall be subject to a floor of 1.00%)) (the "Base Rate") plus 2.50% per annum.
The Revolver bears interest at a rate per annum equal to (x) Term SOFR plus 3.25% per annum or (y) the Base Rate plus 2.25% per annum.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2023, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $533.6 million and state NOL carryforwards of approximately $588.7 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as amended (the "Code"). In addition, as a result of the Symbion acquisition, approximately $111.8 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the Novamed acquisition, approximately $6.8 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of our acquisition of NSH Holdco, Inc. ("NSH") on August 31, 2017, approximately $24.7 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. Further, the sale of H.I.G. Surgery Centers, LLC's ("H.I.G.") shares to Bain Capital in connection with the Transactions resulted in an ownership change as defined in Section 382. As a result, we will not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. These limitations, when combined with amounts allowable due to net unrecognized built in gains, are not expected to impact the realization of the deferred tax assets associated with these NOLs. The Company has $438.9 million of federal NOL carryforwards that will begin to expire in 2030 and will completely expire in 2037. The remaining federal NOL carryforwards, which were generated after 2017, do not expire. Our state NOL carryforwards will expire between 2024 and 2042. Future ownership changes may subject our NOL carryforwards to further annual limitations, which could restrict our ability to use them to offset our taxable income in periods following the ownership changes.
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
We and our third-party vendors have been and likely will continue to be subject to cybersecurity attacks. Although there has been no material impact on our business or operations from these attempted attacks, there can be no assurance that we or our third-party vendors will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to provide various health care services. For example, in May 2023, we experienced an immaterial cybersecurity incident that temporarily disrupted certain facilities in our Idaho market.
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
The surgery center safe harbor protects four types of investment arrangements: surgeon owned surgery centers; single specialty surgery centers; multi-specialty surgery centers; and hospital/physician surgery centers. In addition to the physician investor, the categories permit an "unrelated" investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our surgical facilities typically consist of one of our subsidiaries being an investor in each partnership or limited liability company that owns the facility, in addition to providing management and other services to the facility. Therefore, our business arrangements with our surgery centers, surgical hospitals and physician groups do not qualify for the expanded safe harbor protection from government review or prosecution under the Anti-Kickback Statute. However, we believe that we are in compliance with the requirements of the Anti-Kickback Statute.
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

The Eliminating Kickbacks in Recovery Act may affect our financial relationships with referral sources utilizing our clinical laboratories.
In addition to the Anti-Kickback Statute, the Eliminating Kickbacks in Recovery Act, or EKRA, contains certain exceptions similar to the Anti-Kickback Statute Safe Harbors, those exceptions are more narrow than the Anti-Kickback Statute Safe Harbors. As a result, the operations at our clinical laboratories may be impacted by the EKRA.
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
Federal law restricts the ability of our surgical hospitals to expand capacity.
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
As of December 31, 2023, affiliates of Bain Capital owned approximately 39.5% of our outstanding common stock. Although we are no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq, affiliates of Bain Capital continue to be able to significantly influence our decisions.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The following sets forth information regarding our cybersecurity strategy, risk management program and approach to governance as it relates to cybersecurity risks. For additional information on the impact of cybersecurity risks on our business, please refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading "Cybersecurity and Data Risks."
Cybersecurity Risk Management and Strategy
Management has responsibility for developing and coordinating the Company’s cybersecurity policy and strategy, and for managing the prevention, detection, mitigation and remediation of cybersecurity incidents. We utilize various risk assessment tools and technologies to identify potential cyber and information security threats and risks as well as engage with various third parties to assist in program development, risk evaluation and testing. For example, we have implemented a third-party risk assessment process for certain service providers, suppliers, and vendors, which is conducted during the procurement cycle. Critical vendors are assessed on an annual basis. In addition, all team members are required to participate in ongoing training and awareness programs that include periodic assessments to drive adoption and awareness of cybersecurity processes and controls.
We promote a company-wide culture of cybersecurity risk management intended to protect the confidentiality, integrity, and availability of our critical systems and the information contained therein. As part of our cybersecurity risk management strategy, our corporate information technology team collaborates cross-functionally with key business leaders within privacy, compliance, finance and operations, among others, to identify, assess, and manage cybersecurity risks relevant to our business. On a quarterly basis, led by the Chief Information Security Officer (CISO) and Privacy Officer, the cybersecurity and privacy governance committee meets, which comprises of our executive and regional leadership teams. This governance committee assists in discussing existing or emerging threats, prioritizing roadmap items and/or budgetary considerations for project work.
No risks from cybersecurity threats or previous cybersecurity incidents have materially affected, or are reasonably likely to materially affect, our business strategy, financial condition or results of operations. However, there can be no assurance that the controls and procedures in place to monitor and mitigate the risks of cyber threats will be successful or sufficient to avoid material losses or consequences in the future. Additionally, while we have insurance coverage in place that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.
Cybersecurity Governance
Management is responsible for the day-to-day handling of risks facing our Company Our Board of Directors, as a whole and through its committees, oversees risk management, including cybersecurity risks. The Board has delegated risk management responsibilities with respects to cybersecurity to our Audit Committee. Specifically, the Audit Committee periodically reviews our cybersecurity policies, data security programs and plans that management has established to monitor compliance and assess preparedness. Our cybersecurity team is led by our CISO, who has over 20 years of experience in the cybersecurity space and is a Certified Information Security Manager (CISM). On an annual basis, at minimum, our CISO or Chief Information Officer (CIO) present necessary updates on our cybersecurity risks and any material cybersecurity incidents. These updates include the following: (i) current cybersecurity threats, (ii) an overview of third-party risks, (iii) our cybersecurity roadmap, (iv) the maturity of our cybersecurity programs and/or (v) ongoing regulatory compliance.
Item 2. Properties
Our corporate headquarters is located in Brentwood, Tennessee, where we currently lease approximately 29,670 square feet of office space pursuant to an agreement with an initial term expiring December 31, 2027. Our surgical facilities typically are located on real estate leased by the partnership or limited liability company that operates the facility. Of our 162 surgical facilities, 159 utilize leased real property. These leases generally have initial terms of 10 years, but range from 2 to 15 years. Most of the leases contain options to extend the lease period for up to 10 additional years. We generally guarantee the lease obligations of the partnerships and LLCs that own our surgical facilities. We expect to be able to renew or replace a substantial majority of these leases on substantially similar terms as they come due. Most of our ASCs range in size from 8,000 to 12,000 square feet and are specifically tailored to meet the needs of physician-partners and their specialties. We believe these spaces are sufficient and adequate for our needs at this time.
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
Stockholders
As of February 19, 2024, there were 179 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Dow Jones U.S. Health Care Providers Index. The graph begins on December 31, 2018, and the comparison assumes $100 was invested in our common stock and in each of the indices on such date and assumes the reinvestment of dividends, if any.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Surgery Partners, Inc.	$100.00	$159.91	$296.32	$545.56	$284.58	$326.76
Nasdaq Composite Index	$100.00	$135.23	$194.24	$235.78	$157.74	$226.24
Dow Jones U.S. Health Care Providers Index	$100.00	$118.05	$132.14	$172.51	$174.53	$167.73
This graph is furnished and not filed with the SEC, is not soliciting material under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 15, 2017, our Board of Directors authorized a share repurchase program of up to $50.0 million of our issued and outstanding common stock from time to time. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice. The Company did not repurchase any shares of common stock during the three months ended December 31, 2023. At December 31, 2023, the Company continued to have authority to repurchase up to $46.0 million of shares of common stock under the share repurchase program. The authorization does not obligate us to repurchase any shares, and we do not intend to make further repurchases under this program.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding certain of the risks and uncertainties that affect our business and the industry in which we operate, please see Item 1A. "Risk Factors" and Item 9A. "Controls and Procedures" found elsewhere in this Annual Report. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries. Unless the context implies otherwise, the term "affiliates" means direct and indirect subsidiaries of Surgery Partners, Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms "facilities" or "hospitals" refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term "employees" refers to employees of affiliates of Surgery Partners, Inc.
Executive Overview
As of December 31, 2023, we owned or operated, primarily in partnership with physicians, a portfolio of 162 surgical facilities comprised of 144 ASCs and 18 surgical hospitals across 33 states. We owned a majority interest in 90 of the surgical facilities and consolidated 123 of these facilities for financial reporting purposes.
Total revenues for 2023 increased 8.0% to $2.7 billion from $2.5 billion in 2022. The increase in revenues is attributable to same-facility revenue growth and acquisitions completed in 2023 and 2022. Days adjusted same-facility revenues for 2023 increased 11.3% from 2022, with a 7.1% increase in revenue per case and a 3.9% increase in same-facility cases. Additionally, for 2023, Adjusted EBITDA increased 15.2% to $438.1 million compared to $380.2 million for 2022. The increase in Adjusted EBITDA is primarily attributable to revenue growth, continued cost management initiatives and acquisitions completed in 2023 and 2022. For 2023, the net loss attributable to common stockholders was $11.9 million compared to $54.6 million for 2022. A reconciliation of non-GAAP financial measures appears below under "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and other portfolio management initiatives. During 2023 we completed the following:
•We acquired controlling interests in eleven surgical facilities, two in-development de novo surgical facilities, and four physician practices for aggregate cash consideration of $80.0 million, net of cash acquired, and non-cash consideration of $1.3 million. Seven of the acquired surgical facilities were previously accounted for as equity method investments. The Company also amended the operating agreement of a previously non-controlled surgical facility resulting in the Company obtaining a controlling interest in the facility.
•We acquired non-controlling interests in five surgical facilities and two in-development de novo surgical facilities for an aggregate cash purchase price of $50.3 million.
•We sold our interests in six surgical facilities for aggregate net cash proceeds of $30.4 million, a portion of which will be held in escrow pursuant to the purchase agreements for such transactions.
We had cash and cash equivalents of $195.9 million and $694.3 million of borrowing capacity under our Revolver at December 31, 2023. Operating cash flows were $293.8 million in 2023, an increase of $135.0 million compared to the prior year. See "Liquidity and Capital Resources" below for further discussion. Net operating cash inflows, including operating cash flows less distributions to non-controlling interests, were $147.7 million for 2023 compared to $12.0 million for 2022.
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
The following table summarizes revenues by service type as a percentage of total revenues:

	Year Ended December 31,
	2023	2022	2021
Patient service revenues:
Surgical facilities revenues	96.0%	95.8%	95.7%
Ancillary services revenues	2.4%	2.7%	3.0%
Total patient service revenues	98.4%	98.5%	98.7%
Other service revenues	1.6%	1.5%	1.3%
Total revenues	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Year Ended December 31,
	2023	2022	2021

Private insurance payors	52.5%	51.5%	50.6%
Government payors	41.8%	42.3%	43.3%
Self-pay payors	2.5%	2.6%	2.8%
Other payors (1)	3.2%	3.6%	3.3%
Total	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2023	2022	2021

Orthopedics and pain management	36.1%	36.4%	35.7%
Ophthalmology	24.4%	24.3%	26.3%
Gastrointestinal	23.7%	22.9%	22.3%
General surgery	2.6%	3.0%	3.0%
Other	13.2%	13.4%	12.7%
Total	100.0%	100.0%	100.0%

Segment Information
Our business is comprised of two segments: Surgical Facility Services and Ancillary Services. For more information about the components of each segment, please see Part I, Item 1. "Business-Operations" included elsewhere in this Annual Report. The "All other" line item below primarily consists of amounts attributable to the Company's corporate general and administrative functions.
The following tables present financial information for each reportable segment (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenues:
Surgical Facility Services	$2,675.8	$2,470.4	$2,157.8
Ancillary Services	67.5	68.9	67.3
Total revenues	$2,743.3	$2,539.3	$2,225.1

Adjusted EBITDA:
Surgical Facility Services	$544.0	$473.6	$422.0
Ancillary Services	(3.9)	(2.3)	1.7
All other	(102.0)	(91.1)	(84.1)
Total Adjusted EBITDA (1)	$438.1	$380.2	$339.6

Supplemental Information:
Cash purchases of property and equipment, net:
Surgical Facility Services	$87.9	$74.3	$55.0
Ancillary Services	0.8	1.1	0.5
All other	0.1	5.2	2.1
Total cash purchases of property and equipment, net	$88.8	$80.6	$57.6
(1)For a reconciliation of Adjusted EBITDA to income before income taxes as reflected in the audited consolidated statements of operations see "Certain Non-GAAP Measures" below.

	December 31,
	2023	2022
Assets:
Surgical Facility Services	$6,347.4	$6,001.1
Ancillary Services	36.3	41.7
All other	493.0	639.3
Total assets	$6,876.7	$6,682.1
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
Revenue Recognition
Our patient service revenues are derived primarily from surgical procedures performed at our surgical facilities, patient visits to physician practices, anesthesia services provided to patients, pharmacy services and diagnostic screens ordered by our physicians. The fees for such services are billed either to the patient or a third-party payor, including Medicare and Medicaid. We recognize patient service revenues, net of contractual allowances, which we estimate based on existing contracts or the historical trend of our cash collections and contractual write-offs.
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
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to revenue recognition during the years ended December 31, 2023, 2022 and 2021.
Accounts Receivable
Our patient service revenues and other receivables from third-party payors are recorded net of estimated implicit price concessions, which are estimated based on the historical trend of our surgical hospitals’ cash collections and contractual write-offs, and for our surgical facilities in general, established fee schedules, relationships with payors and procedure statistics. While changes in estimated reimbursement from third-party payors remain a possibility, we expect that any such changes would be minimal and, therefore, would not have a material effect on our financial condition or results of operations.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our average days sales outstanding was 60 and 64 days for the years ended December 31, 2023 and 2022, respectively.
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
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to accounts receivable during the years ended December 31, 2023, 2022 and 2021.
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
As of December 31, 2023, we had unused federal NOL carryforwards of approximately $533.6 million. Such losses expire in various amounts at varying times beginning in 2030. Unless they expire, these NOL carryforwards may be used to offset future taxable income and thereby reduce our income tax payable.
We recorded a valuation allowance against our deferred tax assets at December 31, 2023 and 2022 totaling $150.1 million and $114.7 million, respectively. The valuation allowance has been established for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized, which are primarily Section 163(j) interest carryforwards and certain state net operating losses and state credit carryforwards. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in health care regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense and/or other comprehensive income in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as amended (the "Code") imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its NOLs to reduce its tax liability. An "ownership change" is generally defined as any change in ownership of more than 50.0% of a corporation’s "stock" by its "5-percent shareholders" (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. As a result of the

Symbion acquisition in 2014, approximately $111.8 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million, and, as a result of the NovaMed acquisition in 2011, approximately $6.8 million in NOL carryforwards are subject to an annual Section 382 base limitation of $4.9 million. As a result of the acquisition of NSH, approximately $24.7 million in NOL carryforwards are subject to an annual Section 382 base limitation of $2.8 million. The acquisition of shares of the Company by Bain Capital in 2017 to become the controlling stockholder resulted in an ownership change as defined in Section 382. As a result, approximately $408.6 million in NOL carryforwards are subject to an annual Section 382 base limitation of $14.2 million. At this time, we do not believe this limitation, when combined with amounts allowable due to net unrecognized built in gains, will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to income taxes during the years ended December 31, 2023, 2022 and 2021.
Impairment of Goodwill
Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level, which is defined as one level below an operating segment, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. During 2023, the Company had identified two reporting units, which include the following: Surgical Facilities and Ancillary Services.
The Company tests its goodwill for impairment at least annually, as of October 1, or more frequently if certain indicators arise. A detailed evaluation of potential impairment indicators was performed, which specifically considered recent increases in interest rates, inflation risk and market volatility.
As of October 1, 2023, all of the Company's goodwill was allocated to the Surgical Facilities reporting unit. As of the October 1, 2023 valuation, the fair value for the Surgical Facilities reporting unit was substantially in excess of its carrying value.
Subsequent to the date of our annual impairment test, the Company considered its operating results for the fourth quarter of 2023, macroeconomic, industry and market conditions, and other market indicators including its market capitalization. Based on its evaluation of all such factors, the Company concluded that no event had occurred and no circumstances had changed that would more likely than not reduce the fair value of its reporting units below their carrying values.
In 2023, 2022 and 2021, there were no non-cash impairment charges.
See Note 4. "Goodwill and Intangible Assets" to the consolidated financial statements elsewhere in this Annual Report for additional disclosure related to goodwill.

Results of Operations
The following tables summarize certain results from the statements of operations for the periods indicated (dollars in millions):

	Year Ended December 31,
	2023	2022	2021

Revenues	$2,743.3	$2,539.3	$2,225.1
Operating expenses:
Cost of revenues	2,095.8	1,964.4	1,733.7
General and administrative expenses	120.9	102.2	104.0
Depreciation and amortization	118.1	114.8	98.8
Transaction and integration costs	61.7	47.5	39.8
Grant funds	(1.1)	(2.4)	(37.9)
Net loss on disposals, consolidations and deconsolidations	14.4	11.1	2.2
Equity in earnings of unconsolidated affiliates	(14.2)	(12.5)	(11.3)
Litigation settlements	10.6	(29.3)	—
Loss on debt extinguishment	15.5	14.9	9.1
Other income	(6.4)	(16.6)	(15.5)
	2,415.3	2,194.1	1,922.9
Operating income	328.0	345.2	302.2
Interest expense, net	(193.0)	(234.9)	(221.0)
Income before income taxes	135.0	110.3	81.2
Income tax benefit (expense)	0.3	(23.3)	(10.5)
Net income	135.3	87.0	70.7
Less: Net income attributable to non-controlling interests	(147.2)	(141.6)	(141.6)
Net loss attributable to Surgery Partners, Inc.	$(11.9)	$(54.6)	$(70.9)
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenues. Revenues for 2023 and 2022 were as follows (dollars in millions):

	Year Ended December 31,
	2023	2022

Patient service revenues	$2,700.4	$2,502.1
Other service revenues	42.9	37.2
Total revenues	$2,743.3	$2,539.3
Patient service revenues increased 7.9% to $2.7 billion in 2023 compared to $2.5 billion in 2022. The increase was primarily driven by an 11.3% increase in days adjusted same-facility revenues, which includes variable consideration recognized associated with supplemental reimbursement programs, and acquisitions completed in 2023 and 2022, partially offset by divestitures completed in 2023. The increase in days adjusted same-facility revenues was attributable to a 3.9% increase in same-facility case volumes and a 7.1% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $2.1 billion in 2023 compared to $2.0 billion in 2022. The increase was primarily driven by acquisitions completed in 2023 and 2022. As a percentage of revenues, cost of revenues was 76.4% and 77.4% for 2023 and 2022, respectively.
General and Administrative Expenses. General and administrative expenses were $120.9 million and $102.2 million in 2023 and 2022, respectively. As a percentage of revenues, general and administrative expenses were 4.4% in 2023 compared to 4.0% in 2022.
Depreciation and Amortization. Depreciation and amortization expenses were $118.1 million and $114.8 million in 2023 and 2022, respectively. The increase is primarily due to acquisitions completed in 2023 and 2022. As a percentage of revenues, depreciation and amortization expenses were 4.3% in 2023 and 4.5% in 2022.
Transaction and Integration Costs. We incurred $61.7 million of transaction and integration costs in 2023 compared to $47.5 million in 2022. The costs for both periods primarily relate to ongoing development initiatives and the integration of acquisitions we completed in 2023 and 2022.

Grant Funds. Grant funds recognized in 2023 and 2022 were $1.1 million and $2.4 million, respectively. For further discussion, see Note 1. "Organization and Summary of Accounting Polices - Medicare Accelerated Payments and Deferred Governmental Grants" to our consolidated financial statements included elsewhere in this Annual Report.
Net Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations in 2023 and 2022 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" to our consolidated financial statements included elsewhere in this Annual Report. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Litigation Settlements. Litigation settlements in 2022 were primarily attributable to the resolution of the stockholder litigation matter, as discussed in Note 13. "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report. Litigation settlements in 2023 were not material for individual disclosure.
Loss on Debt Extinguishment. The loss on debt extinguishment in 2023 is attributable to the debt transactions on December 19, 2023, as discussed in Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report. We incurred a loss on debt extinguishment of $14.9 million in 2022 related to the partial redemption of our 10.000% Senior Unsecured Notes due 2027 and the voluntary prepayment on our senior unsecured term loan.
Interest Expense, Net. Interest expense, net was $193.0 million in 2023 compared to $234.9 million in 2022. The decrease is primarily attributable to the pay down of certain long-term debt in 2022. As a percentage of revenues, interest expense, net was 7.0% in 2023 compared to 9.3% in 2022.
Income Tax Benefit (Expense). Income tax benefit was $0.3 million for 2023 and expense was $23.3 million for 2022. The effective tax rate was (0.2)% for 2023 compared to 21.0% in 2022. The 2023 decrease relates to increased losses attributable to entity divestitures and less valuation allowance recorded in the current year on the interest limitation under IRC Sec. 163(j) due to a decrease in book interest expense in 2023 compared to 2022. For 2023, the effective tax rate is primarily impacted by income tax expense related to the valuation allowance on the interest limitation under IRC Sec. 163(j) and income tax benefits related to net income attributable to non-controlling interests and losses on entity divestitures.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.4% in 2023 and 5.6% in 2022.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Our discussion regarding the comparison of the year ended December 31, 2022 compared to the year ended December 31, 2021 was previously disclosed beginning on page 44 in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 1, 2023, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended December 31, 2022 Compared to Year Ended December 31, 2021" and is hereby incorporated herein by reference.
Liquidity and Capital Resources
Cash and cash equivalents were $195.9 million at December 31, 2023 compared to $282.9 million at December 31, 2022.
The primary source of our operating cash flows is the collection of accounts receivable from federal and state agencies (under the Medicare and Medicaid programs), private insurance companies and individuals. Our cash flows provided by operating activities was $293.8 million in 2023 compared to $158.8 million in 2022. The $135.0 million increase was primarily driven by reductions of $49.1 million of interest paid, net of interest income received, and $18.8 million of payments under the tax receivable agreement, operating cash flows in 2022 that did not repeat in the current year, including repayments of approximately $57.2 million of Medicare advanced payments provided through the CARES Act, partially offset by the receipt of stockholder litigation proceeds of $32.8 million, an increase in net income and the timing of routine transactions involving working capital and accrued payroll and benefits.
Net cash used in investing activities in 2023 was $225.6 million compared to $307.9 million in 2022. The $82.3 million decrease was primarily driven by:
•An aggregate decrease of $90.2 million in payments for acquisitions (net of cash acquired) and purchases of equity method investments, including consideration paid to acquire management rights from the prior management service provider, which is included as a component of the increase in other investing activities;
•An increase in purchases of property and equipment of $8.2 million.
Net cash used in financing activities in 2023 was $155.2 million compared to net cash provided of $42.1 million in 2022. Key factors contributing to the change include:
•The 2022 period included equity offering proceeds, net of related costs, of $857.7 million that did not repeat in the current year;
•An increase of $650.7 million in borrowings of long term debt, net of payments, including payments related to debt issuance costs and a premium on debt extinguishment in the 2022 period. The increase is primarily driven by a voluntary prepayment on the term loan and redemption of senior unsecured notes of $560 million in the 2022 period, with no comparable activity in 2023;

•An increase in payments related to ownership transactions with non-controlling interest holders of $11.6 million.
Discussion of the operating, investing and financing activities for the year ended December 31, 2022 was previously disclosed beginning on page 45 in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 1, 2023, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and is hereby incorporated herein by reference.
Debt
As of December 31, 2023, the carrying value of our total indebtedness was $2.775 billion, which includes unamortized fair value discount of $1.6 million and unamortized deferred financing costs and issuance discount of $27.1 million.
Term Loan and Revolver
On December 19, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”), which provided for a $1.4 billion senior secured term loan (the "Term Loan") and a $703.8 million revolving credit facility (the "Revolver" and, together with the Term Loan, the "New Credit Facilities"). The Term Loan was fully drawn on December 19, 2023, and the proceeds were used to repay in full the amounts outstanding under the then existing senior secured term loan due 2026 and revolving credit facilities and pay fees and expenses in connection with the New Credit Facilities. Subject to certain conditions and requirements set forth in the Credit Agreement, we may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver. In connection with entering the New Credit Facilities, we terminated the then-existing senior secured credit facilities, originally dated as of August 31, 2017 and, as amended thereafter.
As of December 31, 2023, we had Term Loan borrowings with a carrying value of $1.398 billion, consisting of outstanding aggregate principal of $1.400 billion and unamortized fair value discount of $1.6 million. The Term Loan matures on December 19, 2030 and amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount of the Term Loan, beginning on or around the last business day of the fiscal quarter ending June 30, 2024. The Term Loan bears interest at a rate per annum equal to (x) the forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) plus 3.50% per annum or (y) an alternate base rate, which will be the highest of (i) the prime rate plus, (ii) 0.5% per annum above the federal funds effective rate and (ii) Term SOFR plus 1.00% per annum, subject to a 1.00% floor) (the “Base Rate”) plus 2.50% per annum.
As of December 31, 2023, our availability on the Revolver was $694.3 million (including outstanding letters of credit of $9.5 million). The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. The Revolver matures on December 19, 2028. Interest on any loans drawn under the Revolver shall bear interest at a rate per annum equal to (x) Term SOFR plus 3.25% per annum or (y) the Base Rate plus 2.25% per annum. In addition, we are required to pay a commitment fee ranging from 0.50% to 0.25% per annum, depending on our first lien net leverage ratio, in respect of unused commitments under the Revolver.
See Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report for a further discussion of the New Credit Facilities.
Senior Unsecured Notes
As of December 31, 2023, we have $320.0 million aggregate principal amount of senior unsecured notes due April 15, 2027 (the "2027 Unsecured Notes"), which bear interest at the rate of 10.000% per year, payable semi-annually on April 15 and October 15 of each year.
As of December 31, 2023, we have $185.0 million aggregate principal amount of senior unsecured notes due July 1, 2025 (the "2025 Unsecured Notes"), which bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year.
See Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report for a further discussion of the senior unsecured notes.
Other Debt
We and certain of our subsidiaries have other debt consisting of outstanding bank indebtedness of $205.2 million, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations of $693.6 million for which we are liable to various vendors for several property and equipment leases classified as finance leases.
Capital Resources
Net working capital was approximately $372.0 million at December 31, 2023 compared to $427.6 million at December 31, 2022. The decrease is primarily due to a decrease in cash, as discussed above, and increases in accounts payable and current maturities of long-term debt. These were partially offset by increases in accounts receivable and other current assets.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.

Material Cash Requirements
The following table summarizes our material cash requirements by period as of December 31, 2023 (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest (1)	$4,727.7	$303.3	$761.0	$787.0	$2,876.4
Operating lease obligations, including interest (2)	409.7	59.1	105.2	75.7	169.7
Total contractual obligations	$5,137.4	$362.4	$866.2	$862.7	$3,046.1
(1)Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude our unamortized fair value adjustments related non-cash amortization for the Term Loan. These obligations are explained further in Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report. We used the applicable annual interest rate as of December 31, 2023 of 8.86%, based on SOFR plus the applicable margin, for our $1.4 billion outstanding Term Loan to estimate interest payments on this variable rate debt instrument.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA excluding grant funds to income (loss) before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Year Ended December 31,
	2023	2022	2021
Consolidated Statements of Operations Data:
Income before income taxes	$135.0	$110.3	$81.2
Plus (minus):
Net income attributable to non-controlling interests	(147.2)	(141.6)	(141.6)
Depreciation and amortization	118.1	114.8	98.8
Interest expense, net	193.0	234.9	221.0
Equity-based compensation expense	17.7	18.4	17.4
Transaction, integration and acquisition costs (1)	64.9	48.6	46.1
Net loss on disposals, consolidations and deconsolidations	14.4	11.1	2.2
Litigation settlements and regulatory change impact (2)	17.5	(24.7)	5.6
Loss on debt extinguishment	15.5	14.9	9.1
Undesignated derivative activity (3)	0.6	(8.0)	—
Other (4)	8.6	1.5	(0.2)
Adjusted EBITDA	$438.1	$380.2	$339.6
Less: Impact of grant funds (5)	(1.1)	(1.7)	(25.3)
Adjusted EBITDA excluding grant funds	$437.0	$378.5	$314.3
(1)This amount includes transaction and integration costs of $61.7 million, $47.5 million and $39.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. This amount further includes start-up costs related to de novo surgical facilities of $3.2 million, $1.1 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)This amount includes a litigation settlements loss of $10.6 million and a net gain of $29.3 million for the years ended December 31, 2023 and 2022, respectively, with no comparable costs in 2021. This amount also includes other litigation costs of $2.5 million, $4.6 million and $5.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, the year ended December 31, 2023, includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
(3)This amount includes the reclassification of $7.5 million of unrealized gains out of accumulated OCI into income related to the de-designation of a portion of one of the Company's interest rate caps for the year ended December 31, 2022. This amount further includes fair value changes of undesignated derivatives for the years ended December 31, 2023 and 2022, with no comparable activity in 2021.
(4)This amount includes estimates for the net impact of the May 2023 cyber event and losses from a divested business for the year ended December 31, 2023.
Amounts presented for the years ended December 31, 2022 and 2021 reflect losses incurred, net of insurance proceeds received, related to certain surgical facilities that were closed following Hurricane Ian and Hurricane Ida, respectively.
(5)Represents the impact of grant funds recognized, net of amounts attributable to non-controlling interests.
We use Credit Agreement EBITDA as a measure of liquidity and to determine our compliance under certain covenants pursuant to our New Credit Facilities. Credit Agreement EBITDA is determined on a trailing twelve-month basis. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Credit Agreement EBITDA is not a measurement of liquidity under GAAP, and should not be considered in isolation or as a substitute for any other measure calculated in accordance with GAAP. The items excluded from Credit Agreement EBITDA are significant components in understanding and evaluating our liquidity. Our calculation of Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Year Ended December 31, 2023

Cash flows from operating activities	$293.8
Plus (minus):
Non-cash interest expense, net	(25.0)
Non-cash lease expense	(35.2)
Deferred income taxes	1.7
Equity in earnings of unconsolidated affiliates, net of distributions received	2.2
Changes in operating assets and liabilities, net of acquisitions and divestitures	63.5
Income tax expense	(0.3)
Net income attributable to non-controlling interests	(147.2)
Interest expense, net	193.0
Transaction, integration and acquisition costs	64.9
Litigation settlements and other litigation costs	17.5
Undesignated derivative activity	0.6
Other (1)	8.6
Acquisitions and synergies (2)	73.6
Credit Agreement EBITDA	$511.7
(1)This amount includes estimates for the impact of a cyber event, losses from divested business and hurricane-related impacts.
(2)Represents impact of acquisitions as if each acquisition had occurred on January 1, 2023. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the New Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at December 31, 2023, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2024.
For more information regarding our interest rate swap and cap agreements, please refer to Note 7. "Derivatives and Hedging Activities" to our consolidated financial statements for the year ended December 31, 2023 included elsewhere herein.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures and Limitations on the Effectiveness of Controls
 An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures conducted as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
 Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. The assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, determined that our internal control over financial reporting was effective as of December 31, 2023.
Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. Their attestation report is included below in this Item 9A.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Surgery Partners, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Surgery Partners, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Nashville, TN
February 26, 2024

Item 9B. Other Information
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended December 31, 2023, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2024 Annual Meeting of Stockholders (the "Definitive Proxy Statement"), which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2023.
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
4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed March 1, 2023).

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

10.13
Seventh Amendment to the Credit Agreement, dated as of November 19, 2021, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto, Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021).

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

10.16
Tenth Amendment to the Credit Agreement, dated as of June 8, 2023, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the other Guarantors party thereto, Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed August 1, 2023).

10.17
Tax Receivable Agreement, dated as of September 30, 2015, among Surgery Partners, Inc., H.I.G. Surgery Centers, LLC and certain other stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2015).

10.18
Amendment No. 1 to Income Tax Receivable Agreement, by and between Surgery Partners, Inc. and H.I.G. Surgery Centers, LLC (in its capacity as the Stockholders Representative), dated May 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 11, 2017).

10.19	Form of TRA Waiver and Assignment Agreement (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed March 16, 2018).
10.20 (a)	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 14, 2015).
10.21 (a)
Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 5, 2020).

10.22 (a)
First Amendment to the Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2021).

10.23 (a)
Surgery Partners, Inc. Cash Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 5, 2020).

10.24 (a)
Symbion, Inc. Supplemental Executive Retirement Plan, Effective May 1, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Amended, filed September 21, 2015).

10.25 (a)
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

10.28 (a)
Form of Restricted Stock Award Agreement under the 2015 Surgery Partners, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 15, 2016).

10.29 (a)
Form of Performance Stock Unit Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2016).

10.30 (a)
Form of Non-Employee Director Restricted Stock Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2017).

10.31 (a)
Form of Stock-Settled Stock Appreciation Right Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2018).

10.32 (a)
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

10.36 (a)
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

10.42 (a)
Employment Agreement, dated July 25, 2022, by and between Surgery Partners, Inc. and Harrison Bane (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 1, 2023).

10.43
Credit Agreement, dated as of December 19, 2023, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20,2023).

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Surgery Partners, Inc. Executive Compensation Recovery Policy
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).
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
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Surgery Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Surgery Partners, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Accounts receivable are recorded net of estimated price concessions at both surgical hospitals and ambulatory surgical centers. At surgical hospitals, the estimation process is based on historical trends of cash collections and contractual write-offs. The inputs used to determine the estimated price concessions are based on objective data. Management’s determination of the estimate is complex and involves their assessment of the appropriateness and relevancy of the inputs and methodology to record accounts receivable at the net realizable value.
We identified surgical hospitals' accounts receivable as a critical audit matter because of the significant estimates management makes to determine the price concession in estimating net accounts receivable at an amount equal to the actual consideration management expects to collect. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and application of the Company’s estimated price concessions for the surgical hospitals.
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
February 26, 2024

We have served as the Company's auditor since 2018.

SURGERY PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$195.9	$282.9
Accounts receivable	496.4	456.3
Inventories	75.2	71.4
Prepaid expenses	31.0	31.4
Other current assets	96.5	79.0
Total current assets	895.0	921.0
Property and equipment, net	968.7	876.6
Intangible assets, net	54.8	42.3
Goodwill	4,326.0	4,137.1
Investments in and advances to affiliates	184.1	190.3
Right-of-use operating lease assets	255.3	279.1
Long-term deferred tax assets	89.5	91.5
Other long-term assets	103.3	144.2
Total assets	$6,876.7	$6,682.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$171.8	$151.6
Accrued payroll and benefits	73.8	68.9
Other current liabilities	204.1	210.1
Current maturities of long-term debt	73.3	62.8
Total current liabilities	523.0	493.4
Long-term debt, less current maturities	2,701.8	2,559.0
Right-of-use operating lease liabilities	248.9	271.4
Other long-term liabilities	41.1	75.4

Non-controlling interests—redeemable	327.4	342.0

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 126,593,727 and 125,960,834, respectively	1.3	1.3
Additional paid-in capital	2,497.6	2,478.0
Accumulated other comprehensive income	57.5	76.2
Retained deficit	(569.2)	(557.3)
Total Surgery Partners, Inc. stockholders' equity	1,987.2	1,998.2
Non-controlling interests—non-redeemable	1,047.3	942.7
Total stockholders' equity	3,034.5	2,940.9
Total liabilities and stockholders' equity	$6,876.7	$6,682.1

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)

	Year Ended December 31,
	2023	2022	2021

Revenues	$2,743.3	$2,539.3	$2,225.1
Operating expenses:
Salaries and benefits	793.8	746.4	644.3
Supplies	745.0	709.7	636.4
Professional and medical fees	296.8	269.2	230.0
Lease expense	84.9	82.4	90.6
Other operating expenses	175.3	156.7	132.4
Cost of revenues	2,095.8	1,964.4	1,733.7
General and administrative expenses	120.9	102.2	104.0
Depreciation and amortization	118.1	114.8	98.8
Transaction and integration costs	61.7	47.5	39.8
Grant funds	(1.1)	(2.4)	(37.9)
Net loss on disposals, consolidations and deconsolidations	14.4	11.1	2.2
Equity in earnings of unconsolidated affiliates	(14.2)	(12.5)	(11.3)
Litigation settlements	10.6	(29.3)	—
Loss on debt extinguishment	15.5	14.9	9.1
Other income, net	(6.4)	(16.6)	(15.5)
	2,415.3	2,194.1	1,922.9
Operating income	328.0	345.2	302.2
Interest expense, net	(193.0)	(234.9)	(221.0)
Income before income taxes	135.0	110.3	81.2
Income tax benefit (expense)	0.3	(23.3)	(10.5)
Net income	135.3	87.0	70.7
Less: Net income attributable to non-controlling interests	(147.2)	(141.6)	(141.6)
Net loss attributable to Surgery Partners, Inc.	(11.9)	(54.6)	(70.9)
Less: Amounts attributable to participating securities	—	—	(10.3)
Net loss attributable to common stockholders	$(11.9)	$(54.6)	$(81.2)

Net loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.59)	$(1.12)
Diluted (1)	$(0.09)	$(0.59)	$(1.12)
Weighted average common shares outstanding:
Basic	125,613	91,952	72,427
Diluted (1)	125,613	91,952	72,427
(1)The impact of potentially dilutive securities for all periods were not considered because the effect would be anti-dilutive.

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Year Ended December 31,
	2023	2022	2021

Net income	$135.3	$87.0	$70.7
Other comprehensive (loss) income, net of tax:
Derivative activity, net of tax of $0	(18.7)	107.7	29.5
Comprehensive income	116.6	194.7	100.2
Less: Comprehensive income attributable to non-controlling interests	(147.2)	(141.6)	(141.6)
Comprehensive (loss) income attributable to Surgery Partners, Inc.	$(30.6)	$53.1	$(41.4)
See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions; shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2020	50,462	$0.5	$607.9	$(61.0)	$(431.8)	$766.5	$882.1
Net (loss) income	—	—	—	—	(70.9)	92.7	21.8
Equity-based compensation	737	—	9.0	—	—	—	9.0
Preferred dividends	—	—	(10.3)	—	—	—	(10.3)
Preferred share conversion	22,609	0.2	439.5	—	—	—	439.7
Equity offering	15,525	0.2	554.0	—	—	—	554.2
Other comprehensive income	—	—	—	29.5	—	—	29.5
Acquisition and disposal of shares of non-controlling interests, net	—	—	22.2	—	—	109.0	131.2
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(87.6)	(87.6)
Balance as of December 31, 2021	89,333	0.9	1,622.3	(31.5)	(502.7)	880.6	1,969.6
Net (loss) income	—	—	—	—	(54.6)	97.1	42.5
Equity-based compensation	590	—	22.5	—	—	—	22.5
Equity offering	36,038	0.4	857.3	—	—	—	857.7
Other comprehensive income	—	—	—	107.7	—	—	107.7
Acquisition and disposal of shares of non-controlling interests, net	—	—	(24.1)	—	—	68.7	44.6
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(103.7)	(103.7)
Balance as of December 31, 2022	125,961	1.3	2,478.0	76.2	(557.3)	942.7	2,940.9
Net (loss) income	—	—	—	—	(11.9)	109.4	97.5
Equity-based compensation	633	—	18.5	—	—	—	18.5
Other comprehensive loss	—	—	—	(18.7)	—	—	(18.7)
Acquisition and disposal of shares of non-controlling interests, net	—	—	1.1	—	—	98.2	99.3
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(103.0)	(103.0)
Balance as of December 31, 2023	126,594	$1.3	$2,497.6	$57.5	$(569.2)	$1,047.3	$3,034.5

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2023	2022	2021

Cash flows from operating activities:
Net income	$135.3	$87.0	$70.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118.1	114.8	98.8
Non-cash lease expense	35.2	34.8	39.1
Non-cash interest expense, net	25.0	25.9	22.0
Equity-based compensation expense	17.7	18.4	17.4
Net loss on disposals, consolidations and deconsolidations	14.4	11.1	2.2
Loss on debt extinguishment	15.5	14.9	9.1
Deferred income taxes	(1.7)	21.9	8.9
Equity in earnings of unconsolidated affiliates, net of distributions received	(2.2)	(1.8)	0.2
Other non-cash income	—	(7.5)	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(47.2)	(35.3)	(32.1)
Medicare accelerated payments and deferred governmental grants	(1.2)	(58.4)	(73.6)
DOJ settlement payments	—	—	(32.2)
Other operating assets and liabilities	(15.1)	(67.0)	(43.4)
Net cash provided by operating activities	293.8	158.8	87.1

Cash flows from investing activities:
Purchases of property and equipment	(88.8)	(80.6)	(57.6)
Payments for acquisitions, net of cash acquired	(80.0)	(146.4)	(285.8)
Proceeds from disposals of facilities and other assets	25.8	12.9	6.0
Purchases of equity investments	(50.3)	(95.1)	—
Proceeds from sales of equity investments	1.4	12.8	5.4
Other investing activities	(33.7)	(11.5)	0.3
Net cash used in investing activities	(225.6)	(307.9)	(331.7)

Cash flows from financing activities:
Principal payments on long-term debt	(807.1)	(862.0)	(343.2)
Borrowings of long-term debt	826.6	217.8	299.4
Payments of debt issuance costs	(24.3)	—	(11.7)
Payment of premium on debt extinguishment	—	(11.3)	—
Proceeds from equity offerings	—	882.9	581.8
Payments of equity offering costs	—	(25.2)	(27.6)
Distributions to non-controlling interest holders	(146.1)	(146.8)	(131.0)
Proceeds (payments) related to ownership transactions with non-controlling interest holders	8.2	(3.4)	(28.4)
Payments of preferred dividends	—	—	(5.1)
Other financing activities	(12.5)	(9.9)	(17.9)
Net cash (used in) provided by financing activities	(155.2)	42.1	316.3
Net (decrease) increase in cash and cash equivalents	(87.0)	(107.0)	71.7
Cash and cash equivalents at beginning of period	282.9	389.9	318.2
Cash and cash equivalents at end of period	$195.9	$282.9	$389.9

Supplemental cash flow information:
Interest paid, net of interest income received	169.6	218.7	194.3
Cash paid for income taxes	1.4	1.8	1.5
Non-cash purchases of property and equipment	18.0	29.9	22.3

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Accounting Policies
Organization
Surgery Partners, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates a national network of surgical facilities and ancillary services. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics and pain management, gastroenterology, ophthalmology, and general surgery. The Company's surgical hospitals also provide services such as diagnostic imaging, laboratory, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of multi-specialty physician practices, urgent care facilities and anesthesia services. Unless the context otherwise indicates, Surgery Partners, Inc. and its subsidiaries are referred to herein as "Surgery Partners," "we," "us," "our" or the "Company."
As of December 31, 2023, the Company owned or operated a portfolio of 162 surgical facilities, comprised of 144 ASCs and 18 surgical hospitals in 33 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 90 of these surgical facilities and consolidated 123 surgical facilities for financial reporting purposes.
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
The following table presents a summary of revenues by service type as a percentage of total revenues:

	Year Ended December 31,
	2023	2022	2021
Patient service revenues:
Surgical facilities revenues	96.0%	95.8%	95.7%
Ancillary services revenues	2.4%	2.7%	3.0%
Total patient service revenues	98.4%	98.5%	98.7%
Other service revenues	1.6%	1.5%	1.3%
Total revenues	100.0%	100.0%	100.0%
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
Currently, several states utilize supplemental Medicaid reimbursement programs for the purpose of providing reimbursement to providers to increase base rates to the levels that Medicare would have paid for the same service or for payments that offsets a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the Centers for Medicare & Medicaid Services (“CMS”) and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. We account for payments under these supplemental programs as variable consideration and estimate the amount using the most likely amount method. The Company recognizes this variable consideration only when it is deemed probable that a significant reversal of the cumulative revenue recognized will not occur when uncertainties associated with the variable consideration are resolved. The Company reassess its variable consideration related to these supplemental reimbursement programs when new information becomes available, such as when there are program changes or receipt of final payments. Reimbursement under these programs, including the recognition of variable consideration, is reflected in patient service revenues. Taxes or other program-related costs are reflected in other operating expenses.
During the year ended December 31, 2023, the State of Idaho revised its calculation of the Upper Payer Limit ("UPL") Gap. In connection with this revision, during the year ended December 31, 2023, the Company recognized revenue and the corresponding provider tax of $17.2 million and $3.1 million, respectively, based on notification received from the State of Idaho related to the cost report year ended December 31, 2021, which reflected the revision in calculation of the UPL Gap. Since the UPL program is an ongoing program in the State of Idaho and the revised calculation has been approved by CMS for the current and future periods, during the year ended December 31, 2023, the Company recognized variable consideration and the corresponding provider tax of $34.4 million and $10.4 million, respectively, for the cost report years ended December 31, 2023 and 2022. As of December 31, 2023, the Company has recorded amounts due from third-party payors related to these supplemental reimbursement programs of $17.2 million, included in other current assets and $17.2 million, included in other long-term assets in the accompanying consolidated balance sheets. As of December 31, 2023, the Company has recorded amounts due to third-party payors related to these supplemental reimbursement programs of $5.2 million, included in other current liabilities and $5.2 million included in other long-term liabilities. There were no amounts recorded as of December 31, 2022, related to these supplemental reimbursement programs.
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$1,418.6	52.5%	$1,288.0	51.5%	$1,110.1	50.6%
Government	1,128.1	41.8%	1,059.2	42.3%	949.9	43.3%
Self-pay	68.1	2.5%	65.9	2.6%	61.1	2.8%
Other (1)	85.6	3.2%	89.0	3.6%	73.9	3.3%
Total patient service revenues	2,700.4	100.0%	2,502.1	100.0%	2,195.0	100.0%
Other service revenues (2)	42.9		37.2		30.1
Total revenues	$2,743.3		$2,539.3		$2,225.1
(1)Other is comprised of anesthesia service agreements, automobile liability, letters of protection and other payor types.
(2)Includes amounts attributable to related parties of $18.4 million, $15.7 million and $9.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Derivative Instruments and Hedging Activities
The Company records all derivatives on the balance sheet at fair value and any financing elements treated as debt instruments are recorded at amortized cost. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
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
Non-Controlling Interests — Redeemable. Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. The Company believes the likelihood of an event occurring that would trigger such purchases was remote as of December 31, 2023. The non-controlling interests—redeemable are reported outside of stockholders' equity in the consolidated balance sheets.
A summary of activity related to redeemable non-controlling interests for the years ended December 31, 2023 and 2022 is as follows (in millions):

	December 31,
	2023	2022

Balance at beginning of period	$342.0	$330.2
Net income attributable to non-controlling interests—redeemable	37.8	44.5
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(9.3)	10.4
Distributions to non-controlling interest —redeemable holders	(43.1)	(43.1)
Balance at end of period	$327.4	$342.0
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
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost, unless there is a deconsolidation where the investments are a result of the Company no longer having control of a previously controlled entity but still retaining a non-controlling interest. The Company had two such deconsolidations during the year ended December 31, 2022 but none during the year ended December 31, 2023. These investments are included as investments in and advances to affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in income from equity investments in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.
Medicare Accelerated Payments and Deferred Governmental Grants
The Company received grant funds distributed under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and other governmental assistance programs. The recognition of amounts received is conditioned upon attestation with terms and conditions that funds were used for COVID-19 related healthcare expenses or lost revenues. During the years ended December 31, 2023, 2022 and 2021, the Company recognized grant funds as a reduction in operating expenses in the amount of $1.1 million, $2.4 million and $37.9 million, respectively. There were no remaining unrecognized grant funds as of December 31, 2023. As of December 31, 2022, approximately $3 million of unrecognized grant funds received were reflected as a component of other current liabilities within the consolidated balance sheets.
In addition, the Company previously received accelerated payments under the Medicare Accelerated and Advance Payment Program. The payments received were deferred and included in the consolidated balance sheets. There were no remaining deferred accelerated payments as of December 31, 2023, and remaining deferred accelerated payments were minimal as of December 31, 2022. During each of the years ended December 31, 2022 and 2021, approximately $60 million was repaid in accordance with the terms of the program. These repayments are included as a component of the change in Medicare accelerated payments and deferred government grants in the consolidated statements of cash flows.

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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2023	2022	2023	2022

Senior secured term loan	$1,398.4	$1,370.0	$1,401.9	$1,359.7
6.750% senior unsecured notes due 2025	$185.0	$185.0	$183.2	$183.4
10.000% senior unsecured notes due 2027	$320.0	$320.0	$321.2	$326.8
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values based on Level 3 inputs.
Variable Interest Entities
The consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of December 31, 2023, the Company's consolidated VIEs consisted of seven surgical facilities and five physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, were $65.3 million and $64.9 million, respectively, and the total liabilities of the consolidated VIEs were $41.2 million and $40.9 million, respectively.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments in this ASU must be applied retrospectively to all periods presented and early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU may be applied prospectively or retrospectively to all periods presented and early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.
2. Acquisitions, Disposals and Deconsolidations
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
Acquisitions
During the year ended December 31, 2023:
•The Company acquired a controlling interest in five surgical facilities, four physician practices and an in-development denovo surgical facility for aggregate cash consideration of $55.5 million, net of cash acquired, and non-cash consideration of $1.3 million, which consisted of a non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $38.7 million and goodwill of $84.7 million.
•The Company acquired a controlling interest in six surgical facilities and an in-development de novo surgical facility, which were previously accounted for as equity method investments, for aggregate cash consideration of $24.3 million, net of cash acquired. The Company also amended the operating agreement of a previously non-controlled surgical facility resulting in the Company obtaining a controlling interest in the facility. These transactions resulted in the consolidation of the previously non-consolidated entities. The previously held non-controlling interests were remeasured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data. The acquisition date fair value of the previously held non-controlling interests was $38.7 million. As a result of increasing its ownership interest, the Company recognized a net loss of $9.3 million included in net loss on disposals, consolidations and deconsolidations in the consolidated statements of operations for the year ended December 31, 2023. The net loss was determined based on the difference between the fair value of the Company's previously held non-controlling interests in the entities and the carrying values immediately prior to the transactions. In connection with the consolidation of these facilities, the Company preliminarily recognized non-controlling interests of $84.5 million and goodwill of $142.5 million.
•The Company acquired a non-controlling interest in five surgical facilities and two in-development de novo surgical facilities for aggregate cash consideration of $50.3 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the accompanying consolidated balance sheets. The Company also paid cash consideration of $21.0 million to acquire management rights from the prior management service provider related to four of the aforementioned surgical facilities. Management rights agreements are accounted for and recorded as a component of intangible assets, net in the accompanying consolidated balance sheets. The cash paid to acquire the management rights is presented as a component of other investing activities on the consolidated statements of cash flows.
During the year ended December 31, 2022:
•The Company acquired a controlling interest in seven surgical facilities, two of which were merged into existing surgical facilities, and a physician practice for aggregate cash consideration of $146.4 million, net of cash acquired, non-cash consideration of $5.6 million and assumed debt of $39.4 million. The non-cash consideration consisted of a non-controlling interest in two of the Company's existing surgical facilities. In connection with the acquisitions, the Company preliminarily recognized non-controlling interests of $89.1 million and goodwill of $271.7 million.
•The Company acquired a non-controlling interest in seven surgical facilities and seven in-development de novo surgical facilities for aggregate cash consideration of $95.1 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the accompanying consolidated balance sheets.
During the year ended December 31, 2021:
•The Company acquired controlling interests in eight surgical facilities, two of which were merged into existing facilities, and two physician practices for aggregate cash consideration of $285.8 million, net of cash acquired. In connection with the acquisitions, the Company preliminarily recognized non-controlling interests of $185.9 million and goodwill of $446.1 million.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Disposals and Deconsolidations
During the year ended December 31, 2023:
•The Company sold its interests in six surgical facilities for aggregate net cash proceeds of $30.4 million, a portion of which was held in escrow pursuant to the purchase agreements for such transactions. In connection with these transactions, the Company recognized a pre-tax gain of $26.9 million included in net loss on disposals, consolidations and deconsolidations in the consolidated statements of operations for the year ended December 31, 2023.
•The Company disposed of its non-controlling interests in a surgical facility and an in-development de novo surgical facility, which were previously accounted for as equity method investments, for cash proceeds of $1.5 million. In connection with these transactions, the Company recognized a pre-tax loss of $13.7 million included in net loss on disposals, consolidations and deconsolidations in the consolidated statements of operations for the year ended December 31, 2023.
During the year ended December 31, 2022:
•The Company sold its interests in two surgical facilities, one of which was previously accounted for as an equity method investment, for net cash proceeds of $25.7 million. In connection with the sales, the Company recognized a pre-tax loss of $4.5 million included in net loss on disposals, consolidations and deconsolidations in the consolidated statements of operations for the year ended December 31, 2022.
•The Company contributed its interests in two surgical facilities as non-cash consideration for non-controlling interests in two new separate entities. As a result of these transactions, the Company lost control of the previously controlled surgical facilities but retains a non-controlling interest in each, resulting in the deconsolidation of the previously consolidated entities. The remaining non-controlling interests were accounted for as equity method investments, and initially measured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data, to measure the fair value of the retained non-controlling interests. The fair value determination was based on a combination of multiple valuation methods, which included discounted cash flow and market value approach, which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. The fair value of the investments of $9.8 million was recorded as a component of investments in and advances to affiliates in the accompanying consolidated balance sheets. Further, based on the valuation, the transactions resulted in a pretax net loss on deconsolidations of $5.6 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying consolidated statements of operations for the year ended December 31, 2022. The net loss was determined based on the difference between the fair value of the Company's retained interests in the entities and the carrying values of both the tangible and intangible assets of the entities immediately prior to the transactions.
During the year ended December 31, 2021:
•The Company sold its interests in three surgery centers, one physician practice and certain other assets for combined net cash proceeds of $6.0 million. In connection with the sales, the Company recognized a net pre-tax gain of $4.0 million included in net loss on disposals, consolidations and deconsolidations in the consolidated statements of operations for the year ended December 31, 2021.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of property and equipment follows (in millions):

	December 31,
	2023	2022

Land	$9.2	$11.1
Buildings and improvements	225.3	164.0
Furniture and equipment	29.5	26.7
Computer and software	108.5	96.6
Medical equipment	310.1	263.1
Right-of-use finance lease assets	716.3	631.3
Construction in progress	24.2	58.1
Property and equipment, at cost	1,423.1	1,250.9
Less: Accumulated depreciation	(454.4)	(374.3)
Property and equipment, net	$968.7	$876.6
The increase in right-of-use finance lease assets includes the impact of the modification of certain existing facility real estate leases that were previously classified as operating leases. See Note 6. "Leases" for further discussion.
Depreciation expense was $112.8 million, $112.1 million and $94.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
4. Goodwill and Intangible Assets
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized.
The Company tests its goodwill for impairment in the fourth quarter of each year, or more frequently if certain indicators arise. The Company tests for goodwill impairment at the reporting unit level, which is defined as one level below an operating segment. During 2023, the Company identified two reporting units, which include the following: 1) Surgical Facilities and 2) Ancillary Services.
The Company compares the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. To determine the fair value of the reporting units, the Company obtained valuations at the reporting unit level prepared by third-party valuation specialists which typically utilizes a combination of the income and market approaches.
As of October 1, 2023, prior to its annual impairment testing, all of the Company's goodwill was allocated to the Surgical Facilities reporting unit. As of the October 1, 2023 valuation, the fair value for the Surgical Facilities reporting unit was substantially in excess of its carrying value. A detailed evaluation of potential impairment indicators was performed, which specifically considered changes in interest rates, inflation risk and market volatility. While the Company believes that all assumptions utilized in the testing were appropriate, they may not reflect actual outcomes that could occur. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
In 2023, 2022 and 2021, there were no non-cash impairment charges.
A summary of the changes in the carrying amount of goodwill follows (in millions):

	December 31,
	2023	2022

Balance at beginning of period	$4,137.1	$3,911.8
Acquisitions, including post acquisition adjustments	225.9	269.7
Disposals and deconsolidations	(37.0)	(44.4)
Balance at end of period	$4,326.0	$4,137.1
A summary of the Company's acquisitions, disposals and deconsolidations for the years ended December 31, 2023 and 2022 is included in Note 2. "Acquisitions and Dispositions."

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible Assets
The Company has indefinite-lived intangible assets related to the certificates of need held in jurisdictions where certain of its surgical facilities are located, Medicare licenses and certain management rights agreements. The Company tests these intangible assets for impairment in the fourth quarter of each year, or more frequently if certain indicators arise. The Company also has finite-lived intangible assets related to physician guarantee agreements, non-compete agreements and management rights agreements. Physician guarantees are amortized into salaries and benefits costs in the consolidated statements of operations over the commitment period of the contract, generally two to four years. Non-compete agreements and management rights agreements are amortized into depreciation and amortization expense in the consolidated statements of operations over the service lives of the agreements, typically ranging from two to five years for non-compete agreements and 15 years for the management rights agreements.
A summary of the components of intangible assets follows (in millions):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Finite-lived intangible assets:
Management rights agreements	$42.8	$(12.0)	$30.8	$23.9	$(10.2)	$13.7
Other	30.0	(20.6)	9.4	28.5	(14.9)	13.6
Total finite-lived intangible assets	72.8	(32.6)	40.2	52.4	(25.1)	27.3
Indefinite-lived intangible assets	14.6	—	14.6	15.0	—	15.0
Total intangible assets	$87.4	$(32.6)	$54.8	$67.4	$(25.1)	$42.3
Amortization expense for intangible assets was $7.6 million, $6.4 million and $6.9 million for of the years ended December 31, 2023, 2022 and 2021, respectively.
Total estimated amortization expense for the next five years and thereafter related to intangible assets follows (in millions):

2024	$5.8
2025	5.3
2026	5.0
2027	3.8
2028	3.3
Thereafter	17.0
Total	$40.2
5. Long-Term Debt
A summary of long-term debt follows (in millions):

	December 31,
	2023	2022

Senior secured term loan (1)	$1,398.4	$1,370.0
Senior secured revolving credit facility	—	—
6.750% senior unsecured notes due 2025	185.0	185.0
10.000% senior unsecured notes due 2027	320.0	320.0
Notes payable and other secured loans	205.2	171.3
Finance lease obligations	693.6	585.7
Less: unamortized debt issuance costs and discounts	(27.1)	(10.2)
Total debt	2,775.1	2,621.8
Less: current maturities	73.3	62.8
Total long-term debt	$2,701.8	$2,559.0
(1)Includes unamortized fair value discount of $1.6 million and $2.1 million as of December 31, 2023 and 2022, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
New Credit Facilities
On December 19, 2023, the Company entered into a credit agreement (the “Credit Agreement”), which provided for a $1.4 billion senior secured term loan (the "Term Loan") and a $703.8 million revolving credit facility (the "Revolver" and, together with the Term Loan, the "New Credit Facilities"). Subject to certain conditions and requirements set forth in the Credit Agreement, the Company may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver.
In connection with entering the New Credit Facilities, the Company terminated the then-existing senior secured credit facilities, originally dated as of August 31, 2017 and, as amended thereafter (the "2017 Credit Agreement"). Proceeds from the 2023 Term Loan were used to repay in full the amounts previously outstanding under the 2017 Credit Agreement and pay fees and expenses in connection with the New Credit Facilities.
The Term Loan matures on December 19, 2030. The Term Loan bears interest at a rate per annum equal to (x) the forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) plus 3.50% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate plus, (ii) 0.50% per annum above the federal funds effective rate and (iii) Term SOFR plus 1.00% per annum, subject to a 1.00% floor) (the “Base Rate”) plus 2.50% per annum.
The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount outstanding on the Term Loan, which will commence on or around the last business day of the fiscal quarter ending June 30, 2024. Subject to the right of reinvestment and certain other exceptions, the Term Loan requires mandatory prepayments upon the occurrence of certain events as defined in the Credit Agreement. Commencing in the year ended December 31, 2024, the Term Loan is also subject to an annual mandatory prepayment in an amount equal to a percentage of excess cash flow as determined based on the first lien net leverage ratio as of the last day of the applicable fiscal year.
The Revolver matures on December 19, 2028. Interest on any loans drawn under the Revolver shall bear interest at a rate per annum equal to (x) Term SOFR plus 3.25% per annum or (y) the Base Rate plus 2.25% per annum. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.25% per annum, depending on the Company’s first lien net leverage ratio, in respect of unused commitments under the Revolver. The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. As of December 31, 2023, the Company's availability on the Revolver was $694.3 million (including outstanding letters of credit of $9.5 million).
With respect to the Revolver, the Company is required to comply with a maximum first lien net leverage ratio of 5.00:1.00, which covenant will be tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is drawn in an aggregate amount greater than 40% of the total commitments under the Revolver. Such financial maintenance covenant is subject to an equity cure.
The New Credit Facilities are guaranteed, on a joint and several basis, by SP Holdco I, Inc. and each of Surgery Center Holdings, Inc.'s current and future wholly-owned domestic restricted subsidiaries (subject to certain exceptions) (the "Subsidiary Guarantors") and are secured by a first priority security interest in substantially all of Surgery Center Holdings, Inc.'s, SP Holdco I, Inc.'s and the Subsidiary Guarantors’ assets (subject to certain exceptions).
The New Credit Facilities includes customary negative covenants restricting or limiting the ability of the Company and its restricted subsidiaries, to, among other things, sell assets, alter its business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational documents, in each case, subject to customary and other agreed upon exceptions. The New Credit Facilities also contain customary affirmative covenants and events of default. As of December 31, 2023, the Company was in compliance with the covenants contained in the Credit Agreement.
In connection with the aforementioned financing transactions, the Company recorded debt issuance costs and discount of $34.5 million, and a debt extinguishment loss of $15.5 million, included in loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended December 31, 2023. The loss includes the partial write-off of unamortized debt issuance costs and discounts related to the prior existing term loans, and a portion of debt issuance costs incurred with entering the New Credit Facilities.]
Prior to the New Credit Facilities, the 2017 Credit Agreement provided for a $1.545 billion senior secured term loan (the "2017 Term Loan") and a $350.0 million senior secured revolving credit facility. During 2022, the Company made a voluntary prepayment of $150.0 million without premium or penalty. In connection with prepayment, the Company wrote-off a portion of unamortized debt issuance costs and discounts, resulting in a debt extinguishment loss of $1.0 million, included in loss on debt extinguishment in the accompanying consolidated statements of operations.
During 2021, in connection with certain amendments to the 2017 Credit Agreement, the Company recorded a debt extinguishment loss of $9.1 million, included in loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2021, related to the partial write-off of unamortized debt issuance costs and discounts and a portion of debt issuance costs incurred with the amendments.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6.750% Senior Unsecured Notes due 2025
Effective June 30, 2017, the Company issued $370.0 million in gross proceeds of senior unsecured notes due July 1, 2025 (the "2025 Unsecured Notes"). The 2025 Unsecured Notes bear interest at the rate of 6.750% per year, payable semi-annually on January 1 and July 1 of each year. The 2025 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly-owned restricted subsidiaries that guarantees the New Credit Facilities (subject to certain exceptions).
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
10.000% Senior Unsecured Notes due 2027
Effective April 11, 2019 and July 30, 2020, the Company issued $430.0 million and $115.0 million, respectively, in an aggregate principal amount of senior unsecured notes due April 15, 2027 (the "2027 Unsecured Notes"). The 2027 Unsecured Notes bear interest at the rate of 10.000% per annum, payable semi-annually on April 15 and October 15 of each year. The 2027 Unsecured Notes are a senior unsecured obligation of Surgery Center Holdings, Inc. and are guaranteed on a senior unsecured basis by each of Surgery Center Holdings, Inc.'s existing and future domestic wholly-owned restricted subsidiaries that guarantees the New Credit Facilities (subject to certain exceptions).
The Company may redeem the 2027 Unsecured Notes, in whole or in part, at the redemption prices set forth below (expressed as a percentage of the principal amount of notes to be redeemed), plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption:

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
Other Debt
Certain of the Company’s subsidiaries have outstanding indebtedness under notes payable and other secured loans, which is collateralized by the real estate and equipment owned by the surgical facilities to which the loans were made, and right-of-use finance lease obligations for which the Company is liable to various vendors for several property and equipment leases classified as finance leases. The various bank indebtedness agreements contain covenants to maintain certain financial ratios and also restrict encumbrance of assets, creation of indebtedness, investing activities and payment of distributions. At December 31, 2023, the Company was in compliance with its covenants contained in the credit agreements.
The increase in finance lease obligations is primarily a result of the modification of certain existing facility real estate leases that were previously classified as operating leases. See Note 6. "Leases" for further discussion.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities
A summary of maturities for the Company's long-term debt, excluding unamortized debt issuance costs and the unamortized fair value discount discussed above, for the next five years and thereafter as of December 31, 2023 follows (in millions):

2024	$73.3
2025	264.8
2026	62.6
2027	376.4
2028	51.1
Thereafter	1,975.6
Total	$2,803.8
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheets at December 31, 2023 and 2022 (in millions):

	Classification in Consolidated Balance Sheets	December 31, 2023	December 31, 2022

Assets:
Operating lease assets	Right-of-use operating lease assets	$255.3	$279.1
Finance lease assets	Property and equipment, net of accumulated depreciation	587.0	529.6
Total leased assets		$842.3	$808.7

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$37.6	$36.5
Long-term	Right-of-use operating lease liabilities	248.9	271.4
Total operating lease liabilities		286.5	307.9
Finance lease liabilities:
Current	Current maturities of long-term debt	25.4	20.9
Long-term	Long-term debt, less current maturities	668.2	564.8
Total finance lease liabilities		693.6	585.7
Total lease liabilities		$980.1	$893.6
During the year ended December 31, 2023, the Company extended certain existing facility real estate leases, resulting in the reclassification of the leases from operating to finance. The modifications resulted in an increase to finance lease liabilities and assets of $97.1 million and $95.7 million, respectively, including the reclassification of existing operating lease liabilities and assets of $38.4 million and $36.9 million, respectively.
The following table presents the weighted-average lease terms and discount rates at December 31, 2023 and 2022 (in millions):

	December 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases

Weighted-average remaining lease term	9.2 years	20.5 years	9.2 years	20.7 years
Weight average discount rate	8.2%	8.2%	9.1%	8.8%
The following table presents the components of the Company's lease expense and their classification in the consolidated statement of operations for the years ended December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022

Operating lease costs	$65.7	$65.5
Finance lease costs:
Amortization of leased assets	39.9	38.8
Interest on lease liabilities	48.6	42.7
Total finance lease costs	88.5	81.5
Variable and short-term lease costs	20.1	18.5
Total lease costs	$174.3	$165.5
During the years ended December 31, 2023 and 2022, the Company incurred lease costs of $19.5 million and $19.6 million, respectively, under operating lease agreements with physician investors who are related parties. During the years ended December 31, 2023 and 2022, the Company paid rent of $26.4 million and $26.3 million, respectively, under finance lease agreements with physician investors and a lessor who are related parties. One of the Company's surgical facilities has a non-controlling ownership interest in the lessor. Payments are allocated to principal adjustments of the finance lease liability and interest expense.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents supplemental cash flow information for the years ended December 31, 2023 and 2022 (dollars in millions):

	December 31, 2023	December 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$63.7	$63.2
Operating cash outflows from finance leases	45.8	41.7
Financing cash outflows from finance leases	26.7	24.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	60.1	57.3
Finance leases	167.5	180.2
Future maturities of lease liabilities at December 31, 2023 are presented in the following table (in millions):

	Operating Leases	Finance Leases

2023	$59.1	$77.2
2024	54.6	75.6
2025	50.6	72.8
2026	42.6	69.1
2027	33.1	65.2
Thereafter	169.7	1,220.6
Total lease payments	409.7	1,580.5
Less: imputed interest	(123.2)	(886.9)
Total lease obligations	$286.5	$693.6
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		December 31, 2023		December 31, 2022
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	151.4	Active	159.1	Active	March 31, 2025
Interest rate cap	September 30, 2021	8.7	Active	159.1	Active	March 31, 2025
Pay-fixed swap	November 30, 2018	—	Matured	165.0	Active	November 30, 2023
Pay-fixed swap	November 30, 2018	—	Matured	120.0	Active	November 30, 2023
Pay-fixed swap	June 28, 2019	—	Matured	150.0	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	—	Matured	(165.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	—	Matured	(120.0)	Active	November 30, 2023
Receive-fixed swap	April 30, 2021	—	Matured	(150.0)	Active	November 30, 2023
		$1,360.1		$1,518.2
As of December 31, 2023, the Company had three interest rate swaps with a total net notional amount of $1.2 billion. The interest rate swaps are pay-fixed, receive 1-Month SOFR (subject to a minimum of 0.75%) designated in cash flow hedging relationships with a termination date of March 31, 2025.
The six matured interest rate swaps were undesignated and consisted of three pay-fixed, received 1-Month SOFR (subject to a minimum of 1.00%) interest rate swaps and three pay 1-Month SOFR (subject to a minimum of 1.00%), receive-fixed interest rate swaps. The interest rate swaps matured effective November 30, 2023. The pay-floating, receive-fixed swaps were designed to economically offset the undesignated pay-fixed, receive-floating swaps. The Company's interest rate derivative agreements were indexed to LIBOR prior to permanent cessation on June 30, 2023 and automatically transitioned to SOFR in accordance with their respective fallback provisions.
As of December 31, 2023, the Company had two interest rate caps designated in cash flow hedging relationships with a total notional amount of $160.1 million. The interest rate caps each have a termination date of March 31, 2025. In connection with the voluntary prepayment on the 2017 Term Loan in 2022 (see Note 5. "Long-Term Debt), the Company de-designated a portion of one of its interest rate caps. The amount of unrealized gains recorded in other comprehensive income ("OCI") related to the de-designated notional amount at the time of the de-designation was $7.5 million. This amount was reclassified from accumulated OCI into income and is included as a component of other income in the consolidated statement of operations for the year ended December 31, 2022. No cash was exchanged between the Company and the counterparties due to the de-designation, therefore the non-cash transactions had no impact on the consolidated statements of cash flows. During the year ended December 31, 2023, the Company partially terminated the previously de-designated portion of one of its interest rate caps. In connection with the termination, the Company received $8.6 million, which is included as a component of operating activities in the consolidated statements of cash flows for the year ended December 31, 2023.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $53.8 million will be reclassified as a decrease to interest expense.
The following table presents the fair values of our derivatives and their location on the consolidated balance sheets (in millions):

		December 31, 2023		December 31, 2022
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments
Interest rate caps	Other long-term assets	$—	$—	$9.0	$—
Interest rate swaps	Other long-term assets	—	—	8.5	—
Interest rate swaps	Other long-term liabilities	—	—	—	8.5

Derivatives in cash flow hedging relationships
Interest rate caps	Other long-term assets	6.0	—	10.4	—
Interest rate swaps	Other long-term assets	51.4	—	85.5	—
Interest rate swaps	Other long-term liabilities (1)	—	17.8	—	31.9
Total		$57.4	$17.8	$113.4	$40.4
(1)The balance is related to the financing component of the pay-fixed, receive floating interest rate swaps.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and consolidated statement of operations (in millions):

		Year Ended December 31,
	Location	2023	2022	2021
Derivatives not designated as hedging instruments
(Gain) loss recognized in income	Other income, net	$0.6	$(0.4)	$(0.1)
Gain reclassified from accumulated OCI into income (1)	Other income, net	$—	$(7.5)	$—

Derivatives in cash flow hedging relationships
Gain (loss) recognized in OCI (effective portion)		$16.0	$104.9	$4.8
(Gain) loss reclassified from accumulated OCI into income (effective portion) (2)	Interest expense, net	$(34.7)	$10.3	$24.7
(1)Gain reclassified from accumulated OCI upon de-desigation of a portion of one of the Company's interest rate caps.
(2)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $19.6 million, $21.4 million and $14.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Year Ended December 31,
	2023	2022	2021

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(11.9)	$(54.6)	$(70.9)
Less: Amounts allocated to participating securities (1)	—	—	(10.3)
Net loss attributable to common stockholders	$(11.9)	$(54.6)	$(81.2)

Denominator:
Weighted average common shares outstanding:
Basic	125,613	91,952	72,427
Diluted (2)	125,613	91,952	72,427

Net loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.59)	$(1.12)
Diluted (2)	$(0.09)	$(0.59)	$(1.12)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	1,246	1,459	1,920
Restricted shares	263	679	1,452
(1)Includes dividends accrued for the Series A Preferred Stock. The Series A Preferred Stock does not participate in undistributed losses and was converted to common stock during the second quarter of 2021. There were no participating securities for the years ended December 31, 2023 and 2022.
(2)The impact of potentially dilutive securities for all periods were not considered because the effect would be anti-dilutive.
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
Share Repurchase Authorization
On December 15, 2017, the Company's Board of Directors authorized a share repurchase program of up to $50.0 million of the Company's issued and outstanding common stock from time to time. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice. At December 31, 2023, the Company had $46.0 million of repurchase authorization available under the December 2017 authorization. The authorization does not obligate the Company to repurchase any shares, and the Company does not intend to make further repurchases.
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
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2020 or state income tax examinations for years prior to 2019.
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
The Company made income tax payments of $1.4 million, $1.8 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Income tax expense (benefit) is comprised of the following (in millions):

	Year Ended December 31,
	2023	2022	2021

Current:
Federal	$—	$—	$—
State	1.4	1.5	1.5
Deferred:
Federal	(1.5)	17.5	7.9
State	(0.2)	4.3	1.1
Total income tax (benefit) expense	$(0.3)	$23.3	$10.5

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the provision for income taxes as reported in the consolidated statements of operations and the amount of income tax expense (benefit) computed by multiplying consolidated income (loss) in each year by the U.S. federal statutory rate of 21% follows (in millions):

	Year Ended December 31,
	2023	2022	2021

Tax expense at U.S.federal statutory rate	$28.4	$23.2	$17.1
State income tax, net of U.S. federal tax benefit	0.9	6.0	2.3
Change in federal valuation allowance	21.5	29.1	20.9
Net income attributable to non-controlling interests	(30.9)	(30.2)	(29.9)
Stock option compensation	0.1	(2.5)	(1.7)
Differences related to divested facilities	(18.9)	(1.4)	(2.6)
Tax return reconciling differences	(1.0)	(1.0)	1.3
Change in effective tax rate	—	(0.5)	—
Tax Receivable Agreement liability	—	0.4	0.7
Adjustments to unrealized attributes	—	—	2.3
Other	(0.4)	0.2	0.1
Total income tax (benefit) expense	$(0.3)	$23.3	$10.5
The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax asset are as follows (in millions):

	December 31,
	2023	2022

Deferred tax assets:
Medical malpractice liability	$3.6	$4.1
Accrued vacation and incentive compensation	3.0	3.1
Net operating loss carryforwards	143.6	146.0
Allowance for bad debts	1.2	2.9
Capital loss carryforwards	1.8	—
Deferred financing costs	3.3	5.1
Section 163(j) interest	162.3	137.7
Interest rate derivative liability	4.7	10.5
TRA liability	—	0.1
Right of use	47.2	52.5
Software development costs	1.7	1.0
Other deferred assets	9.6	9.2
Total gross deferred tax assets	382.0	372.2
Less: Valuation allowance	(150.1)	(114.7)
Total deferred tax assets	231.9	257.5
Deferred tax liabilities:
Depreciation on property and equipment	(3.0)	(2.0)
Basis differences of partnerships and joint ventures	(84.2)	(87.4)
Right of use	(35.6)	(44.4)
Amortization of intangible assets	(3.0)	(1.3)
Interest rate derivative asset	(15.1)	(29.5)
Other deferred liabilities	(1.5)	(1.4)
Total deferred tax liabilities	(142.4)	(166.0)
Net deferred tax assets	$89.5	$91.5
The Company had federal NOL carryforwards of $533.6 million as of December 31, 2023, of which $438.9 million expire between 2030 and 2037. The remaining federal NOL carryforwards, which were generated after 2017, do not expire. The Company had state NOL

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
carryforwards of $588.7 million as of December 31, 2023, which expire between 2024 and 2042. The Company had Section 163(j) interest limitation carryforwards of $652.8 million as of December 31, 2023, which do not expire.
The Company recorded a valuation allowance against deferred tax assets at December 31, 2023 and 2022 totaling $150.1 million and $114.7 million, respectively, which represents an increase of $35.4 million. The valuation allowance continues to be provided for certain deferred tax assets for which the Company believes it is more likely than not that the tax benefits will not be realized, which are primarily Section 163(j) interest carryforwards and certain state NOL carryforwards. The current year change in the Company’s valuation allowance is comprised of an increase of $27.1 million recorded to income tax expense and an increase of $8.3 million attributable to changes in deferred taxes on the Company’s interest rate derivatives, which was recorded to other comprehensive income.
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

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits for the years ended December 31, 2023 and 2022 is as follows (in millions):

	December 31,
	2023	2022

Unrecognized tax benefits at beginning of year	$0.1	$0.1
Reductions for tax positions of prior years	(0.1)	—
Unrecognized tax benefits at end of year	$—	$0.1
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations. For the years ended December 31, 2023 and 2022, the Company had accrued interest and penalties related to uncertain tax positions of approximately zero and $0.1 million, respectively. The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate, if recognized, is zero and $0.1 million as of December 31, 2023 and 2022, respectively. The reserves are included in long-term taxes payable in the consolidated balance sheet as of December 31, 2023.
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
Equity-based awards are granted pursuant to the Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 ("2015 Omnibus Incentive Plan"). Under this plan, the Company can grant stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of its common stock. As of December 31, 2023, 11,815,700 shares were authorized to be granted under the 2015 Omnibus Incentive Plan and 4,270,905 were available for future equity grants.
Restricted and Performance Share-Based Awards
During the years ended December 31, 2023 and 2022, the Company granted 505,787 and 257,291 restricted stock awards ("RSAs") to certain officers, employees and non-employee directors in accordance with the 2015 Omnibus Incentive Plan, respectively. Vesting and payment of these RSAs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three or five years after the date of grant. The fair values of these RSAs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the years ended December 31, 2023 and 2022, the Company granted 334,275 and 203,549 performance-based restricted stock units ("PSUs") subject to the achievement of a combination of performance conditions, respectively. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing for two years. For these PSUs, the number of shares payable at the end of the performance periods ranges from 0% to 300% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets. These PSUs are not considered outstanding until earned. During the years ended December 31, 2023 and 2022, 74,123 and 146,937 of the PSUs previously granted were deemed to have been earned, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted and Performance Share-Based Activity
A summary of non-vested restricted share-based activity for the years ended December 31, 2023, 2022, and 2021 follows:

	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,447,367	$9.75
Granted/Earned	1,009,085	39.90
Forfeited/Cancelled	(77,844)	47.40
Vested	(723,212)	42.88
Outstanding at December 31, 2021	1,655,396	$11.55
Granted/Earned	404,287	47.38
Forfeited/Cancelled	(116,485)	39.65
Vested	(947,785)	51.28
Outstanding at December 31, 2022	995,413	$23.87
Granted/Earned	579,910	32.54
Forfeited/Cancelled	(50,158)	35.14
Vested	(794,315)	32.55
Outstanding at December 31, 2023	730,850	$38.10
Stock Options
No stock options were granted during the years ended December 31, 2023, 2022 and 2021. Options to purchase shares are granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. The estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Option Activity
A summary of stock option activity for the years ended December 31, 2023, 2022, and 2021 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2020	2,760,515	$12.88	8.0
Granted	—
Exercised	(9,155)	6.28	7.7
Forfeited/Cancelled	(366,500)	13.42	7.2
Outstanding at December 31, 2021	2,384,860	$12.82	7.0
Granted	—
Exercised	(301,998)	13.42	6.2
Forfeited/Cancelled	(134,502)	13.42	6.2
Outstanding at December 31, 2022	1,948,360	$12.69	5.9
Granted	—
Exercised	(103,141)	12.92	4.0
Forfeited/Cancelled	—
Outstanding at December 31, 2023 (1)	1,845,219	$12.68	5.0
(1) All of the outstanding stock options were exercisable as of December 31, 2023.
Stock Appreciation Rights
As of December 31, 2023, there were 200,000 stock-settled stock appreciation right awards (the "SAR Awards") outstanding. These SAR Awards were granted on December 16, 2018. These were the only SAR Awards granted as of December 31, 2022. The SAR Awards have an exercise price of $12.90, and a remaining contractual term of 4.0 years. Fifty percent (50%) of the SAR Awards vested in five equal annual installments on each of the first five anniversaries of the date of grant, generally subject to continued employment on each vesting date. Twenty-five percent (25%) of the award vested based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $25.00 over a period of sixty (60) consecutive trading days, and twenty-five percent (25%) of the award vested based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $35.00 over a period of sixty (60) consecutive trading days, in each case, generally subject to continued employment on each vesting date. Forfeitures are recognized as incurred. All of the outstanding SAR Awards were exercisable as of December 31, 2023.
Other information pertaining to equity-based compensation
At December 31, 2023, unrecognized compensation cost related to unvested shares, stock options and SAR Awards was approximately $25.7 million. Unrecognized compensation cost will be expensed annually based on the number of shares, stock options and SAR Awards that vest during the year.
The Company records equity-based compensation expense to recognize the fair value of the restricted shares, stock options and SAR Awards granted over the relevant vesting period. The Company recorded equity-based compensation expense of $17.7 million, $18.4 million and $17.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
11.  Employee Benefit Plans
Surgery Partners 401(k) Plan
The Surgery Partners 401(k) Plan is a defined contribution plan whereby certain employees who have completed at least one month of service, including at least one hour of service during that period of time, are eligible to participate. Employees may enroll in the plan immediately upon completion of the minimum service requirement. The Surgery Partners 401(k) Plan allows eligible employees to make contributions of varying percentages or flat dollar amounts of their annual compensation, up to the maximum allowable amounts by the Internal Revenue Service ("IRS"). Eligible employees may or may not receive a match by the Company of their contributions. Employer contributions vest incrementally over a period of five years. The Company's contributions were $12.6 million, $11.1 million and $9.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Other Current Liabilities
A summary of other current liabilities is as follows (in millions):

	December 31,
	2023	2022

Right-of-use operating lease liabilities	$37.6	$36.5
Amounts due to patients and payors	23.9	31.9
Cost report liabilities	23.9	23.5
Acquisition escrow	10.2	28.8
Interest payable	17.8	19.4
Accrued expenses and other	90.7	70.0
Total	$204.1	$210.1
13. Commitments and Contingencies
Professional, General and Workers' Compensation and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation and cyber liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of December 31, 2023 and 2022 were $18.2 million and $20.8 million, respectively. Expected insurance recoveries of $10.2 million and $12.7 million as of December 31, 2023 and 2022, respectively, are included as a component of other current assets and other long-term assets in the consolidated balance sheets.
In May 2023, we experienced a cybersecurity incident that temporarily disrupted certain facilities in our Idaho market. We estimate that this incident had an adverse pre-tax impact of approximately $8 million as of December 31, 2023. This estimate includes lost revenue from the associated business interruption and other related expenses. We have filed a claim with the insurance carrier related to this incident. No insurance recoveries were recognized as of December 31, 2023.
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following tables present financial information for each reportable segment (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenues:
Surgical Facility Services	$2,675.8	$2,470.4	$2,157.8
Ancillary Services	67.5	68.9	67.3
Total	$2,743.3	$2,539.3	$2,225.1

Adjusted EBITDA:
Surgical Facility Services	$544.0	$473.6	$422.0
Ancillary Services	(3.9)	(2.3)	1.7
All other	(102.0)	(91.1)	(84.1)
Total	$438.1	$380.2	$339.6

Reconciliation of Adjusted EBITDA:
Income (loss) before income taxes	$135.0	$110.3	$81.2

Net income attributable to non-controlling interests	(147.2)	(141.6)	(141.6)
Interest expense, net	193.0	234.9	221.0
Depreciation and amortization	118.1	114.8	98.8
Equity-based compensation expense	17.7	18.4	17.4
Transaction, integration and acquisition costs (1)	64.9	48.6	46.1
Net loss on disposals, consolidations and deconsolidations	14.4	11.1	2.2
Litigation settlements and regulatory change impact (2)	17.5	(24.7)	5.6
Loss on debt extinguishment	15.5	14.9	9.1
Undesignated derivative activity (3)	0.6	(8.0)	—
Other (4)	8.6	1.5	(0.2)
Adjusted EBITDA	$438.1	$380.2	$339.6
(1)This amount includes transaction and integration costs of $61.7 million, $47.5 million and $39.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. This amount further includes start-up costs related to de novo surgical facilities of $3.2 million, $1.1 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)This amount includes a litigation settlements loss of $10.6 million and a net gain of $29.3 million for the years ended December 31, 2023 and 2022, respectively, with no comparable costs in 2021. This amount also includes other litigation costs of $2.5 million, $4.6 million and $5.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, the year ended December 31, 2023, includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
(3)This amount includes the reclassification of $7.5 million of unrealized gains out of accumulated OCI into income related to the de-designation of a portion of one of the Company's interest rate caps for the year ended December 31, 2022. This amount further includes fair value changes of undesignated derivatives for the years ended December 31, 2023 and 2022, with no comparable activity in 2021.
(4)This amount includes estimates for the net impact of the May 2023 cyber event and losses from a divested business for the year ended December 31, 2023.
Amounts presented for the years ended December 31, 2022 and 2021 reflect losses incurred, net of insurance proceeds received, related to certain surgical facilities that were closed following Hurricane Ian and Hurricane Ida, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2023	2022
Assets:
Surgical Facility Services	$6,347.4	$6,001.1
Ancillary Services	36.3	41.7
All other	493.0	639.3
Total assets	$6,876.7	$6,682.1

	Year Ended December 31,
	2023	2022	2021
Cash purchases of property and equipment:
Surgical Facility Services	$87.9	$74.3	$55.0
Ancillary Services	0.8	1.1	0.5
All other	0.1	5.2	2.1
Total cash purchases of property and equipment	$88.8	$80.6	$57.6
15. Subsequent Events
During January 2024, the Company purchased a controlling interest in two ASCs and nine physician practices for $58.6 million. The Company funded the cash purchase price with available resources. As of the date of this filing, the Company has not completed its preliminary estimation of the fair values assigned to the assets acquired and liabilities assumed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ J. Eric Evans J. Eric Evans Chief Executive Officer (Principal Executive Officer)
Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
	Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2024
/s/ J. Eric Evans
J. Eric Evans
	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2024
/s/ David T. Doherty
David T. Doherty
	Chairman of the Board	February 26, 2024
/s/ Wayne S. DeVeydt
Wayne S. DeVeydt
	Director	February 26, 2024
/s/ T. Devin O'Reilly
T. Devin O'Reilly
	Director	February 26, 2024
/s/ Teresa DeLuca
Teresa DeLuca
	Director	February 26, 2024
/s/ John A. Deane
John A. Deane
	Director	February 26, 2024
/s/ Brent Turner
Brent Turner
	Director	February 26, 2024
/s/ Andrew Kaplan
Andrew Kaplan
	Director	February 26, 2024
/s/ Clifford G. Adlerz
Clifford G. Adlerz
	Director	February 26, 2024
/s/ Blair E. Hendrix
Blair E. Hendrix
	Director	February 26, 2024
/s/ Patricia A. Maryland, Dr.PH
Patricia A. Maryland, Dr.PH