Form 10-Q
period 2024-03-31
Surgery Partners, Inc.
filed 2024-05-07
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of April 30, 2024, there were 127,094,449 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$185.2	$195.9
Accounts receivable	494.3	496.4
Inventories	77.0	75.2
Prepaid expenses	31.7	31.0
Other current assets	107.7	96.5
Total current assets	895.9	895.0
Property and equipment, net of accumulated depreciation of $485.4 and $454.4, respectively	982.8	968.7
Goodwill and other intangible assets, net	4,451.1	4,380.8
Investments in and advances to affiliates	188.7	184.1
Right-of-use operating lease assets	257.7	255.3
Long-term deferred tax assets	87.0	89.5
Other long-term assets	112.4	103.3
Total assets	$6,975.6	$6,876.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$174.1	$171.8
Accrued payroll and benefits	68.6	73.8
Other current liabilities	203.5	204.1
Current maturities of long-term debt	77.2	73.3
Total current liabilities	523.4	523.0
Long-term debt, less current maturities	2,793.8	2,701.8
Right-of-use operating lease liabilities	250.5	248.9
Other long-term liabilities	46.3	41.1

Non-controlling interests—redeemable	323.7	327.4

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 127,101,670 and 126,593,727, respectively	1.3	1.3
Additional paid-in capital	2,495.6	2,497.6
Accumulated other comprehensive income	52.0	57.5
Retained deficit	(581.6)	(569.2)
Total Surgery Partners, Inc. stockholders' equity	1,967.3	1,987.2
Non-controlling interests—non-redeemable	1,070.6	1,047.3
Total stockholders' equity	3,037.9	3,034.5
Total liabilities and stockholders' equity	$6,975.6	$6,876.7

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts; shares in thousands)

	Three Months Ended March 31,
	2024	2023

Revenues	$717.4	$666.2
Operating expenses:
Salaries and benefits	215.2	202.2
Supplies	188.8	188.4
Professional and medical fees	82.6	74.6
Lease expense	21.4	21.4
Other operating expenses	54.1	45.6
Cost of revenues	562.1	532.2
General and administrative expenses	33.2	32.0
Depreciation and amortization	33.7	33.7
Transaction and integration costs	17.4	12.5
Net loss on disposals, consolidations and deconsolidations	1.5	10.5
Equity in earnings of unconsolidated affiliates	(2.7)	(3.3)
Litigation settlements	(1.8)	3.0
Other income, net	(2.0)	(0.8)
	641.4	619.8
Operating income	76.0	46.4
Interest expense, net	(47.3)	(46.8)
Income (loss) before income taxes	28.7	(0.4)
Income tax (expense) benefit	(4.4)	1.6
Net income	24.3	1.2
Less: Net income attributable to non-controlling interests	(36.7)	(26.1)
Net loss attributable to Surgery Partners, Inc.	$(12.4)	$(24.9)

Net loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.20)
Diluted (1)	$(0.10)	$(0.20)
Weighted average common shares outstanding:
Basic	125,972	125,206
Diluted (1)	125,972	125,206
(1)The impact of potentially dilutive securities for all periods were not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2024	2023

Net income	$24.3	$1.2
Other comprehensive income (loss), net of tax:
Derivative activity, net of tax of $0	(5.5)	(11.3)
Comprehensive income (loss)	18.8	(10.1)
Less: Comprehensive loss attributable to non-controlling interests	(36.7)	(26.1)
Comprehensive loss attributable to Surgery Partners, Inc.	$(17.9)	$(36.2)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2022	125,961	$1.3	$2,478.0	$76.2	$(557.3)	$942.7	$2,940.9
Net (loss) income	—	—	—	—	(25.0)	18.3	(6.7)
Equity-based compensation	519	—	3.7	—	—	—	3.7
Other comprehensive loss	—	—	—	(11.3)	—	—	(11.3)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(3.6)	—	—	49.7	46.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(30.2)	(30.2)
Balance as of March 31, 2023	126,480	$1.3	$2,478.1	$64.9	$(582.3)	$980.5	$2,942.5

Balance as of December 31, 2023	126,594	$1.3	$2,497.6	$57.5	$(569.2)	$1,047.3	$3,034.5
Net (loss) income	—	—	—	—	(12.4)	29.3	16.9
Equity-based compensation	508	—	4.9	—	—	—	4.9
Other comprehensive loss	—	—	—	(5.5)	—	—	(5.5)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(6.9)	—	—	23.7	16.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(29.7)	(29.7)
Balance as of March 31, 2024	127,102	$1.3	$2,495.6	$52.0	$(581.6)	$1,070.6	$3,037.9

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income	$24.3	$1.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.7	33.7
Non-cash lease expense	9.0	9.0
Non-cash interest expense, net	1.5	6.5
Equity-based compensation expense	4.9	4.2
Net loss on disposals, consolidations and deconsolidations	1.5	10.5
Deferred income taxes	2.5	(1.8)
Equity in earnings of unconsolidated affiliates, net of distributions received	1.0	(0.2)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	5.4	8.8
Other operating assets and liabilities	(43.1)	2.6
Net cash provided by operating activities	40.7	74.5

Cash flows from investing activities:
Purchases of property and equipment	(21.0)	(24.3)
Payments for acquisitions, net of cash acquired	(54.6)	(40.7)
Proceeds from disposals of facilities and other assets	1.5	8.0
Purchases of equity investments	(2.0)	(9.6)
Other investing activities	(7.0)	(4.1)
Net cash used in investing activities	(83.1)	(70.7)

Cash flows from financing activities:
Principal payments on long-term debt	(120.2)	(15.9)
Borrowings of long-term debt	192.5	15.9
Payments of debt issuance costs	—	(1.3)
Distributions to non-controlling interest holders	(40.5)	(41.9)
Proceeds related to ownership transactions with non-controlling interest holders	1.4	5.1
Other financing activities	(1.5)	(3.1)
Net cash provided by (used in) financing activities	31.7	(41.2)
Net decrease in cash and cash equivalents	(10.7)	(37.4)
Cash and cash equivalents at beginning of period	195.9	282.9
Cash and cash equivalents at end of period	$185.2	$245.5

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Summary of Accounting Policies
Organization
Surgery Partners, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates a national network of surgical facilities and ancillary services. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including orthopedics and pain management, gastroenterology, ophthalmology, and general surgery. The Company's surgical hospitals also provide services such as diagnostic imaging, laboratory, oncology, pharmacy, physical therapy and wound care. Ancillary services are comprised of multi-specialty physician practices, urgent care facilities and anesthesia services. Unless the context otherwise indicates, Surgery Partners, Inc. and its subsidiaries are referred to herein as "Surgery Partners," "we," "us," "our" or the "Company."
As of March 31, 2024, the Company owned or operated a portfolio of 165 surgical facilities, comprised of 147 ASCs and 18 surgical hospitals in 33 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 92 of these surgical facilities and consolidated 124 surgical facilities for financial reporting purposes.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K"). Certain prior year amounts have been reclassified to conform with the current year presentation.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of revenues by service type as a percentage of total revenues:

	Three Months Ended March 31,
	2024	2023
Patient service revenues:
Surgical Facility Services	94.9%	96.0%
Ancillary Services	3.4%	2.5%
Total patient service revenues	98.3%	98.5%
Other service revenues	1.7%	1.5%
Total revenues	100.0%	100.0%
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
Patient service revenues are recognized as performance obligations are satisfied. Performance obligations are based on the nature of services provided. Typically, the Company recognizes revenue at a point in time in which services are rendered and the Company has no obligation to provide further patient services. Because the Company primarily performs outpatient procedures, performance obligations are generally satisfied same day and revenue is recognized on the date of service.
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
Several states utilize supplemental Medicaid reimbursement programs for the purpose of providing reimbursement to providers to increase base rates to the levels that Medicare would have paid for the same service or for payments that offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the Centers for Medicare & Medicaid Services (“CMS”) and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. We account for payments under these supplemental programs as variable consideration and estimate the amount using the most likely amount method. Reimbursement under these programs, including the recognition of variable consideration, is reflected in patient service revenues. Taxes or other program-related costs are reflected in other operating expenses.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$361.0	51.2%	$335.6	51.1%
Government	303.6	43.0%	287.8	43.8%
Self-pay	19.8	2.8%	15.6	2.4%
Other (1)	20.9	3.0%	17.4	2.7%
Total patient service revenues	705.3	100.0%	656.4	100.0%
Other service revenues	12.1		9.8
Total revenues	$717.4		$666.2

(1)Other is comprised of automobile liability, letters of protection and other payor types.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's effective tax rate was 15.3% for the three months ended March 31, 2024 compared to 400.0% for the three months ended March 31, 2023. For the three months ended March 31, 2024, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, state tax expense, and a discrete tax expense of $0.7 million related to the vesting of restricted stock awards. For the three months ended March 31, 2023, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and a discrete tax benefit of $1.8 million related to the vesting of restricted stock awards. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions and disposals for the three months ended March 31, 2024 is included in Note 2. "Acquisitions and Disposals."
A summary of activity related to goodwill for the three months ended March 31, 2024 is as follows (in millions):

Balance at December 31, 2023	$4,326.0
Acquisitions, including post acquisition adjustments	77.5
Disposals	(6.0)
Balance at March 31, 2024	$4,397.5
A detailed evaluation of potential impairment indicators was performed as of March 31, 2024, which specifically considered recent increases in interest rates, inflation risk and market volatility. On the basis of available evidence as of March 31, 2024, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
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
Non-Controlling Interests—Redeemable
Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. Management believes the likelihood of an event occurring that would trigger such purchases was remote as of March 31, 2024. The non-controlling interests—redeemable are reported outside of stockholders' equity in the condensed consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity related to redeemable non-controlling interests is as follows (in millions):

	Three Months Ended March 31,
	2024	2023

Balance at beginning of period	$327.4	$342.0
Net income attributable to non-controlling interests—redeemable	7.4	7.8
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(0.3)	7.7
Distributions to non-controlling interest —redeemable holders	(10.8)	(11.7)
Balance at end of period	$323.7	$345.8
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
The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values under Level 3 calculations.
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

Senior secured term loan	$1,398.4	$1,398.4	$1,403.6	$1,401.9
6.750% senior unsecured notes due 2025	$185.0	$185.0	$185.0	$183.2
10.000% senior unsecured notes due 2027	$320.0	$320.0	$320.8	$321.2
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values based on Level 3 inputs.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of March 31, 2024, the Company's consolidated VIEs consisted of seven surgical facilities and fourteen physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, were $67.0 million and $65.3 million, respectively, and the total liabilities of the consolidated VIEs were $39.1 million and $41.2 million, respectively.
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments in this ASU must be applied retrospectively to all periods presented and early adoption is permitted. The Company is evaluating the impact of this ASU on its condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
disaggregation of income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU may be applied prospectively or retrospectively to all periods presented and early adoption is permitted. The Company is evaluating the impact of this ASU on its condensed consolidated financial statements.
2. Acquisitions, Disposals and Deconsolidations
Acquisitions
During the three months ended March 31, 2024:
•The Company acquired a controlling interest in two surgical facilities and several physician practices for aggregate cash consideration of $66.0 million, net of cash acquired, and non-cash consideration of $1.1 million, which consisted of a non-controlling interest in one of the Company's existing surgical facilities. As of March 31, 2024, $11.4 million of the cash consideration was deferred and included as a component of current liabilities in the condensed consolidated balance sheets. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $21.2 million and goodwill of $77.2 million.
During the three months ended March 31, 2023:
•The Company acquired a controlling interest in one surgical facility and one physician practice for aggregate cash consideration of $16.2 million, net of cash acquired and non-cash consideration of $1.3 million, which consisted of non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $12.0 million and goodwill of $25.7 million.
•The Company acquired a controlling interest in two surgical facilities, which were previously accounted for as equity method investments, for aggregate cash consideration of $24.5 million, net of cash acquired. These transactions resulted in the consolidation of the previously non-consolidated entities. The previously held non-controlling interests were remeasured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data. The acquisition date fair value of the previously held non-controlling interests was $8.3 million. As a result of increasing its ownership interest, the Company recognized a net loss of $2.9 million included in net loss on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the three months ended March 31, 2023. The net loss was determined based on the difference between the fair value of the Company's previously held non-controlling interests in the entities and the carrying values immediately prior to the transactions. In connection with the consolidation of these facilities, the Company preliminarily recognized non-controlling interests of $34.2 million and goodwill of $65.6 million.
•The Company acquired a non-controlling interest in one existing surgical facility and one in-development de novo surgical facility for aggregate cash consideration of $12.4 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the condensed consolidated balance sheets.
Disposals
During the three months ended March 31, 2024, the Company sold a portion of its interests in a surgical facility for net cash proceeds of $1.5 million. As a result of the transaction, the Company lost control of the previously controlled surgical facility but retains a non-controlling interest, resulting in the deconsolidation of the previously consolidated entity. This transaction resulted in a pretax net gain on deconsolidation of $2.7 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2024. The net loss was determined based on the difference between the net cash proceeds plus the fair value of the Company’s retained interests in the entity and the carrying values of both the tangible and intangible assets of the entity immediately prior to the transaction.
During the three months ended March 31, 2023, the Company sold its interests in a surgical facility for a cash sales price of $8.8 million, a portion of which was held in escrow pursuant to the purchase agreement. In connection with the sale, the Company recognized a pre-tax loss of $0.2 million included in net loss on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the three months ended March 31, 2023.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	March 31, 2024	December 31, 2023

Senior secured term loan (1)	$1,398.4	$1,398.4
Senior secured revolving credit facility	87.0	—
6.750% senior unsecured notes due 2025	185.0	185.0
10.000% senior unsecured notes due 2027	320.0	320.0
Notes payable and other secured loans	202.2	205.2
Finance lease obligations	704.6	693.6
Less: unamortized debt issuance costs and discounts	(26.2)	(27.1)
Total debt	2,871.0	2,775.1
Less: current maturities	77.2	73.3
Total long-term debt	$2,793.8	$2,701.8
(1)Includes unamortized fair value discount of $1.6 million as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, the Company's availability on its Revolver was $607.3 million (including letters of credit of $9.5 million). The increase in outstanding borrowings on the Revolver, was primarily due to the timing of acquisitions completed during the first quarter of 2024.
See Note 10. "Subsequent Events" for additional information related to the Company's debt obligations.
4. Leases
The Company's operating leases are primarily for real estate, including medical office buildings, and corporate and other administrative offices. The Company's finance leases are primarily for medical equipment and information technology and telecommunications assets.
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the condensed consolidated balance sheets (in millions):

	Classification in Condensed Consolidated Balance Sheets	March 31, 2024	December 31, 2023

Assets:
Operating lease assets	Right-of-use operating lease assets	$257.7	$255.3
Finance lease assets	Property and equipment, net of accumulated depreciation	591.4	587.0
Total leased assets		$849.1	$842.3

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$37.8	$37.6
Long-term	Right-of-use operating lease liabilities	250.5	248.9
Total operating lease liabilities		288.3	286.5
Finance lease liabilities:
Current	Current maturities of long-term debt	26.3	25.4
Long-term	Long-term debt, less current maturities	678.3	668.2
Total finance lease liabilities		704.6	693.6
Total lease liabilities		$992.9	$980.1

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2024	2023

Operating lease costs	$15.9	$16.4
Finance lease costs:
Amortization of leased assets	11.8	9.4
Interest on lease liabilities	13.0	12.3
Total finance lease costs	24.8	21.7
Variable and short-term lease costs	5.8	5.2
Total lease costs	$46.5	$43.3
The following table presents supplemental cash flow information (in millions):

	Three Months Ended March 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15.6	$16.1
Operating cash outflows from finance leases	$12.4	$11.7
Financing cash outflows from finance leases	$7.5	$6.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19.2	$8.9
Finance leases	$12.1	$15.4
5. Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. During 2024 and 2023, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt.
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		March 31, 2024		December 31, 2023
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	149.4	Active	151.4	Active	March 31, 2025
Interest rate cap	September 30, 2021	8.5	Active	8.7	Active	March 31, 2025
		$1,357.9		$1,360.1
As of March 31, 2024, the Company had three interest rate swaps with a total net notional amount of $1.2 billion. The interest rate swaps are pay-fixed, receive 1-Month Secured Overnight Financing Rate ("SOFR") (subject to a minimum of 0.75%) designated in cash flow hedging relationships and have a termination date of March 31, 2025.
As of March 31, 2024, the Company had two interest rate caps designated in cash flow hedging relationships with a total notional amount of $157.9 million. The interest rate caps each have a termination date of March 31, 2025. During the three months ended March 31, 2023, the Company partially terminated a previously undesignated portion of one of its interest rate caps. In connection with the termination, the Company received $8.6 million, which is included as a component of operating activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2023.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The pay-fixed, receive floating interest rate swaps did not meet the requirements to be considered derivatives in their entirety as a result of the financing component. Accordingly, the swaps are considered hybrid instruments, consisting of a financing element treated as a debt instrument and an embedded at-market derivative that was designated as a cash flow hedge.
Within the Company’s condensed consolidated balance sheets, the financing elements treated as debt instruments described above are carried at amortized cost and the embedded at-market derivatives are recorded at fair value. The cash flows related to the portion treated as debt are classified as financing activities in the condensed consolidated statements of cash flows while the portion treated as an at-market derivative are classified as operating activities. Within the Company’s condensed consolidated balance sheets, the interest rate caps are recorded at fair value. The cash flows related to the interest rate caps are classified as operating activities in the condensed consolidated statements of cash flows.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $52.2 million will be reclassified as a decrease to interest expense.
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

		March 31, 2024		December 31, 2023
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives in cash flow hedging relationships
Interest rate caps	Other long-term assets	$5.4	$—	$6.0	$—
Interest rate swaps	Other long-term assets	46.4	—	51.4	—
Interest rate swaps	Other long-term liabilities (1)	—	14.3	—	17.8
Total		$51.8	$14.3	$57.4	$17.8
(1)The balance is related to the financing component of the pay-fixed interest rate swaps.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statements of operations (in millions):

		Three Months Ended March 31,
	Location	2024	2023
Derivatives not designated as hedging instruments
Loss recognized in income	Other income, net	$—	$0.6

Derivatives in cash flow hedging relationships
Gain (loss) recognized in OCI (effective portion)		$9.2	$(5.2)
Gain reclassified from accumulated OCI into income (effective portion) (1)	Interest expense, net	$(14.7)	$(6.1)
(1)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $5.4 million for the three months ended March 31, 2023. There was no corresponding amount for the three months ended March 31, 2024.
See Note 10. "Subsequent Events" for additional information related to the Company's cash flow hedging relationships.

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

	Three Months Ended March 31,
	2024	2023

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(12.4)	$(24.9)

Denominator:
Weighted average common shares outstanding:
Basic	125,972	125,206
Diluted (1)	125,972	125,206

Net loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.20)
Diluted (1)	$(0.10)	$(0.20)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	1,237	1,338
Restricted shares	148	67
(1)The impact of potentially dilutive securities for all periods were not considered because the effect would be anti-dilutive.
7. Other Current Liabilities
A summary of other current liabilities was as follows (in millions):

	March 31, 2024	December 31, 2023

Right-of-use operating lease liabilities	$37.8	$37.6
Cost report liabilities	24.0	23.9
Amounts due to patients and payors	25.8	23.9
Interest payable	22.3	17.8
Accrued expenses and other	93.6	100.9
Total	$203.5	$204.1
8. Commitments and Contingencies
Professional, General and Workers' Compensation, and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation and cyber liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of March 31, 2024 and December 31, 2023 were $19.1 million and $18.2 million, respectively. Expected insurance recoveries of $10.2 million as of March 31, 2024 and December 31, 2023, respectively, are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.

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
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended March 31,
	2024	2023
Revenues:
Surgical Facility Services	$692.7	$649.0
Ancillary Services	24.7	17.2
Total	$717.4	$666.2

Adjusted EBITDA:
Surgical Facility Services	$126.7	$118.8
Ancillary Services	(1.4)	(1.4)
All other	(27.8)	(27.3)
Total	$97.5	$90.1

Reconciliation of Adjusted EBITDA:
Income (loss) before income taxes	$28.7	$(0.4)

Net income attributable to non-controlling interests	(36.7)	(26.1)
Interest expense, net	47.3	46.8
Depreciation and amortization	33.7	33.7
Equity-based compensation expense	4.9	4.2
Transaction, integration and acquisition costs (1)	18.9	12.8
Net loss on disposals, consolidations and deconsolidations	1.5	10.5
Litigation settlements and regulatory change impact (2)	(1.2)	8.0
Undesignated derivative activity	—	0.6
Other	0.4	—
Adjusted EBITDA	$97.5	$90.1
(1)This amount includes transaction and integration costs of $17.4 million and $12.5 million for the three months ended March 31, 2024 and 2023, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.5 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
(2)This amount includes a litigation settlements gain of $1.8 million and a loss of $3.0 million for the three months ended March 31, 2024 and 2023, respectively. This amount also includes other litigation costs of $0.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, the three months ended March 31, 2023, includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2024	December 31, 2023
Assets:
Surgical Facility Services	$6,420.9	$6,347.4
Ancillary Services	60.6	36.3
All other	494.1	493.0
Total assets	$6,975.6	$6,876.7

	Three Months Ended March 31,
	2024	2023
Cash purchases of property and equipment:
Surgical Facility Services	$16.3	$23.8
Ancillary Services	—	0.5
All other	4.7	—
Total cash purchases of property and equipment	$21.0	$24.3
10. Subsequent Events
On April 9, 2024, the Company entered into five deferred premium interest rate cap agreements, each with an effective date of March 31, 2025. The interest rate caps are designated in cash flow hedging relationships with a total notional amount of $1.4 billion. The interest rate caps each have a termination date of December 31, 2028. These financial instruments are designed to limit the Company's interest rate exposure on its term loan concurrent with the expected maturity of positions held as of March 31, 2024. See Note 5. "Derivatives and Hedging Activities" for additional information.
On April 10, 2024, the Company completed the issuance and sale of $800.0 million in aggregate principal amount of senior unsecured notes due 2032 (the "2032 Notes"). The 2032 Notes were issued pursuant to an Indenture dated April 10, 2024 among Surgery Center Holdings, Inc., certain subsidiaries of Surgery Center Holdings, Inc., as guarantors, and Wilmington Trust, National Association, as trustee. The 2032 Notes bear interest at an annual rate of 7.250% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2024. Proceeds from the sale of the 2032 Notes were used (i) to redeem all of the outstanding 6.750% senior unsecured notes due 2025 (the "2025 Notes") and the 10.000% senior unsecured notes due 2027 (the "2027 Notes," together with the 2025 Notes, the "Existing Notes"), (ii) to pay accrued interest on the Existing Notes through, but not including, April 25, 2024, (iii) to pay related fees and expenses in connection with the offering of the 2032 Notes and redemption of the Existing Notes and (iv) for general corporate purposes, including to fund future acquisitions.
On April 30, 2024, the Company purchased a controlling interest in a surgical hospital and two physician practices and a non-controlling interest in an ASC for $188.2 million. The Company funded the cash purchase price with available resources. As of the date of this filing, the Company has not completed its preliminary estimation of the fair values assigned to the assets acquired and liabilities assumed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our 2023 Annual Report on Form 10-K. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries, and the term "affiliates" means direct and indirect subsidiaries of Surgery Partners, Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms "facilities" or "hospitals" refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term "employees" refers to employees of affiliates of Surgery Partners, Inc.
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
By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, reductions in payments from government health care programs and private insurance payors, such as health maintenance organizations, preferred provider organizations, and other managed care organizations and employers; our ability to contract with private insurance payors; changes in our payor mix or surgical case mix; failure to maintain or develop relationships with physicians on beneficial or favorable terms, or at all; the impact of payor controls designed to reduce the number of surgical procedures; our efforts to integrate operations of acquired businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities; supply chain issues, including shortages or quality control issues with surgery-related products, equipment and medical supplies; competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; our ability to attract and retain qualified health care professionals; our ability to enforce non-compete restrictions against our physicians; our ability to manage material liabilities whether known or unknown incurred as a result of acquiring surgical facilities; the impact of future legislation and other health care regulatory reform actions, and the effect of that legislation and other regulatory actions on our business; our ability to comply with current health care laws and regulations; the outcome of legal and regulatory proceedings that have been or may be brought against us; the impact of cybersecurity attacks or intrusions; changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; our indebtedness; the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease, such as COVID-19, on our business.; and the risks and uncertainties set forth under the heading "Risk Factors" in our 2023 Annual Report on Form 10-K and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
As of March 31, 2024, we owned or operated, primarily in partnership with physicians, a portfolio of 165 surgical facilities comprised of 147 ASCs and 18 surgical hospitals across 33 states. We owned a majority interest in 92 of the surgical facilities and consolidated 124 of these facilities for financial reporting purposes.
Total revenues for the first quarter of 2024 increased 7.7% to $717.4 million from $666.2 million for the first quarter of 2023. The increase in revenues was attributable to same-facility revenue growth and the net impact from acquisitions and divestitures completed during the last twelve months ended March 31, 2024. Days adjusted same-facility revenues for the first quarter of 2024 increased 10.2% from the first quarter of 2023, with an 8.8% increase in revenue per case and a 1.3% increase in same-facility cases. Additionally, for the first quarter of 2024, Adjusted EBITDA increased 8.2% to $97.5 million compared to $90.1 million for the same period in 2023. The increase in Adjusted EBITDA was primarily attributable to revenue growth, continued cost management initiatives and acquisitions completed since the prior year period. For the first quarter of 2024, net loss attributable to common stockholders was $12.4 million compared to $24.9 million for the same period in 2023. A reconciliation of non-GAAP financial measures appears below under the heading "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and other portfolio management initiatives. During the first quarter of 2024 we completed the following:
•We acquired a controlling interest in two surgical facilities and several physician practices for aggregate cash consideration of $66.0 million, net of cash acquired, and non-cash consideration of $1.1 million. As of March 31, 2024, $11.4 million of the cash consideration was deferred and included as a component of current liabilities in the condensed consolidated balance sheets.

•We sold a portion of our interests in a surgical facility for net cash proceeds of $1.5 million. As a result of the transaction, we no longer control the previously controlled surgical facility but retain a non-controlling interest, resulting in the deconsolidation of the previously consolidated entity.
We had cash and cash equivalents of $185.2 million and $607.3 million of borrowing capacity under our Revolver as of March 31, 2024.
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
The following table summarizes revenues by service type as a percentage of total revenues:

	Three Months Ended March 31,
	2024	2023
Patient service revenues:
Surgical Facility Services	94.9%	96.0%
Ancillary Services	3.4%	2.5%
Total patient service revenues	98.3%	98.5%
Other service revenues	1.7%	1.5%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Three Months Ended March 31,
	2024	2023

Private insurance payors	51.2%	51.1%
Government payors	43.0%	43.8%
Self-pay payors	2.8%	2.4%
Other payors (1)	3.0%	2.7%
Total	100.0%	100.0%
(1)Other is comprised of automobile liability, letters of protection and other payor types.

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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2024	2023

Orthopedics and pain management	40.0%	35.7%
Ophthalmology	23.5%	24.1%
Gastrointestinal	22.1%	23.5%
General surgery	2.3%	3.0%
Other	12.1%	13.7%
Total	100.0%	100.0%
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2023 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2023.
Results of Operations
Comparison of Operating Results for the Three Months Ended March 31,2024 to the Three Months Ended March 31, 2023
The following tables summarize certain results from the statements of operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023

Revenues	$717.4	$666.2
Operating expenses:
Cost of revenues	562.1	532.2
General and administrative expenses	33.2	32.0
Depreciation and amortization	33.7	33.7
Transaction and integration costs	17.4	12.5
Net loss on disposals, consolidations and deconsolidations	1.5	10.5
Equity in earnings of unconsolidated affiliates	(2.7)	(3.3)
Litigation settlements	(1.8)	3.0
Other income	(2.0)	(0.8)
	641.4	619.8
Operating income	76.0	46.4
Interest expense, net	(47.3)	(46.8)
Income (loss) before income taxes	28.7	(0.4)
Income tax (expense) benefit	(4.4)	1.6
Net income	24.3	1.2
Less: Net income attributable to non-controlling interests	(36.7)	(26.1)
Net loss attributable to Surgery Partners, Inc.	$(12.4)	$(24.9)

Revenues. The following table sets forth patient service revenues (in millions):

	Three Months Ended March 31,
	2024	2023

Patient service revenues	$705.3	$656.4
Other service revenues	12.1	9.8
Total revenues	$717.4	$666.2
Patient service revenues increased 7.4% to $705.3 million for the three months ended March 31, 2024 compared to $656.4 million for the three months ended March 31, 2023. The increase was primarily driven by a 10.2% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed during the last twelve months ended March 31, 2024. The increase in days adjusted same-facility revenues was attributable to a 1.3% increase in same-facility case volumes and a 8.8% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $562.1 million for the three months ended March 31, 2024 compared to $532.2 million for the three months ended March 31, 2023. The increase was primarily driven by increased performance of high acuity procedures and acquisitions completed during the last twelve months ended March 31, 2024. As a percentage of revenues, cost of revenues was 78.4% and 79.9% for the three months ended March 31, 2024 and 2023, respectively.
General and Administrative Expenses. General and administrative expenses were $33.2 million and $32.0 million for the three months ended March 31, 2024 and 2023, respectively. As a percentage of revenues, general and administrative expenses were 4.6% in the first quarter of 2024 compared to 4.8% in the first quarter of 2023.
Depreciation and Amortization. Depreciation and amortization expenses were $33.7 million for each of the three months ended March 31, 2024 and 2023. As a percentage of revenues, depreciation and amortization expenses were 4.7% and 5.1% for the three months ended March 31, 2024 and 2023, respectively
Transaction and Integration Costs. We incurred $17.4 million of transaction and integration costs for the three months ended March 31, 2024 compared to $12.5 million for the three months ended March 31, 2023. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions.
Net Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations for the three months ended March 31, 2024 and 2023 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $47.3 million for the three months ended March 31, 2024 compared to $46.8 million for the three months ended March 31, 2023. As a percentage of revenues, interest expense, net was 6.6% and 7.0% for the three months ended March 31, 2024 and 2023, respectively.
Income Tax (Expense) Benefit. Income tax expense was $4.4 million for the three months ended March 31, 2024 as compared to income tax benefit of $1.6 million for the three months ended March 31, 2023. The effective tax rate was 15.3% and 400.0% for the three months ended March 31, 2024 and 2023, respectively. See Note 1. "Organization and Summary of Accounting Policies" under the heading Income Taxes for additional information related to the Company's effective tax rates for the three months ended March 31, 2024 and March 31, 2023, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.1% and 3.9% for the three months ended March 31, 2024 and 2023, respectively.
Liquidity and Capital Resources
Cash and cash equivalents were $185.2 million at March 31, 2024 compared to $195.9 million at December 31, 2023.
The primary source of our operating cash flows is the collection of accounts receivable from private insurance companies, federal and state agencies (under the Medicare and Medicaid programs) and individuals. Our cash flows provided by operating activities was $40.7 million for the three months ended March 31, 2024 compared to $74.5 million for the three months ended March 31, 2023. The $33.8 million decrease was primarily driven by the timing of routine transactions involving working capital and accrued payroll and benefits.
Net cash used in investing activities for the three months ended March 31, 2024 was $83.1 million compared to $70.7 million for the three months ended March 31, 2023. The $12.4 million increase was primarily driven by an aggregate net increase of $6.3 million in payments for acquisitions (net of cash acquired) and purchases of equity method investments and a $6.5 million decrease in proceeds from sales of facilities.

Net cash provided by financing activities for the three months ended March 31, 2024 was $31.7 million compared to net cash used of $41.2 million for the three months ended March 31, 2023. The increase of $72.3 million was primarily driven by net borrowings on the Revolver due to the timing of acquisitions completed during the first quarter of 2024.
Debt
On April 10, 2024, we completed the issuance and sale of $800.0 million in aggregate principal amount of 2032 Notes. The 2032 Notes bear interest at an annual rate of 7.250% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2024. Proceeds from sale of the 2032 Notes were used (i) to redeem all of the outstanding 2025 Notes and 2027 Notes, (ii) to pay accrued interest on the Existing Notes through, but not including, April 25, 2024, (iii) to pay related fees and expenses in connection with the offering of the 2032 Notes and redemption of the Existing Notes and (iv) for general corporate purposes, including to fund future acquisitions.
Capital Resources
Net working capital was approximately $372.5 million at March 31, 2024 compared to $372.0 million at December 31, 2023.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.
Material Cash Requirements
There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2024 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.
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

The following table reconciles Adjusted EBITDA to income (loss) before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended March 31,
	2024	2023
Condensed Consolidated Statements of Operations Data:
Income (loss) before income taxes	$28.7	$(0.4)
Plus (minus):
Net income attributable to non-controlling interests	(36.7)	(26.1)
Depreciation and amortization	33.7	33.7
Interest expense, net	47.3	46.8
Equity-based compensation expense	4.9	4.2
Transaction, integration and acquisition costs (1)	18.9	12.8
Net loss on disposals, consolidations and deconsolidations	1.5	10.5
Litigation settlements and regulatory change impact (2)	(1.2)	8.0
Undesignated derivative activity	—	0.6
Other	0.4	—
Adjusted EBITDA	$97.5	$90.1
(1)This amount includes transaction and integration costs of $17.4 million and $12.5 million for the three months ended March 31, 2024 and 2023, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.5 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
(2)This amount includes a litigation settlements gain of $1.8 million and a loss of $3.0 million for the three months ended March 31, 2024 and 2023, respectively. This amount also includes other litigation costs of $0.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, the three months ended March 31, 2023, includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended March 31, 2024

Cash flows from operating activities	$260.0
Plus (minus):
Non-cash interest expense, net	(20.0)
Non-cash lease expense	(35.2)
Deferred income taxes	(2.6)
Equity in earnings of unconsolidated affiliates, net of distributions received	1.0
Changes in operating assets and liabilities, net of acquisitions and divestitures	112.6
Income tax expense	5.7
Net income attributable to non-controlling interests	(157.8)
Interest expense, net	193.5
Transaction, integration and acquisition costs	71.0
Litigation settlements and other litigation costs	8.3
Other (1)	9.0
Acquisitions and synergies (2)	68.1
Credit Agreement EBITDA	$513.6
(1)This amount includes estimates for the impact of a cyber event and losses from divested business that occurred in 2023.
(2)Represents impact of acquisitions as if each acquisition had occurred on April 1, 2023. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the New Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at March 31, 2024, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2024.
For more information regarding our interest rate swap and cap agreements, please refer to Note 5. "Derivatives and Hedging Activities" of the accompanying notes to the condensed consolidated financial statements for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

No.	Description

4.1
Indenture, dated April 10, 2024, among Surgery Center Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 10, 2024).

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

Date:	May 7, 2024	By:	/s/ David T. Doherty
David T. Doherty
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)