Form 10-Q
period 2024-06-30
Surgery Partners, Inc.
filed 2024-08-06
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of July 30, 2024, there were 127,123,940 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$213.5	$195.9
Accounts receivable	523.4	496.4
Inventories	80.9	75.2
Prepaid expenses	44.7	31.0
Other current assets	150.0	96.5
Total current assets	1,012.5	895.0
Property and equipment, net of accumulated depreciation of $519.1 and $454.4, respectively	1,005.8	968.7
Goodwill and other intangible assets, net	4,858.5	4,380.8
Investments in and advances to affiliates	227.1	184.1
Right-of-use operating lease assets	266.9	255.3
Long-term deferred tax assets	81.8	89.5
Other long-term assets	36.0	103.3
Total assets	$7,488.6	$6,876.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$174.0	$171.8
Accrued payroll and benefits	63.1	73.8
Other current liabilities	222.3	204.1
Current maturities of long-term debt	92.4	73.3
Total current liabilities	551.8	523.0
Long-term debt, less current maturities	3,039.7	2,701.8
Right-of-use operating lease liabilities	257.6	248.9
Other long-term liabilities	21.1	41.1

Non-controlling interests—redeemable	442.1	327.4

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 127,123,940 and 126,593,727, respectively	1.3	1.3
Additional paid-in capital	2,511.1	2,497.6
Accumulated other comprehensive income	37.1	57.5
Retained deficit	(597.1)	(569.2)
Total Surgery Partners, Inc. stockholders' equity	1,952.4	1,987.2
Non-controlling interests—non-redeemable	1,223.9	1,047.3
Total stockholders' equity	3,176.3	3,034.5
Total liabilities and stockholders' equity	$7,488.6	$6,876.7

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts; shares in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$762.1	$667.6	$1,479.5	$1,333.8
Operating expenses:
Salaries and benefits	223.2	195.2	438.4	397.4
Supplies	199.7	182.2	388.5	370.6
Professional and medical fees	92.4	72.9	175.0	147.5
Lease expense	22.2	21.8	43.6	43.2
Other operating expenses	45.4	41.4	99.5	87.0
Cost of revenues	582.9	513.5	1,145.0	1,045.7
General and administrative expenses	40.3	31.2	73.5	63.2
Depreciation and amortization	34.8	24.4	68.5	58.1
Transaction and integration costs	19.3	12.0	36.7	24.5
Net loss (gain) on disposals, consolidations and deconsolidations	5.3	(8.8)	6.8	1.7
Equity in earnings of unconsolidated affiliates	(4.4)	(2.6)	(7.1)	(5.9)
Litigation settlements	0.5	1.5	(1.3)	4.5
Loss on debt extinguishment	5.1	—	5.1	—
Other income, net	(6.5)	(1.2)	(8.5)	(2.0)
	677.3	570.0	1,318.7	1,189.8
Operating income	84.8	97.6	160.8	144.0
Interest expense, net	(51.5)	(47.7)	(98.8)	(94.5)
Income before income taxes	33.3	49.9	62.0	49.5
Income tax (expense) benefit	(4.9)	7.8	(9.3)	9.4
Net income	28.4	57.7	52.7	58.9
Less: Net income attributable to non-controlling interests	(43.9)	(38.8)	(80.6)	(64.9)
Net (loss) income attributable to Surgery Partners, Inc.	$(15.5)	$18.9	$(27.9)	$(6.0)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.12)	$0.15	$(0.22)	$(0.05)
Diluted (1)	$(0.12)	$0.15	$(0.22)	$(0.05)
Weighted average common shares outstanding:
Basic	126,134	125,718	126,053	125,463
Diluted (1)	126,134	127,370	126,053	125,463
(1)The impact of potentially dilutive securities for the three months ended June 30, 2024 and the six months ended June 30, 2024 and 2023 was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$28.4	$57.7	$52.7	$58.9
Other comprehensive (loss) income, net of tax:
Derivative activity, net of tax of $0	(14.9)	13.9	(20.4)	2.6
Comprehensive income	13.5	71.6	32.3	61.5
Less: Comprehensive loss attributable to non-controlling interests	(43.9)	(38.8)	(80.6)	(64.9)
Comprehensive (loss) income attributable to Surgery Partners, Inc.	$(30.4)	$32.8	$(48.3)	$(3.4)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2022	125,961	$1.3	$2,478.0	$76.2	$(557.3)	$942.7	$2,940.9
Net (loss) income	—	—	—	—	(25.0)	18.3	(6.7)
Equity-based compensation	519	—	3.7	—	—	—	3.7
Other comprehensive loss	—	—	—	(11.3)	—	—	(11.3)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(3.6)	—	—	49.7	46.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(30.2)	(30.2)
Balance as of March 31, 2023	126,480	$1.3	$2,478.1	$64.9	$(582.3)	$980.5	$2,942.5
Net income	—	—	—	—	19.0	27.6	46.6
Equity-based compensation	13	—	4.5	—	—	—	4.5
Other comprehensive income	—	—	—	13.9	—	—	13.9
Acquisition and disposal of shares of non-controlling interests, net	—	—	18.8	—	—	(19.7)	(0.9)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(23.8)	(23.8)
Balance as of June 30, 2023	126,493	$1.3	$2,501.4	$78.8	$(563.3)	$964.6	$2,982.8

Balance as of December 31, 2023	126,594	$1.3	$2,497.6	$57.5	$(569.2)	$1,047.3	$3,034.5
Net (loss) income	—	—	—	—	(12.4)	29.3	16.9
Equity-based compensation	508	—	4.9	—	—	—	4.9
Other comprehensive loss	—	—	—	(5.5)	—	—	(5.5)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(6.9)	—	—	23.7	16.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(29.7)	(29.7)
Balance as of March 31, 2024	127,102	$1.3	$2,495.6	$52.0	$(581.6)	$1,070.6	$3,037.9
Net (loss) income	—	—	—	—	(15.5)	35.5	20.0
Equity-based compensation	22	—	15.1	—	—	—	15.1
Other comprehensive loss	—	—	—	(14.9)	—	—	(14.9)
Acquisition and disposal of shares of non-controlling interests, net	—	—	0.4	—	—	147.4	147.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(29.6)	(29.6)
Balance as of June 30, 2024	127,124	$1.3	$2,511.1	$37.1	$(597.1)	$1,223.9	$3,176.3

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income	$52.7	$58.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.5	58.1
Non-cash lease expense	18.7	17.9
Non-cash interest expense, net	3.1	13.1
Equity-based compensation expense	20.0	8.8
Net loss on disposals, consolidations and deconsolidations	6.8	1.7
Loss on debt extinguishment	5.1	—
Deferred income taxes	7.6	(11.5)
Equity in earnings of unconsolidated affiliates, net of distributions received	0.2	(0.8)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(12.1)	(5.1)
Medicare accelerated payments and deferred governmental grants	—	(1.2)
Other operating assets and liabilities	(47.1)	(13.3)
Net cash provided by operating activities	123.5	126.6

Cash flows from investing activities:
Purchases of property and equipment	(47.9)	(50.1)
Payments for acquisitions, net of cash acquired	(264.6)	(43.5)
Proceeds from disposals of facilities and other assets	1.5	26.1
Purchases of equity investments	(1.7)	(48.4)
Proceeds from sales of equity investments	4.0	—
Other investing activities	(18.5)	(26.0)
Net cash used in investing activities	(327.2)	(141.9)

Cash flows from financing activities:
Principal payments on long-term debt	(973.8)	(31.5)
Borrowings of long-term debt	1,295.4	26.5
Payments of debt issuance costs	(14.9)	(1.4)
Distributions to non-controlling interest holders	(80.7)	(76.9)
Proceeds related to ownership transactions with non-controlling interest holders	1.0	0.6
Other financing activities	(5.7)	(7.5)
Net cash provided by (used in) financing activities	221.3	(90.2)
Net increase (decrease) in cash and cash equivalents	17.6	(105.5)
Cash and cash equivalents at beginning of period	195.9	282.9
Cash and cash equivalents at end of period	$213.5	$177.4

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
As of June 30, 2024, the Company owned or operated a portfolio of 167 surgical facilities, comprised of 148 ASCs and 19 surgical hospitals in 33 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 92 of these surgical facilities and consolidated 127 surgical facilities for financial reporting purposes.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of revenues by service type as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Patient service revenues:
Surgical Facility Services	94.0%	96.0%	94.5%	96.0%
Ancillary Services	4.1%	2.6%	3.8%	2.5%
Total patient service revenues	98.1%	98.6%	98.3%	98.5%
Other service revenues	1.9%	1.4%	1.7%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$398.0	53.2%	$341.6	51.9%
Government	310.1	41.5%	278.2	42.3%
Self-pay	20.7	2.8%	17.1	2.6%
Other (1)	19.3	2.5%	21.1	3.2%
Total patient service revenues	748.1	100.0%	658.0	100.0%
Other service revenues	14.0		9.6
Total revenues	$762.1		$667.6

	Six Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$759.0	52.2%	$677.2	51.5%
Government	613.7	42.2%	566.0	43.1%
Self-pay	40.5	2.8%	32.7	2.5%
Other (1)	40.2	2.8%	38.5	2.9%
Total patient service revenues	1,453.4	100.0%	1,314.4	100.0%
Other service revenues	26.1		19.4
Total revenues	$1,479.5		$1,333.8

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
The Company's effective tax rate was 15.0% for the six months ended June 30, 2024 compared to (19.0)% for the six months ended June 30, 2023. For the six months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, state tax expense, and a discrete tax expense of $0.6 million related to the vesting of restricted stock awards. For the six months ended June 30, 2023, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (i) $1.8 million related to the vesting of restricted stock awards and (ii) $15.9 million related to entity divestitures. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions and disposals for the six months ended June 30, 2024 is included in Note 2. "Acquisitions and Disposals."
A summary of activity related to goodwill for the six months ended June 30, 2024 is as follows (in millions):

Balance at December 31, 2023	$4,326.0
Acquisitions, including post acquisition adjustments	486.3
Disposals	(6.0)
Balance at June 30, 2024	$4,806.3
A detailed evaluation of potential impairment indicators was performed as of June 30, 2024, which specifically considered recent increases in interest rates, inflation risk and market volatility. On the basis of available evidence as of June 30, 2024, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Non-Controlling Interests—Redeemable
Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. Management believes the likelihood of an event occurring that would trigger such purchases was remote as of June 30, 2024. The non-controlling interests—redeemable are reported outside of stockholders' equity in the condensed consolidated balance sheets.
A summary of activity related to redeemable non-controlling interests is as follows (in millions):

	Six Months Ended June 30,
	2024	2023

Balance at beginning of period	$327.4	$342.0
Net income attributable to non-controlling interests—redeemable	15.8	19.0
Acquisition and disposal of shares of non-controlling interests, net—redeemable	120.3	(10.0)
Distributions to non-controlling interest —redeemable holders	(21.4)	(22.9)
Balance at end of period	$442.1	$328.1
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

Senior secured term loan	$1,398.5	$1,398.4	$1,402.0	$1,401.9
6.750% senior unsecured notes due 2025	$—	$185.0	$—	$183.2
10.000% senior unsecured notes due 2027	$—	$320.0	$—	$321.2
7.250% senior unsecured notes due 2032	$800.0	$—	$808.0	$—
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values based on Level 3 inputs.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of June 30, 2024, the Company's consolidated VIEs consisted of nine surgical facilities, eighteen physician practices, and one anesthesia practice.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, were $71.9 million and $65.3 million, respectively, and the total liabilities of the consolidated VIEs were $43.0 million and $41.2 million, respectively.
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
2. Acquisitions, Disposals and Deconsolidations
Acquisitions
During the six months ended June 30, 2024:
•The Company acquired a controlling interest in six surgical facilities and several physician practices for aggregate cash consideration of $264.6 million, net of cash acquired, and non-cash consideration of $1.1 million, which consisted of a non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $290.7 million, goodwill of $483.0 million and investments and advances to affiliates of $44.6 million related to an acquired surgical facility accounted for as an equity method investment.
During the six months ended June 30, 2023:
•The Company acquired a controlling interest in one surgical facility and one physician practice for aggregate cash consideration of $17.9 million, net of cash acquired and non-cash consideration of $1.3 million, which consisted of non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $12.0 million and goodwill of $27.4 million.
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
•The Company acquired non-controlling interests in four surgical facilities and two in-development de novo surgical facilities for aggregate cash consideration of $48.4 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the condensed consolidated balance sheets. The Company also paid cash consideration of $20.0 million to acquire management rights from the prior management service provider related to three of the aforementioned surgical facilities. Management rights agreements are accounted for and recorded as a component of intangibles assets, net in the accompanying condensed consolidated balance sheets. The cash paid to acquire the management rights is presented as a component of other investing activities on the condensed consolidated statements of cash flows.
Disposals and Deconsolidations
During the six months ended June 30, 2024:
•The Company disposed of its non-controlling interests in one surgical facility, which was previously accounted for as an equity method investment, for cash proceeds of $2.0 million. In connection with this transaction, the Company recognized a pre-tax loss of $3.7 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2024.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•The Company sold a portion of its interests in one surgical facility for net cash proceeds of $2.5 million. As a result of the transaction, the Company lost control of the previously controlled surgical facility but retains a non-controlling interest, resulting in the deconsolidation of the previously consolidated entity. This transaction resulted in a pretax net gain on deconsolidation of $2.7 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2024. The net gain was determined based on the difference between the net cash proceeds plus the fair value of the Company’s retained interests in the entity and the carrying values of both the tangible and intangible assets of the entity immediately prior to the transaction.
During the six months ended June 30, 2023:
•The Company sold its interests in four surgical facilities for aggregate net cash proceeds of $30.4 million, a portion of which was held in escrow pursuant to the purchase agreements for such transactions. In connection with these transactions, the Company recognized a pre-tax gain of $26.7 million included in net loss on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the six months ended June 30, 2023.
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
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	June 30, 2024	December 31, 2023

Senior secured term loan (1)	$1,398.5	$1,398.4
Senior secured revolving credit facility	46.0	—
6.750% senior unsecured notes due 2025	—	185.0
10.000% senior unsecured notes due 2027	—	320.0
7.250% senior unsecured notes due 2032	800.0	—
Notes payable and other secured loans	210.0	205.2
Finance lease obligations	712.6	693.6
Less: unamortized debt issuance costs and discounts	(35.0)	(27.1)
Total debt	3,132.1	2,775.1
Less: current maturities	92.4	73.3
Total long-term debt	$3,039.7	$2,701.8
(1)Includes unamortized fair value discount of $1.5 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively.
Revolving Credit Facility
As of June 30, 2024, the Company's availability on its $703.8 million senior secured revolving credit facility (the "Revolver") was $647.8 million (including letters of credit of $10.0 million). The increase in outstanding borrowings on the Revolver, was primarily due to the timing of acquisitions completed during the first quarter of 2024.
7.250% Senior Unsecured Notes Due 2032
On April 10, 2024, the Company completed the issuance and sale of $800.0 million in aggregate principal amount of senior unsecured notes due 2032 (the "2032 Notes"). The 2032 Notes were issued pursuant to an Indenture dated April 10, 2024 by and among Surgery Center Holdings, Inc., certain subsidiaries of Surgery Center Holdings, Inc., as guarantors, and Wilmington Trust, National Association, as trustee. The 2032 Notes bear interest at an annual rate of 7.250% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2024. Proceeds from the sale of the 2032 Notes were used (i) to redeem all of the outstanding 6.750% senior unsecured notes due 2025 (the "2025 Notes") and the 10.000% senior unsecured notes due 2027 (the "2027 Notes," together with the 2025 Notes, the "Existing Notes"), (ii) to pay accrued interest on the Existing Notes through, but not including, April 25, 2024, (iii) to pay related fees and expenses in connection with the offering of the 2032 Notes and redemption of the Existing Notes and (iv) for general corporate purposes, including to fund future acquisitions.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
First Amendment to Credit Agreement
On June 20, 2024, the Company entered into a first amendment (the "Amendment") to its credit agreement, dated as of December 19, 2023, by and among Surgery Center Holdings, Inc., the Borrower, Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto from time to time (the "Credit Agreement") to provide for a new tranche of term loans under the Credit Agreement in an aggregate principal amount of $1,400 million (the “2024 Refinancing Term Loans”), which 2024 Refinancing Term Loans replace or refinance in full all of the existing term loans outstanding under the Credit Agreement (as in effect immediately prior to the Amendment), all as further set forth in the Amendment. The 2024 Refinancing Term Loans mature on December 19, 2030. The 2024 Refinancing Term Loans shall bear interest at a rate per annum equal to (x) the forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) plus 2.75% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate plus 0.5% per annum above the federal funds effective rate and (ii) Term SOFR plus 1.00% per annum (which shall not be less than 1.00%)) plus 1.75% per annum. The 2024 Refinancing Term Loans amortize in equal quarterly installments of 0.25% of the aggregate original principal amount of the 2024 Refinancing Term Loans (such amortization payments will commence on or around the last business day of the fiscal quarter ending June 30, 2024). Voluntary prepayments of the 2024 Refinancing Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except a 1.00% call premium in the case of certain repricing events occurring prior to the sixth month anniversary of the Amendment Effective Date).
In connection with the Amendment, the Company recorded debt issuance costs and discount of $2.4 million, and a debt extinguishment loss of $5.1 million which is included in loss on debt extinguishment in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2024. The loss on debt extinguishment includes the partial write-off of unamortized debt issuance costs and discounts.

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
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the condensed consolidated balance sheets (in millions):

	Classification in Condensed Consolidated Balance Sheets	June 30, 2024	December 31, 2023

Assets:
Operating lease assets	Right-of-use operating lease assets	$266.9	$255.3
Finance lease assets	Property and equipment, net of accumulated depreciation	594.6	587.0
Total leased assets		$861.5	$842.3

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$39.3	$37.6
Long-term	Right-of-use operating lease liabilities	257.6	248.9
Total operating lease liabilities		296.9	286.5
Finance lease liabilities:
Current	Current maturities of long-term debt	28.5	25.4
Long-term	Long-term debt, less current maturities	684.1	668.2
Total finance lease liabilities		712.6	693.6
Total lease liabilities		$1,009.5	$980.1

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statements of operations (in millions):

	Six Months Ended June 30,
	2024	2023

Operating lease costs	$32.3	$33.2
Finance lease costs:
Amortization of leased assets	23.6	18.3
Interest on lease liabilities	26.7	23.8
Total finance lease costs	50.3	42.1
Variable and short-term lease costs	11.8	10.4
Total lease costs	$94.4	$85.7
The following table presents supplemental cash flow information (in millions):

	Six Months Ended June 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$31.3	$32.2
Operating cash outflows from finance leases	$25.4	$22.6
Financing cash outflows from finance leases	$15.4	$12.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$38.0	$15.1
Finance leases	$21.2	$23.6
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
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		June 30, 2024		December 31, 2023
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	147.5	Active	151.4	Active	March 31, 2025
Interest rate cap	September 30, 2021	8.4	Active	8.7	Active	March 31, 2025
Deferred premium cap	March 31, 2025	396.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	396.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	—	N/A	December 31, 2028
		$2,741.9		$1,360.1
As of June 30, 2024, the Company had three interest rate swaps with a total net notional amount of $1.2 billion. The interest rate swaps are pay-fixed, receive 1-Month Secured Overnight Financing Rate ("SOFR") (subject to a minimum of 0.75%) designated in cash flow hedging relationships and have a termination date of March 31, 2025.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2024, the Company had two interest rate caps designated in cash flow hedging relationships with a total notional amount of $155.9 million. The interest rate caps each have a termination date of March 31, 2025. During the six months ended June 30, 2023, the Company partially terminated a previously undesignated portion of one of its interest rate caps. In connection with the termination, the Company received $8.6 million, which is included as a component of operating activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2023.
On April 9, 2024, the Company entered into five deferred premium interest rate cap agreements, each with an effective date of March 31, 2025. The interest rate caps are designated in cash flow hedging relationships with a total notional amount of $1.4 billion. The deferred premium interest rate caps each have a termination date of December 31, 2028. These financial instruments are designed to limit the Company's interest rate exposure on its term loan concurrent with the expected maturity of positions held as of June 30, 2024. As of June 30, 2024, the Company's deferred premium interest rate caps had a total notional amount of $1.4 billion.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $39.1 million will be reclassified as a decrease to interest expense.
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Derivatives in cash flow hedging relationships
Interest rate caps (1)	$4.2	$—	$6.0	$—
Interest rate swaps (1)	36.1	—	51.4	—
Interest rate caps	—	3.4	—	—
Interest rate swaps (2) (3)	—	10.7	—	17.8
Total	$40.3	$14.1	$57.4	$17.8
(1)Amounts were included in other current assets and other long-term assets on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
(2)Amounts related to the financing component of the pay-fixed interest rate swaps.
(3)Amounts were included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statements of operations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2024	2023	2024	2023
Derivatives not designated as hedging instruments
Loss recognized in income	Other income, net	$—	$—	$—	$0.6

Derivatives in cash flow hedging relationships
Gain (loss) recognized in OCI (effective portion)		$(0.1)	$21.9	$9.1	$16.7
Gain reclassified from accumulated OCI into income (effective portion) (1)	Interest expense, net	$(14.8)	$(8.0)	$(29.5)	$(14.1)
(1)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $5.3 million and $10.7 million for the three and six months ended June 30, 2023, respectively. There were no corresponding amounts for the three and six months ended June 30, 2024.
6. Earnings Per Share
Basic and diluted earnings (loss) per share are calculated based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings per share. A reconciliation of the numerator and denominator of basic and diluted earnings per share follows (dollars in millions, except per share amounts; shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator:
Net (loss) income attributable to Surgery Partners, Inc.	$(15.5)	$18.9	$(27.9)	$(6.0)

Denominator:
Weighted average common shares outstanding:
Basic	126,134	125,718	126,053	125,463
Diluted (1)	126,134	127,370	126,053	125,463

Net loss per share attributable to common stockholders:
Basic	$(0.12)	$0.15	$(0.22)	$(0.05)
Diluted (1)	$(0.12)	$0.15	$(0.22)	$(0.05)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	1,052	—	1,152	1,407
Restricted shares	110	—	154	147
(1)The impact of potentially dilutive securities for the three months ended June 30, 2024 and the six months ended June 30, 2024 and 2023 was not considered because the effect would be anti-dilutive.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Other Current Liabilities
A summary of other current liabilities was as follows (in millions):

	June 30, 2024	December 31, 2023

Right-of-use operating lease liabilities	$39.3	$37.6
Cost report liabilities	21.3	23.9
Amounts due to patients and payors	30.0	23.9
Interest payable	16.7	17.8
Interest rate swaps	10.7	—
Accrued expenses and other	104.3	100.9
Total	$222.3	$204.1
8. Commitments and Contingencies
Professional, General and Workers' Compensation, and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation and cyber liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of June 30, 2024 and December 31, 2023 were $18.3 million and $18.2 million, respectively. Expected insurance recoveries of $10.2 million as of both June 30, 2024 and December 31, 2023 are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.

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
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Surgical Facility Services	$730.4	$650.2	$1,423.1	$1,299.2
Ancillary Services	31.7	17.4	56.4	34.6
Total	$762.1	$667.6	$1,479.5	$1,333.8

Adjusted EBITDA:
Surgical Facility Services	$143.0	$126.7	$269.7	$245.5
Ancillary Services	0.1	(0.1)	(1.3)	(1.5)
All other	(24.8)	(26.4)	(52.6)	(53.7)
Total	$118.3	$100.2	$215.8	$190.3

Reconciliation of Adjusted EBITDA:
Income before income taxes	$33.3	$49.9	$62.0	$49.5

Net income attributable to non-controlling interests	(43.9)	(38.8)	(80.6)	(64.9)
Interest expense, net	51.5	47.7	98.8	94.5
Depreciation and amortization	34.8	24.4	68.5	58.1
Equity-based compensation expense	15.1	4.6	20.0	8.8
Transaction, integration and acquisition costs (1)	20.8	13.0	39.7	25.8
Net loss (gain) on disposals, consolidations and deconsolidations	5.3	(8.8)	6.8	1.7
Litigation settlements and regulatory change impact (2)	1.1	1.7	(0.1)	9.7
Loss on debt extinguishment	5.1	—	5.1	—
Undesignated derivative activity	—	—	—	0.6
Other (3)	(4.8)	6.5	(4.4)	6.5
Adjusted EBITDA	$118.3	$100.2	$215.8	$190.3
(1)This amount includes transaction and integration costs of $19.3 million and $12.0 million for the three months ended June 30, 2024 and 2023, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.5 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively.
This amount includes transaction and integration costs of $36.7 million and $24.5 million for the six months ended June 30, 2024 and 2023, respectively. This amount further includes start-up costs related to de novo surgical facilities of $3.0 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.
(2)This amount includes a litigation settlement loss of $0.5 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. This amount also includes other litigation costs of $0.6 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively.
This amount includes a litigation settlements gain of $1.3 million and a loss of $4.5 million for the six months ended June 30, 2024 and 2023, respectively. This amount also includes other litigation costs of $1.2 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, the six months ended June 30, 2023 includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
(3)For the three and six months ended June 30, 2024, this amount includes insurance proceeds related to cyber event losses predominantly incurred in 2023. For the three and six months ended June 30, 2023, this amount includes estimates for the net impact of the same cyber event and losses from a divested business.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2024	December 31, 2023
Assets:
Surgical Facility Services	$6,874.7	$6,347.4
Ancillary Services	68.1	36.3
All other	545.8	493.0
Total assets	$7,488.6	$6,876.7

	Six Months Ended June 30,
	2024	2023
Cash purchases of property and equipment:
Surgical Facility Services	$39.1	$49.5
Ancillary Services	1.3	0.6
All other	7.5	—
Total cash purchases of property and equipment	$47.9	$50.1

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
Executive Overview
As of June 30, 2024, we owned or operated, primarily in partnership with physicians, a portfolio of 167 surgical facilities comprised of 148 ASCs and 19 surgical hospitals across 33 states. We owned a majority interest in 92 of the surgical facilities and consolidated 127 of these facilities for financial reporting purposes.
Total revenues for the second quarter of 2024 increased 14.2% to $762.1 million from $667.6 million for the second quarter of 2023. The increase in revenues was attributable to same-facility revenue growth and the net impact from acquisitions and divestitures completed during the twelve months ended June 30, 2024. Days adjusted same-facility revenues for the second quarter of 2024 increased 9.9% from the second quarter of 2023, with an 5.7% increase in revenue per case and a 3.9% increase in same-facility cases. Additionally, for the second quarter of 2024, Adjusted EBITDA increased 18.1% to $118.3 million compared to $100.2 million for the same period in 2023. The increase in Adjusted EBITDA was primarily attributable to revenue growth, continued cost management initiatives and acquisitions completed since the prior year period. For the second quarter of 2024, net loss attributable to common stockholders was $15.5 million compared to net income attributable to common stockholders of $18.9 million for the same period in 2023. A reconciliation of non-GAAP financial measures appears below under the heading "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and other portfolio management initiatives. During the second quarter of 2024, we completed the following:
•We acquired a controlling interest in six surgical facilities and several physician practices for aggregate cash consideration of $264.6 million, net of cash acquired, and non-cash consideration of $1.1 million.
•We sold a non-controlling interest in a surgical facility for net cash proceeds of $2.0 million.

•We sold a portion of our interests in a surgical facility for net cash proceeds of $2.5 million. In connection with this transaction, we no longer hold a controlling interest in the surgical facility but did retain a non-controlling interest, which resulted in the deconsolidation of the previously consolidated entity.
We had cash and cash equivalents of $213.5 million and $647.8 million of borrowing capacity under the Revolver as of June 30, 2024.
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
The following table summarizes revenues by service type as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Patient service revenues:
Surgical Facility Services	94.0%	96.0%	94.5%	96.0%
Ancillary Services	4.1%	2.6%	3.8%	2.5%
Total patient service revenues	98.1%	98.6%	98.3%	98.5%
Other service revenues	1.9%	1.4%	1.7%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Private insurance payors	53.2%	51.9%	52.2%	51.5%
Government payors	41.5%	42.3%	42.2%	43.1%
Self-pay payors	2.8%	2.6%	2.8%	2.5%
Other payors (1)	2.5%	3.2%	2.8%	2.9%
Total	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Orthopedics and pain management	39.9%	34.7%	40.0%	35.2%
Ophthalmology	23.4%	24.7%	23.4%	24.4%
Gastrointestinal	22.6%	24.9%	22.3%	24.2%
General surgery	2.3%	2.6%	2.3%	2.8%
Other	11.8%	13.1%	12.0%	13.4%
Total	100.0%	100.0%	100.0%	100.0%
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

Results of Operations
Comparison of Operating Results for the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
The following tables summarize certain results from the statements of operations for the periods indicated (in millions):

	Three Months Ended June 30,
	2024	2023

Revenues	$762.1	$667.6
Operating expenses:
Cost of revenues	582.9	513.5
General and administrative expenses	40.3	31.2
Depreciation and amortization	34.8	24.4
Transaction and integration costs	19.3	12.0
Net loss (gain) on disposals, consolidations and deconsolidations	5.3	(8.8)
Equity in earnings of unconsolidated affiliates	(4.4)	(2.6)
Litigation settlements	0.5	1.5
Loss on debt extinguishment	5.1	—
Other income, net	(6.5)	(1.2)
	677.3	570.0
Operating income	84.8	97.6
Interest expense, net	(51.5)	(47.7)
Income before income taxes	33.3	49.9
Income tax (expense) benefit	(4.9)	7.8
Net income	28.4	57.7
Less: Net income attributable to non-controlling interests	(43.9)	(38.8)
Net (loss) income attributable to Surgery Partners, Inc.	$(15.5)	$18.9
Revenues. The following table sets forth patient service revenues (in millions):

	Three Months Ended June 30,
	2024	2023

Patient service revenues	$748.1	$658.0
Other service revenues	14.0	9.6
Total revenues	$762.1	$667.6
Patient service revenues increased 13.7% to $748.1 million for the three months ended June 30, 2024 compared to $658.0 million for the three months ended June 30, 2023. The increase was primarily driven by a 9.9% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed during the twelve months ended June 30, 2024. The increase in days adjusted same-facility revenues was attributable to a 3.9% increase in same-facility case volumes and a 5.7% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $582.9 million for the three months ended June 30, 2024 compared to $513.5 million for the three months ended June 30, 2023. The increase was primarily driven by increased performance of high acuity procedures and acquisitions completed during the twelve months ended June 30, 2024. As a percentage of revenues, cost of revenues was 76.5% and 76.9% for the three months ended June 30, 2024 and 2023, respectively.
General and Administrative Expenses. General and administrative expenses were $40.3 million and $31.2 million for the three months ended June 30, 2024 and 2023, respectively. As a percentage of revenues, general and administrative expenses were 5.3% and 4.7% for the three months ended June 30, 2024 and 2023, respectively.
Depreciation and Amortization. Depreciation and amortization expenses were $34.8 million and $24.4 million for the three months ended June 30, 2024 and 2023, respectively. As a percentage of revenues, depreciation and amortization expenses were 4.6% and 3.7% for the three months ended June 30, 2024 and 2023, respectively.
Transaction and Integration Costs. The Company incurred $19.3 million of transaction and integration costs for the three months ended June 30, 2024 compared to $12.0 million for the three months ended June 30, 2023. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions.

Net Loss (Gain) on Disposals, Consolidations and Deconsolidations. The net loss (gain) on disposals, consolidations and deconsolidations for the three months ended June 30, 2024 and 2023 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements. The remaining net loss (gain) in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $51.5 million for the three months ended June 30, 2024 compared to $47.7 million for the three months ended June 30, 2023. As a percentage of revenues, interest expense, net was 6.8% and 7.1% for the three months ended June 30, 2024 and 2023, respectively.
Income Tax (Expense) Benefit. Income tax expense was $4.9 million for the three months ended June 30, 2024 compared to income tax benefit of $7.8 million for the three months ended June 30, 2023. The effective tax rate was 14.7% and (15.6)% for the three months ended June 30, 2024 and 2023, respectively. See Note 1. "Organization and Summary of Accounting Policies" under the heading Income Taxes for additional information related to the Company's effective tax rates for the three months ended June 30, 2024 and June 30, 2023, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.8% for each of the three months ended June 30, 2024 and 2023.
Comparison of Operating Results for the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The following tables summarize certain results from the statements of operations for the periods indicated (dollars in millions):

	Six Months Ended June 30,
	2024	2023

Revenues	$1,479.5	$1,333.8
Operating expenses:
Cost of revenues	1,145.0	1,045.7
General and administrative expenses	73.5	63.2
Depreciation and amortization	68.5	58.1
Transaction and integration costs	36.7	24.5
Net loss on disposals, consolidations and deconsolidations	6.8	1.7
Equity in earnings of unconsolidated affiliates	(7.1)	(5.9)
Litigation settlements	(1.3)	4.5
Loss on debt extinguishment	5.1	—
Other income, net	(8.5)	(2.0)
	1,318.7	1,189.8
Operating income	160.8	144.0
Interest expense, net	(98.8)	(94.5)
Income before income taxes	62.0	49.5
Income tax (expense) benefit	(9.3)	9.4
Net income	52.7	58.9
Less: Net income attributable to non-controlling interests	(80.6)	(64.9)
Net loss attributable to Surgery Partners, Inc.	$(27.9)	$(6.0)
Revenues. The following table sets forth patient service revenues (in millions):

	Six Months Ended June 30,
	2024	2023

Patient service revenues	$1,453.4	$1,314.4
Other service revenues	26.1	19.4
Total revenues	$1,479.5	$1,333.8

Patient service revenues increased 10.6% to $1.5 billion for the six months ended June 30, 2024 compared to $1.3 billion for the six months ended June 30, 2023. The increase was primarily driven by a 10.0% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed in 2024. The increase in days adjusted same-facility revenues was attributable to a 2.7% increase in same-facility case volumes and a 7.1% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $1.1 billion for the six months ended June 30, 2024 compared to $1.0 billion for the six months ended June 30, 2023. The increase was primarily driven by increased performance of high acuity procedures and acquisitions completed in 2024. As a percentage of revenues, cost of revenues was 77.4% and 78.4% for the six months ended June 30, 2024 and 2023, respectively.
General and Administrative Expenses. General and administrative expenses were $73.5 million and $63.2 million for the six months ended June 30, 2024 and 2023, respectively. As a percentage of revenues, general and administrative expenses were 5.0% and 4.7% for the six months ended June 30, 2024 and 2023, respectively.
Depreciation and Amortization. Depreciation and amortization expenses were $68.5 million and $58.1 million for the six months ended June 30, 2024 and 2023, respectively. As a percentage of revenues, depreciation and amortization expenses were 4.6% and 4.4% for the six months ended June 30, 2024 and 2023, respectively.
Transaction and Integration Costs. The Company incurred $36.7 million of transaction and integration costs for the six months ended June 30, 2024 compared to $24.5 million for the six months ended June 30, 2023. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions.
Net Loss (Gain) on Disposals, Consolidations and Deconsolidations. The net loss (gain) on disposals, consolidations and deconsolidations for the six months ended June 30, 2024 and 2023 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements. The remaining net loss (gain) in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $98.8 million for the six months ended June 30, 2024 compared to $94.5 million for the six months ended June 30, 2023. As a percentage of revenues, interest expense, net was 6.7% and 7.1% for the six months ended June 30, 2024 and 2023, respectively.
Income Tax (Expense) Benefit. Income tax expense was $9.3 million for the six months ended June 30, 2024 compared to income tax benefit of $9.4 million for the six months ended June 30, 2023. The effective tax rate was 15.0% and (19.0)% for the six months ended June 30, 2024 and 2023, respectively. See Note 1. "Organization and Summary of Accounting Policies" under the heading Income Taxes for additional information related to the Company's effective tax rates for the six months ended June 30, 2024 and 2023, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.4% and 4.9% for the six months ended June 30, 2024 and 2023, respectively.
Liquidity and Capital Resources
Cash and cash equivalents were $213.5 million at June 30, 2024 compared to $195.9 million at December 31, 2023.
The primary source of our operating cash flows is the collection of accounts receivable from private insurance companies, federal and state agencies (under the Medicare and Medicaid programs) and individuals. Our cash flows provided by operating activities was $123.5 million for the six months ended June 30, 2024 compared to $126.6 million for the six months ended June 30, 2023. The $3.1 million decrease was primarily driven by the timing of routine transactions involving working capital and accrued payroll and benefits.
Net cash used in investing activities for the six months ended June 30, 2024 was $327.2 million compared to $141.9 million for the six months ended June 30, 2023. The $185.3 million increase was primarily driven by an aggregate net increase of $174.4 million in payments for acquisitions (net of cash acquired) and purchases of equity method investments and a $24.6 million decrease in proceeds from sales of facilities.
Net cash provided by financing activities for the six months ended June 30, 2024 was $221.3 million compared to net cash used of $90.2 million for the six months ended June 30, 2023. The increase of $311.5 million was primarily driven by net proceeds received from the issuance and sale of $800.0 million in senior unsecured notes, partially offset by the redemption all the Existing Notes (as discussed in the following section). The remaining increase was due to net borrowings on the Revolver used to fund acquisitions completed during the six months ended June 30, 2024.

Debt
On April 10, 2024, we completed the issuance and sale of $800.0 million in aggregate principal amount of senior unsecured notes due 2032 (the "2032 Notes"). The 2032 Notes bear interest at an annual rate of 7.250% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2024. Proceeds from sale of the 2032 Notes were used (i) to redeem all of the outstanding 2025 Notes and 2027 Notes, (ii) to pay accrued interest on the Existing Notes through, but not including, April 25, 2024, (iii) to pay related fees and expenses in connection with the offering of the 2032 Notes and redemption of the Existing Notes, and (iv) for general corporate purposes, including to fund future acquisitions.
On June 20, 2024, the Company entered into a first amendment to its credit agreement, dated as of December 19, 2023, by and among Surgery Center Holdings, Inc., the Borrower, Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto from time to time to provide for a new tranche of term loans under the Credit Agreement in an aggregate principal amount of $1.4 billion, which 2024 Refinancing Term Loans replace or refinance in full all of the existing term loans outstanding under the Credit Agreement (as in effect immediately prior to the Amendment), all as further set forth in the Amendment. The 2024 Refinancing Term Loans mature on December 19, 2030. The 2024 Refinancing Term Loans shall bear interest at a rate per annum equal to (x) the forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) plus 2.75% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate plus 0.5% per annum above the federal funds effective rate and (ii) Term SOFR plus 1.00% per annum (which shall not be less than 1.00%) plus 1.75% per annum. The 2024 Refinancing Term Loans amortize in equal quarterly installments of 0.25% of the aggregate original principal amount of the 2024 Refinancing Term Loans (such amortization payments will commence on or around the last business day of the fiscal quarter ending June 30, 2024). Voluntary prepayments of the 2024 Refinancing Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except a 1.00% call premium in the case of certain repricing events occurring prior to the sixth month anniversary of the Amendment Effective Date).
Capital Resources
Net working capital was approximately $460.7 million at June 30, 2024 compared to $372.0 million at December 31, 2023.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.
Material Cash Requirements
There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the six months ended June 30, 2024 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.
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

The following table reconciles Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$33.3	$49.9	$62.0	$49.5
Plus (minus):
Net income attributable to non-controlling interests	(43.9)	(38.8)	(80.6)	(64.9)
Depreciation and amortization	34.8	24.4	68.5	58.1
Interest expense, net	51.5	47.7	98.8	94.5
Equity-based compensation expense	15.1	4.6	20.0	8.8
Transaction, integration and acquisition costs (1)	20.8	13.0	39.7	25.8
Net loss (gain) on disposals, consolidations and deconsolidations	5.3	(8.8)	6.8	1.7
Litigation settlements and regulatory change impact (2)	1.1	1.7	(0.1)	9.7
Loss on debt extinguishment	5.1	—	5.1	—
Undesignated derivative activity	—	—	—	0.6
Other (3)	(4.8)	6.5	(4.4)	6.5
Adjusted EBITDA	118.3	100.2	215.8	190.3
(1)This amount includes transaction and integration costs of $19.3 million and $12.0 million for the three months ended June 30, 2024 and 2023, respectively. This amount further includes start-up costs related to de novo surgical facilities of $1.5 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively.
This amount includes transaction and integration costs of $36.7 million and $24.5 million for the six months ended June 30, 2024 and 2023, respectively. This amount further includes start-up costs related to de novo surgical facilities of $3.0 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.
(2)This amount includes a litigation settlement loss of $0.5 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. This amount also includes other litigation costs of $0.6 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively.
This amount includes a litigation settlements gain of $1.3 million and a loss of $4.5 million for the six months ended June 30, 2024 and 2023, respectively. This amount also includes other litigation costs of $1.2 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, the six months ended June 30, 2023 includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
(3)For the three and six months ended June 30, 2024, this amount includes insurance proceeds related to cyber event losses predominantly incurred in 2023. For the three and six months ended June 30, 2023, this amount includes estimates for the net impact of the same cyber event and losses from a divested business.
We use Credit Agreement EBITDA as a measure of liquidity and to determine our compliance under certain covenants pursuant to our Credit Agreement, as amended. Credit Agreement EBITDA is determined on a trailing twelve-month basis. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Credit Agreement EBITDA is not a measurement of liquidity under GAAP and should not be considered in isolation or as a substitute for any other measure calculated in accordance with GAAP. The items excluded from Credit Agreement EBITDA are significant components in understanding and evaluating our liquidity. Our calculation of Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended June 30, 2024

Cash flows from operating activities	$290.7
Plus (minus):
Non-cash interest expense, net	(15.0)
Non-cash lease expense	(36.0)
Deferred income taxes	(17.4)
Equity in earnings of unconsolidated affiliates, net of distributions received	1.2
Changes in operating assets and liabilities, net of acquisitions and divestitures	103.1
Income tax expense	18.4
Net income attributable to non-controlling interests	(162.9)
Interest expense, net	197.3
Transaction, integration and acquisition costs	78.8
Litigation settlements and other litigation costs	7.7
Other (1)	(2.3)
Acquisitions and synergies (2)	73.6
Credit Agreement EBITDA	$537.2
(1)This amount includes estimates for the impact of a cyber event and losses from divested business that occurred in 2023.
(2)Represents impact of acquisitions as if each acquisition had occurred on July 1, 2023. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Credit Agreement, as amended.
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
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at June 30, 2024, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2024.
For more information regarding our interest rate swap and cap agreements, please refer to Note 5. "Derivatives and Hedging Activities" of the accompanying notes to the condensed consolidated financial statements for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to claims and suits, or threats of claims or suits, relating to our business, including claims for damages for personal injuries, breach of management contracts and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, which may not be covered by insurance or may otherwise have a material adverse effect on our business or results of operations. In the opinion of management, we are not currently a party to any proceedings that would have a material adverse effect on our business, financial condition, or results of operations.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Compensatory Arrangements of Certain Officers
On August 5, 2024, Bradley R. Owens, the President, National Group of Surgery Partners, Inc. (the “Company”), notified the Board of Directors of the Company of his retirement from the Company. Mr. Owens and the Company agreed that Mr. Owens’ resignation would be effective August 31, 2024.
In connection with his retirement and in recognition of his service to the Company, the Company entered into a retirement agreement (the “Retirement Agreement”) with Mr. Owens. Pursuant to the Retirement Agreement, Mr. Owens will receive (a) all base salary earned but not paid as of his retirement date, (b) 12 months of continued base salary, (c) $385,000, representing his target bonus, payable over a period of 12 months, (d) an amount equal to a prorated portion (based on time employed in 2024) of any bonus earned for the calendar year 2024 determined and paid following the end of calendar year 2024 in accordance with the Company’s past practices for the determination of annual bonuses, and (e) continued health and welfare plan benefits for a period of 12 months at no cost to him. In addition, pursuant to the Retirement Agreement, Mr. Owens shall be entitled to the vesting of all of his outstanding, unvested restricted stock awards upon the effectiveness of his retirement and shall be entitled to vesting of all of his outstanding, unvested performance stock unit awards in accordance with and on the terms and dates specified in the applicable award agreements. The Retirement Agreement also contains a release of claims and various restrictive covenants, including covenants relating to confidentiality, as well as covenants not to compete with the Company or to solicit its employees.
The foregoing description of the Retirement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Retirement Agreement, a copy of which is attached to this report as Exhibit 10.3 and incorporated by reference herein.
Nonqualified Deferred Compensation Plan
Effective August 1, 2024, Surgery Partners, Inc. (the “Company”) and its wholly-owned subsidiary, SP Management Services, Inc., adopted the SP Management Services, Inc. Nonqualified Deferred Compensation Plan (the “Plan”). Participation in the Plan is voluntary and is limited to a select group of management or highly compensated employees of the Company. The Plan enables participants to voluntarily defer a portion of the receipt of their base salary and cash bonus payments to be earned in the future.
The Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended. The Plan allows for participant deferrals of up to 50% of such participant’s annual base compensation and up to 90% of such participant’s annual bonus. The Plan also permits, but does not require, the Company to make discretionary contributions to participants’ Plan accounts. Participants are at all times 100% vested in the amounts credited to their deferral accounts, but Company contributions may be subject to vesting requirements.
Each participant’s deferred compensation account will be deemed invested in investments selected by the Plan administrator. Participants will be eligible to receive distributions from their deferral accounts at pre-selected specified dates prior to their termination of employment or at or after their termination of employment in a lump sum or installments pursuant to elections made under the rules of the Plan.
The foregoing summary of the Plan does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Plan, a copy of which is attached to this report as Exhibit 10.4 and incorporated by reference herein.
Insider Trading Arrangements
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

No.	Description

4.1
Indenture, dated April 10, 2024, among Surgery Center Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 10, 2024).

4.2	Form of 7.250% Notes due 2032 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 10, 2024).
10.1	Surgery Partners, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement filed on April 25, 2024).
10.2
First Amendment to Credit Agreement, dated as of June 20, 2024, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the Subsidiary Guarantors, Jefferies Finance LLC, and the other lenders party thereto. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2024).

10.3	Retirement Agreement, dated August 5, 2024, by and between Surgery Partners, Inc. and Bradley R. Owens.
10.4	SP Management Services, Inc. Nonqualified Deferred Compensation Plan
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

Date:	August 6, 2024	By:	/s/ David T. Doherty
David T. Doherty
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)