Form 10-Q
period 2024-09-30
Surgery Partners, Inc.
filed 2024-11-12
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of November 5, 2024, there were 127,113,514 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$221.8	$195.9
Accounts receivable	542.9	496.4
Inventories	82.0	75.2
Prepaid expenses	45.2	31.0
Other current assets	143.9	96.5
Total current assets	1,035.8	895.0
Property and equipment, net of accumulated depreciation of $558.8 and $454.4, respectively	1,004.5	968.7
Goodwill and other intangible assets, net	4,861.5	4,380.8
Investments in and advances to affiliates	214.8	184.1
Right-of-use operating lease assets	297.5	255.3
Long-term deferred tax assets	79.2	89.5
Other long-term assets	41.1	103.3
Total assets	$7,534.4	$6,876.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$170.8	$171.8
Accrued payroll and benefits	64.9	73.8
Other current liabilities	242.2	204.1
Current maturities of long-term debt	97.3	73.3
Total current liabilities	575.2	523.0
Long-term debt, less current maturities	3,094.2	2,701.8
Right-of-use operating lease liabilities	286.4	248.9
Other long-term liabilities	30.3	41.1

Non-controlling interests—redeemable	436.4	327.4

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 127,127,901 and 126,593,727, respectively	1.3	1.3
Additional paid-in capital	2,513.5	2,497.6
Accumulated other comprehensive income	10.5	57.5
Retained deficit	(628.8)	(569.2)
Total Surgery Partners, Inc. stockholders' equity	1,896.5	1,987.2
Non-controlling interests—non-redeemable	1,215.4	1,047.3
Total stockholders' equity	3,111.9	3,034.5
Total liabilities and stockholders' equity	$7,534.4	$6,876.7

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts; shares in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$770.4	$674.1	$2,249.9	$2,007.9
Operating expenses:
Salaries and benefits	228.4	195.0	666.8	592.4
Supplies	201.4	179.2	589.9	549.8
Professional and medical fees	91.0	72.4	266.0	219.9
Lease expense	23.9	21.1	67.5	64.3
Other operating expenses	48.2	40.6	147.7	127.6
Cost of revenues	592.9	508.3	1,737.9	1,554.0
General and administrative expenses	29.2	36.8	102.7	100.0
Depreciation and amortization	50.2	28.9	118.7	87.0
Transaction and integration costs	29.4	12.8	66.1	37.3
Net loss on disposals, consolidations and deconsolidations	14.7	5.8	21.5	7.5
Equity in earnings of unconsolidated affiliates	(5.2)	(3.5)	(12.3)	(9.4)
Litigation settlements	0.5	3.6	(0.8)	8.1
Loss on debt extinguishment	—	—	5.1	—
Other income, net	(2.2)	(1.2)	(10.7)	(3.2)
	709.5	591.5	2,028.2	1,781.3
Operating income	60.9	82.6	221.7	226.6
Interest expense, net	(50.0)	(49.8)	(148.8)	(144.3)
Income before income taxes	10.9	32.8	72.9	82.3
Income tax (expense) benefit	(4.5)	(3.1)	(13.8)	6.3
Net income	6.4	29.7	59.1	88.6
Less: Net income attributable to non-controlling interests	(38.1)	(34.6)	(118.7)	(99.5)
Net loss attributable to Surgery Partners, Inc.	$(31.7)	$(4.9)	$(59.6)	$(10.9)

Net loss per share attributable to common stockholders:
Basic	$(0.25)	$(0.04)	$(0.47)	$(0.09)
Diluted (1)	$(0.25)	$(0.04)	$(0.47)	$(0.09)
Weighted average common shares outstanding:
Basic	126,172	125,747	126,093	125,559
Diluted (1)	126,172	125,747	126,093	125,559
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$6.4	$29.7	$59.1	$88.6
Other comprehensive (loss) income, net of tax:
Derivative activity, net of tax of $0	(26.6)	(1.8)	(47.0)	0.8
Comprehensive (loss) income	(20.2)	27.9	12.1	89.4
Less: Comprehensive income attributable to non-controlling interests	(38.1)	(34.6)	(118.7)	(99.5)
Comprehensive loss attributable to Surgery Partners, Inc.	$(58.3)	$(6.7)	$(106.6)	$(10.1)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2023	126,594	$1.3	$2,497.6	$57.5	$(569.2)	$1,047.3	$3,034.5
Net (loss) income	—	—	—	—	(12.4)	29.3	16.9
Equity-based compensation	508	—	4.9	—	—	—	4.9
Other comprehensive loss	—	—	—	(5.5)	—	—	(5.5)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(6.9)	—	—	23.7	16.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(29.7)	(29.7)
Balance as of March 31, 2024	127,102	$1.3	$2,495.6	$52.0	$(581.6)	$1,070.6	$3,037.9
Net (loss) income	—	—	—	—	(15.5)	35.5	20.0
Equity-based compensation	22	—	15.1	—	—	—	15.1
Other comprehensive loss	—	—	—	(14.9)	—	—	(14.9)
Acquisition and disposal of shares of non-controlling interests, net	—	—	0.4	—	—	147.4	147.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(29.6)	(29.6)
Balance as of June 30, 2024	127,124	$1.3	$2,511.1	$37.1	$(597.1)	$1,223.9	$3,176.3
Net (loss) income	—	—	—	—	(31.7)	34.7	3.0
Equity-based compensation	4	—	7.0	—	—	—	7.0
Other comprehensive loss	—	—	—	(26.6)	—	—	(26.6)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(4.6)	—	—	(11.7)	(16.3)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(31.5)	(31.5)
Balance as of September 30, 2024	127,128	$1.3	$2,513.5	$10.5	$(628.8)	$1,215.4	$3,111.9

See notes to unaudited condensed consolidated financial statements.

4

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2022	125,961	$1.3	$2,478.0	$76.2	$(557.3)	$942.7	$2,940.9
Net (loss) income	—	—	—	—	(25.0)	18.3	(6.7)
Equity-based compensation	519	—	3.7	—	—	—	3.7
Other comprehensive loss	—	—	—	(11.3)	—	—	(11.3)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(3.6)	—	—	49.7	46.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(30.2)	(30.2)
Balance as of March 31, 2023	126,480	$1.3	$2,478.1	$64.9	$(582.3)	$980.5	$2,942.5
Net income	—	—	—	—	19.0	27.6	46.6
Equity-based compensation	13	—	4.5	—	—	—	4.5
Other comprehensive income	—	—	—	13.9	—	—	13.9
Acquisition and disposal of shares of non-controlling interests, net	—	—	18.8	—	—	(19.7)	(0.9)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(23.8)	(23.8)
Balance as of June 30, 2023	126,493	$1.3	$2,501.4	$78.8	$(563.3)	$964.6	$2,982.8
Net (loss) income	—	—	—	—	(4.9)	28.0	23.1
Equity-based compensation	(4)	—	4.5	—	—	—	4.5
Other comprehensive loss	—	—	—	(1.8)	—	—	(1.8)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(11.4)	—	—	13.1	1.7
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(23.8)	(23.8)
Balance as of September 30, 2023	126,489	$1.3	$2,494.5	$77.0	$(568.2)	$981.9	$2,986.5

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
[CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS]
(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income	$59.1	$88.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118.7	87.0
Non-cash lease expense	29.2	26.4
Non-cash interest expense, net	4.8	19.8
Equity-based compensation expense	27.1	13.2
Net loss on disposals, consolidations and deconsolidations	21.5	7.5
Loss on debt extinguishment	5.1	—
Deferred income taxes	10.3	(10.8)
Equity in earnings of unconsolidated affiliates, net of distributions received	0.3	(2.7)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(31.2)	(18.2)
Medicare accelerated payments and deferred governmental grants	—	(1.2)
Other operating assets and liabilities	(56.2)	21.6
Net cash provided by operating activities	188.7	231.2

Cash flows from investing activities:
Purchases of property and equipment	(68.1)	(69.0)
Payments for acquisitions, net of cash acquired	(291.2)	(48.8)
Proceeds from disposals of facilities and other assets	1.5	25.8
Purchases of equity investments	(1.7)	(50.2)
Proceeds from sales of equity investments	4.0	1.0
Other investing activities	(21.3)	(26.3)
Net cash used in investing activities	(376.8)	(167.5)

Cash flows from financing activities:
Principal payments on long-term debt	(1,108.8)	(107.1)
Borrowings of long-term debt	1,463.8	119.4
Payments of debt issuance costs	(15.1)	(1.5)
Distributions to non-controlling interest holders	(122.4)	(111.0)
Proceeds related to ownership transactions with non-controlling interest holders	5.6	0.7
Other financing activities	(9.1)	(11.1)
Net cash provided by (used in) financing activities	214.0	(110.6)
Net increase (decrease) in cash and cash equivalents	25.9	(46.9)
Cash and cash equivalents at beginning of period	195.9	282.9
Cash and cash equivalents at end of period	$221.8	$236.0

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
As of September 30, 2024, the Company owned or operated a portfolio of 166 surgical facilities, comprised of 147 ASCs and 19 surgical hospitals in 33 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 89 of these surgical facilities and consolidated 123 surgical facilities for financial reporting purposes.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of revenues by service type as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Patient service revenues:
Surgical Facility Services	93.3%	95.8%	94.1%	95.9%
Ancillary Services	4.4%	2.4%	4.0%	2.5%
Total patient service revenues	97.7%	98.2%	98.1%	98.4%
Other service revenues	2.3%	1.8%	1.9%	1.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$393.2	52.2%	$347.1	52.4%
Government	318.3	42.3%	271.6	41.0%
Self-pay	19.7	2.6%	16.9	2.6%
Other (1)	22.0	2.9%	26.7	4.0%
Total patient service revenues	753.2	100.0%	662.3	100.0%
Other service revenues	17.2		11.8
Total revenues	$770.4		$674.1

	Nine Months Ended September 30,
	2024		2023
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$1,152.2	52.2%	$1,024.3	51.8%
Government	932.0	42.2%	837.6	42.4%
Self-pay	60.2	2.7%	49.6	2.5%
Other (1)	62.2	2.9%	65.2	3.3%
Total patient service revenues	2,206.6	100.0%	1,976.7	100.0%
Other service revenues	43.3		31.2
Total revenues	$2,249.9		$2,007.9

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
The Company's effective tax rate was 18.9% for the nine months ended September 30, 2024 compared to (7.7)% for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, state tax expense, and a discrete tax expense of $1.5 million related to the valuation allowance impact of the Company’s impairment to an equity method investment. For the nine months ended September 30, 2023, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and discrete tax benefits of (i) $1.6 million related to the vesting of restricted stock awards and (ii) $15.8 million related to entity divestitures. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions, disposals and deconsolidations for the nine months ended September 30, 2024 is included in Note 2. "Acquisitions, Disposals and Deconsolidations."
A summary of activity related to goodwill for the nine months ended September 30, 2024 is as follows (in millions):

Balance as of December 31, 2023	$4,326.0
Acquisitions, including post acquisition adjustments	495.4
Disposals	(6.0)
Balance as of September 30, 2024	$4,815.4
A detailed evaluation of potential impairment indicators was performed as of September 30, 2024, which specifically considered recent changes in interest rates, inflation risk and market volatility. On the basis of available evidence as of September 30, 2024, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Non-Controlling Interests—Redeemable
Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. Management believes the likelihood of an event occurring that would trigger such purchases was remote as of September 30, 2024. The non-controlling interests—redeemable are reported outside of stockholders' equity in the condensed consolidated balance sheets.
A summary of activity related to redeemable non-controlling interests is as follows (in millions):

	Nine Months Ended September 30,
	2024	2023

Balance at beginning of period	$327.4	$342.0
Net income attributable to non-controlling interests—redeemable	19.2	25.6
Acquisition and disposal of shares of non-controlling interests, net—redeemable	121.4	(2.2)
Distributions to non-controlling interest —redeemable holders	(31.6)	(33.2)
Balance at end of period	$436.4	$332.2
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

Senior secured term loan	$1,391.5	$1,398.4	$1,393.2	$1,401.9
6.750% senior unsecured notes due 2025	$—	$185.0	$—	$183.2
10.000% senior unsecured notes due 2027	$—	$320.0	$—	$321.2
7.250% senior unsecured notes due 2032	$800.0	$—	$835.0	$—
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values based on Level 3 inputs.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation." The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of September 30, 2024, the Company's consolidated VIEs consisted of nine surgical facilities and 26 physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, were $86.2 million and $65.3 million, respectively, and the total liabilities of the consolidated VIEs were $57.9 million and $41.2 million, respectively.

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
2. Acquisitions, Disposals and Deconsolidations
Acquisitions
During the nine months ended September 30, 2024:
•The Company acquired a controlling interest in six surgical facilities and several physician practices for aggregate cash consideration of $291.2 million, net of cash acquired, and non-cash consideration of $1.1 million, which consisted of a non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $293.2 million, goodwill of $506.7 million and investments and advances to affiliates of $44.6 million related to an acquired surgical facility accounted for as an equity method investment.
During the nine months ended September 30, 2023:
•The Company acquired a controlling interest in two surgical facilities and one physician practice for aggregate cash consideration of $23.1 million, net of cash acquired, and non-cash consideration of $1.3 million, which consisted of non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $20.4 million and goodwill of $39.7 million.
•The Company acquired a controlling interest in two surgical facilities and one in-development de novo surgical facility, which were previously accounted for as equity method investments, for aggregate cash consideration of $26.9 million, net of cash acquired. The Company also amended the operating agreement of a previously non-controlled surgical facility resulting in the Company obtaining a controlling interest in the facility. These transactions resulted in the consolidation of the previously non-consolidated entities. The previously held non-controlling interests were remeasured and recorded at fair value as of the dates of the transactions. The fair value measurement utilizes Level 3 inputs, which includes unobservable data. The acquisition date fair value of the previously held non-controlling interests was $27.3 million. As a result of increasing its ownership interest, the Company recognized a net loss of $7.1 million included in net loss on disposals, consolidations and deconsolidations in the condensed consolidated statements of operations for the nine months ended September 30, 2023. The net loss was determined based on the difference between the fair value of the Company's previously held non-controlling interests in the entities and the carrying values immediately prior to the transactions. In connection with the consolidation of these facilities, the Company preliminarily recognized non-controlling interests of $55.1 million and goodwill of $106.3 million.
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
Disposals and Deconsolidations
During the nine months ended September 30, 2024:
•The Company disposed of its non-controlling interests in one surgical facility, which was previously accounted for as an equity method investment, for cash proceeds of $2.0 million. In connection with this transaction, the Company recognized a pre-tax loss of $3.7 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2024.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•The Company sold a portion of its interests in one surgical facility for net cash proceeds of $2.5 million. As a result of the transaction, the Company no longer controlled the previously controlled surgical facility but retained a non-controlling interest, resulting in the deconsolidation of the previously consolidated entity. This transaction resulted in a pretax net gain on deconsolidation of $2.7 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2024. The net gain was determined based on the difference between the net cash proceeds plus the fair value of the Company’s retained interests in the entity and the carrying values of both the tangible and intangible assets of the entity immediately prior to the transaction.
•The Company sold its interests in one surgical facility for a nominal amount of cash proceeds. In connection with the sale, the Company recognized a pre-tax loss of $3.4 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2024.
•The Company recognized a pre-tax loss of $10.0 million related to an equity investment previously held at cost, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2024.
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
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	September 30, 2024	December 31, 2023

Senior secured term loan (1)	$1,391.5	$1,398.4
Senior secured revolving credit facility	98.0	—
6.750% senior unsecured notes due 2025	—	185.0
10.000% senior unsecured notes due 2027	—	320.0
7.250% senior unsecured notes due 2032	800.0	—
Notes payable and other secured loans	212.5	205.2
Finance lease obligations	723.6	693.6
Less: unamortized debt issuance costs and discounts	(34.1)	(27.1)
Total debt	3,191.5	2,775.1
Less: current maturities	97.3	73.3
Total long-term debt	$3,094.2	$2,701.8
(1)Includes unamortized fair value discount of $1.5 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively.
Revolving Credit Facility
As of September 30, 2024, the Company's availability on its $703.8 million senior secured revolving credit facility (the "Revolver") was $595.8 million (including letters of credit of $10.0 million). The increase in outstanding borrowings on the Revolver compared to December 31, 2023 was primarily due to the timing of acquisitions completed during 2024.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In connection with this financing transaction, the Company recorded debt issuance costs and discount of $12.5 million, and a debt extinguishment loss of $2.8 million, which is included in loss on debt extinguishment in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2024.
First Amendment to Credit Agreement
On June 20, 2024, the Company entered into a first amendment (the "Amendment") to its credit agreement, dated as of December 19, 2023, by and among Surgery Center Holdings, Inc., the Borrower, Jefferies Finance LLC, as administrative agent and collateral agent, and the other financial institutions party thereto from time to time (the "Credit Agreement") to provide for a new tranche of term loans under the Credit Agreement in an aggregate principal amount of $1,400 million (the “2024 Refinancing Term Loans”), which 2024 Refinancing Term Loans replace or refinance in full all of the existing term loans outstanding under the Credit Agreement (as in effect immediately prior to the Amendment), all as further set forth in the Amendment. The 2024 Refinancing Term Loans mature on December 19, 2030. The 2024 Refinancing Term Loans bear interest at a rate per annum equal to (x) the forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) plus 2.75% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate plus 0.5% per annum above the federal funds effective rate and (ii) Term SOFR plus 1.00% per annum (which shall not be less than 1.00%)) plus 1.75% per annum. The 2024 Refinancing Term Loans amortize in equal quarterly installments of 0.25% of the aggregate original principal amount of the 2024 Refinancing Term Loans. Voluntary prepayments of the 2024 Refinancing Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except a 1.00% call premium in the case of certain repricing events occurring prior to the sixth month anniversary of the effective date of the Amendment).
In connection with the Amendment, the Company recorded debt issuance costs and discount of $2.4 million, and a debt extinguishment loss of $2.3 million, which is included in loss on debt extinguishment in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2024. The loss on debt extinguishment includes the partial write-off of unamortized debt issuance costs and discounts.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the condensed consolidated balance sheets (in millions):

	Classification in Condensed Consolidated Balance Sheets	September 30, 2024	December 31, 2023

Assets:
Operating lease assets	Right-of-use operating lease assets	$297.5	$255.3
Finance lease assets	Property and equipment, net of accumulated depreciation	588.6	587.0
Total leased assets		$886.1	$842.3

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$41.4	$37.6
Long-term	Right-of-use operating lease liabilities	286.4	248.9
Total operating lease liabilities		327.8	286.5
Finance lease liabilities:
Current	Current maturities of long-term debt	29.5	25.4
Long-term	Long-term debt, less current maturities	694.1	668.2
Total finance lease liabilities		723.6	693.6
Total lease liabilities		$1,051.4	$980.1
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statements of operations (in millions):

	Nine Months Ended September 30,
	2024	2023

Operating lease costs	$50.1	$48.7
Finance lease costs:
Amortization of leased assets	47.5	29.0
Interest on lease liabilities	40.6	35.9
Total finance lease costs	88.1	64.9
Variable and short-term lease costs	18.1	16.3
Total lease costs	$156.3	$129.9
The following table presents supplemental cash flow information (in millions):

	Nine Months Ended September 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$48.0	$47.2
Operating cash outflows from finance leases	$38.6	$34.1
Financing cash outflows from finance leases	$24.4	$19.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$79.3	$39.9
Finance leases	$40.8	$108.7
5. Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
interest rate risk management strategy. During 2024 and 2023, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt.
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		September 30, 2024		December 31, 2023
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	145.6	Active	151.4	Active	March 31, 2025
Interest rate cap	September 30, 2021	8.3	Active	8.7	Active	March 31, 2025
Deferred premium cap	March 31, 2025	396.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	396.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	—	N/A	December 31, 2028
		$2,739.9		$1,360.1
As of September 30, 2024, the Company had three interest rate swaps with a total net notional amount of $1.2 billion. The interest rate swaps are pay-fixed, receive 1-Month Secured Overnight Financing Rate ("SOFR") (subject to a minimum of 0.75%) designated in cash flow hedging relationships and have a termination date of March 31, 2025.
As of September 30, 2024, the Company had two interest rate caps designated in cash flow hedging relationships with a total notional amount of $153.9 million. The interest rate caps each have a termination date of March 31, 2025. During the nine months ended September 30, 2023, the Company partially terminated a previously undesignated portion of one of its interest rate caps. In connection with the termination, the Company received $8.6 million, which is included as a component of operating activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023.
On April 9, 2024, the Company entered into five deferred premium interest rate cap agreements, each with an effective date of March 31, 2025. The interest rate caps are designated in cash flow hedging relationships with a total notional amount of $1.4 billion. The deferred premium interest rate caps each have a termination date of December 31, 2028. These financial instruments are designed to limit the Company's interest rate exposure on its term loan concurrent with the expected maturity of positions held as of September 30, 2024. As of September 30, 2024, the Company's deferred premium interest rate caps had a total notional amount of $1.4 billion.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $19.0 million will be reclassified as a decrease to interest expense.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Derivatives in cash flow hedging relationships
Interest rate caps (1)	$2.2	$—	$6.0	$—
Interest rate swaps (1)	19.5	—	51.4	—
Interest rate caps (2)	—	11.4	—	—
Interest rate swaps (2) (3)	—	7.0	—	17.8
Total	$21.7	$18.4	$57.4	$17.8
(1)Amounts were included in other current assets and other long-term assets on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
(2)Amounts were included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
(3)Amounts related to the financing component of the pay-fixed interest rate swaps.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statements of operations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2024	2023	2024	2023
Derivatives not designated as hedging instruments
Loss recognized in income	Other income, net	$—	$—	$—	$0.6

Derivatives in cash flow hedging relationships
Gain (loss) recognized in OCI (effective portion)		$(11.8)	$7.4	$(2.7)	$24.1
Gain reclassified from accumulated OCI into income (effective portion) (1)	Interest expense, net	$(14.8)	$(9.2)	$(44.3)	$(23.3)
(1)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $5.3 million and $16.0 million for the three and nine months ended September 30, 2023, respectively. There were no corresponding amounts for the three and nine months ended September 30, 2024.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Earnings Per Share
Basic and diluted earnings (loss) per share is calculated based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities exist and have a dilutive effect on earnings (loss) per share. A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share follows (dollars in millions, except per share amounts; shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(31.7)	$(4.9)	$(59.6)	$(10.9)

Denominator:
Weighted average common shares outstanding:
Basic	126,172	125,747	126,093	125,559
Diluted (1)	126,172	125,747	126,093	125,559

Net loss per share attributable to common stockholders:
Basic	$(0.25)	$(0.04)	$(0.47)	$(0.09)
Diluted (1)	$(0.25)	$(0.04)	$(0.47)	$(0.09)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	1,187	1,421	1,164	1,412
Restricted shares	281	208	264	202
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.
7. Other Current Liabilities
A summary of other current liabilities was as follows (in millions):

	September 30, 2024	December 31, 2023

Right-of-use operating lease liabilities	$41.4	$37.6
Cost report liabilities	20.7	23.9
Amounts due to patients and payors	29.4	23.9
Interest payable	29.9	17.8
Interest rate swaps	7.0	—
Accrued expenses and other	113.8	100.9
Total	$242.2	$204.1
8. Commitments and Contingencies
Professional, General and Workers' Compensation, and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation and cyber liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of September 30, 2024 and December 31, 2023 were $18.1 million and $18.2 million, respectively. Expected insurance recoveries of $10.2 million as of both September 30, 2024 and December 31, 2023 are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.

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
The following tables present financial information for each reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Surgical Facility Services	$735.4	$657.3	$2,158.5	$1,956.5
Ancillary Services	35.0	16.8	91.4	51.4
Total	$770.4	$674.1	$2,249.9	$2,007.9

Adjusted EBITDA:
Surgical Facility Services	$149.6	$138.6	$419.3	$384.1
Ancillary Services	0.7	(1.2)	(0.6)	(2.7)
All other	(21.7)	(31.9)	(74.3)	(85.6)
Total	$128.6	$105.5	$344.4	$295.8

Reconciliation of Adjusted EBITDA:
Income before income taxes	$10.9	$32.8	$72.9	$82.3

Net income attributable to non-controlling interests	(38.1)	(34.6)	(118.7)	(99.5)
Interest expense, net	50.0	49.8	148.8	144.3
Depreciation and amortization	50.2	28.9	118.7	87.0
Equity-based compensation expense	7.1	4.4	27.1	13.2
Transaction, integration and acquisition costs (1)	31.5	13.0	71.2	38.8
Net loss on disposals, consolidations and deconsolidations	14.7	5.8	21.5	7.5
Litigation settlements and regulatory change impact (2)	1.6	4.2	1.5	13.9
Loss on debt extinguishment	—	—	5.1	—
Undesignated derivative activity	—	—	—	0.6
Other (3)	0.7	1.2	(3.7)	7.7
Adjusted EBITDA	$128.6	$105.5	$344.4	$295.8
(1)This amount includes transaction and integration costs of $29.4 million and $12.8 million for the three months ended September 30, 2024 and 2023, respectively. This amount further includes start-up costs related to de novo surgical facilities of $2.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively.
This amount includes transaction and integration costs of $66.1 million and $37.3 million for the nine months ended September 30, 2024 and 2023, respectively. This amount further includes start-up costs related to de novo surgical facilities of $5.1 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)This amount includes a litigation settlement loss of $0.5 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively. This amount also includes other litigation costs of $1.1 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively.
This amount includes a litigation settlements gain of $0.8 million and a loss of $8.1 million for the nine months ended September 30, 2024 and 2023, respectively. This amount also includes other litigation costs of $2.3 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, the nine months ended September 30, 2023 includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
(3)For the three months ended September 30, 2024, this amount includes hurricane-related impacts. For the three months ended September 30, 2023, this amount includes estimates for the net impact of a cyber event.
For the nine months ended September 30, 2024, this amount includes hurricane-related impacts in the third quarter of 2024, net of insurance proceeds related to cyber event losses predominantly incurred in 2023. For the nine months ended September 30, 2023, this amount includes estimates for the net impact of the same cyber event and losses from a divested business.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2024	December 31, 2023
Assets:
Surgical Facility Services	$6,935.7	$6,347.4
Ancillary Services	85.1	36.3
All other	513.6	493.0
Total assets	$7,534.4	$6,876.7

	Nine Months Ended September 30,
	2024	2023
Cash purchases of property and equipment:
Surgical Facility Services	$62.5	$68.4
Ancillary Services	1.9	0.6
All other	3.7	—
Total cash purchases of property and equipment	$68.1	$69.0
10. Subsequent Events
On November 8, 2024, the Company purchased a controlling interest in two ASCs for $87.0 million. As of the date of this filing, the Company has not completed its preliminary estimation of the fair values assigned to the assets acquired and liabilities assumed.

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
By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, reductions in payments from government health care programs and private insurance payors, such as health maintenance organizations, preferred provider organizations, and other managed care organizations and employers; our ability to contract with private insurance payors; changes in our payor mix or surgical case mix; failure to maintain or develop relationships with physicians on beneficial or favorable terms, or at all; the impact of payor controls designed to reduce the number of surgical procedures; our efforts to integrate operations of acquired businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities; supply chain issues, including shortages or quality control issues with surgery-related products, equipment and medical supplies; competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; our ability to attract and retain qualified health care professionals; our ability to enforce non-compete restrictions against our physicians; our ability to manage material liabilities whether known or unknown incurred as a result of acquiring surgical facilities; the impact of future legislation and other health care regulatory reform actions, and the effect of that legislation and other regulatory actions on our business; our ability to comply with current health care laws and regulations; the outcome of legal and regulatory proceedings that have been or may be brought against us; the impact of cybersecurity attacks or intrusions; changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; our indebtedness; the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease on our business; and the risks and uncertainties set forth under the heading "Risk Factors" in our 2023 Annual Report on Form 10-K and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
As of September 30, 2024, we owned or operated, primarily in partnership with physicians, a portfolio of 166 surgical facilities comprised of 147 ASCs and 19 surgical hospitals across 33 states. We owned a majority interest in 89 of the surgical facilities and consolidated 123 of these facilities for financial reporting purposes.
Total revenues for the third quarter of 2024 increased 14.3% to $770.4 million from $674.1 million for the third quarter of 2023. The increase in revenues was attributable to same-facility revenue growth and the net impact from acquisitions and divestitures completed during the twelve months ended September 30, 2024. Days adjusted same-facility revenues for the third quarter of 2024 increased 4.2% from the third quarter of 2023, with an 0.5% increase in revenue per case and a 3.7% increase in same-facility cases. Additionally, for the third quarter of 2024, Adjusted EBITDA increased 21.9% to $128.6 million compared to $105.5 million for the same period in 2023. The increase in Adjusted EBITDA was primarily attributable to revenue growth, continued cost management initiatives and acquisitions completed since the prior year period. For the third quarter of 2024, net loss attributable to Surgery Partners, Inc. was $31.7 million compared to $4.9 million for the same period in 2023. A reconciliation of non-GAAP financial measures appears below under the heading "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and other portfolio management initiatives. During the third quarter of 2024, we acquired a controlling interest in several physician practices for aggregate cash consideration of $26.6 million, net of cash acquired.
We had cash and cash equivalents of $221.8 million and $595.8 million of borrowing capacity under the Revolver as of September 30, 2024.

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
The following table summarizes revenues by service type as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Patient service revenues:
Surgical Facility Services	93.3%	95.8%	94.1%	95.9%
Ancillary Services	4.4%	2.4%	4.0%	2.5%
Total patient service revenues	97.7%	98.2%	98.1%	98.4%
Other service revenues	2.3%	1.8%	1.9%	1.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Private insurance payors	52.2%	52.4%	52.2%	51.8%
Government payors	42.3%	41.0%	42.2%	42.4%
Self-pay payors	2.6%	2.6%	2.7%	2.5%
Other payors (1)	2.9%	4.0%	2.9%	3.3%
Total	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Orthopedics and pain management	40.4%	35.7%	40.1%	35.4%
Ophthalmology	23.4%	24.8%	23.4%	24.5%
Gastrointestinal	22.8%	23.6%	22.5%	24.0%
General surgery	2.2%	2.5%	2.3%	2.7%
Other	11.2%	13.4%	11.7%	13.4%
Total	100.0%	100.0%	100.0%	100.0%

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
Results of Operations
Comparison of Operating Results for the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
The following tables summarize certain results from the statements of operations for the periods indicated (in millions):

	Three Months Ended September 30,
	2024	2023

Revenues	$770.4	$674.1
Operating expenses:
Cost of revenues	592.9	508.3
General and administrative expenses	29.2	36.8
Depreciation and amortization	50.2	28.9
Transaction and integration costs	29.4	12.8
Net loss on disposals, consolidations and deconsolidations	14.7	5.8
Equity in earnings of unconsolidated affiliates	(5.2)	(3.5)
Litigation settlements	0.5	3.6
Other income, net	(2.2)	(1.2)
	709.5	591.5
Operating income	60.9	82.6
Interest expense, net	(50.0)	(49.8)
Income before income taxes	10.9	32.8
Income tax expense	(4.5)	(3.1)
Net income	6.4	29.7
Less: Net income attributable to non-controlling interests	(38.1)	(34.6)
Net loss attributable to Surgery Partners, Inc.	$(31.7)	$(4.9)
Revenues. The following table sets forth patient service revenues (in millions):

	Three Months Ended September 30,
	2024	2023

Patient service revenues	$753.2	$662.3
Other service revenues	17.2	11.8
Total revenues	$770.4	$674.1
Patient service revenues increased 13.7% to $753.2 million for the three months ended September 30, 2024 compared to $662.3 million for the three months ended September 30, 2023. The increase was primarily driven by a 4.2% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed during the twelve months ended September 30, 2024. The increase in days adjusted same-facility revenues was attributable to a 3.7% increase in same-facility case volumes and a 0.5% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $592.9 million for the three months ended September 30, 2024 compared to $508.3 million for the three months ended September 30, 2023. The increase was primarily driven by an increase in case volume and the performance of high acuity procedures as well as acquisitions completed during the twelve months ended September 30, 2024. As a percentage of revenues, cost of revenues was 77.0% and 75.4% for the three months ended September 30, 2024 and 2023, respectively.
General and Administrative Expenses. General and administrative expenses were $29.2 million and $36.8 million for the three months ended September 30, 2024 and 2023, respectively. As a percentage of revenues, general and administrative expenses were 3.8% and 5.5% for the three months ended September 30, 2024 and 2023, respectively.

Depreciation and Amortization. Depreciation and amortization expenses were $50.2 million and $28.9 million for the three months ended September 30, 2024 and 2023, respectively. As a percentage of revenues, depreciation and amortization expenses were 6.5% and 4.3% for the three months ended September 30, 2024 and 2023, respectively.
Transaction and Integration Costs. The Company incurred $29.4 million of transaction and integration costs for the three months ended September 30, 2024 compared to $12.8 million for the three months ended September 30, 2023. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions.
Net Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations for the three months ended September 30, 2024 and 2023 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $50.0 million for the three months ended September 30, 2024 compared to $49.8 million for the three months ended September 30, 2023. As a percentage of revenues, interest expense, net was 6.5% and 7.4% for the three months ended September 30, 2024 and 2023, respectively.
Income Tax Expense. Income tax expense was $4.5 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate was 41.3% and 9.5% for the three months ended September 30, 2024 and 2023, respectively. See Note 1. "Organization and Summary of Accounting Policies" under the heading Income Taxes for additional information related to the Company's effective tax rates for the three months ended September 30, 2024 and September 30, 2023, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 4.9% and 5.1% for the three months ended September 30, 2024 and 2023, respectively.
Comparison of Operating Results for the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
The following tables summarize certain results from the statements of operations for the periods indicated (dollars in millions):

	Nine Months Ended September 30,
	2024	2023

Revenues	$2,249.9	$2,007.9
Operating expenses:
Cost of revenues	1,737.9	1,554.0
General and administrative expenses	102.7	100.0
Depreciation and amortization	118.7	87.0
Transaction and integration costs	66.1	37.3
Net loss on disposals, consolidations and deconsolidations	21.5	7.5
Equity in earnings of unconsolidated affiliates	(12.3)	(9.4)
Litigation settlements	(0.8)	8.1
Loss on debt extinguishment	5.1	—
Other income, net	(10.7)	(3.2)
	2,028.2	1,781.3
Operating income	221.7	226.6
Interest expense, net	(148.8)	(144.3)
Income before income taxes	72.9	82.3
Income tax (expense) benefit	(13.8)	6.3
Net income	59.1	88.6
Less: Net income attributable to non-controlling interests	(118.7)	(99.5)
Net loss attributable to Surgery Partners, Inc.	$(59.6)	$(10.9)

Revenues. The following table sets forth patient service revenues (in millions):

	Nine Months Ended September 30,
	2024	2023

Patient service revenues	$2,206.6	$1,976.7
Other service revenues	43.3	31.2
Total revenues	$2,249.9	$2,007.9
Patient service revenues increased 11.6% to $2.2 billion for the nine months ended September 30, 2024 compared to $2.0 billion for the nine months ended September 30, 2023. The increase was primarily driven by an 8.7% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed in 2024. The increase in days adjusted same-facility revenues was attributable to a 3.4% increase in same-facility case volumes and a 5.2% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $1.7 billion for the nine months ended September 30, 2024 compared to $1.6 billion for the nine months ended September 30, 2023. The increase was primarily driven by an increase in case volume and the performance of high acuity procedures as well as acquisitions completed in 2024. As a percentage of revenues, cost of revenues was 77.2% and 77.4% for the nine months ended September 30, 2024 and 2023, respectively.
General and Administrative Expenses. General and administrative expenses were $102.7 million and $100.0 million for the nine months ended September 30, 2024 and 2023, respectively. As a percentage of revenues, general and administrative expenses were 4.6% and 5.0% for the nine months ended September 30, 2024 and 2023, respectively.
Depreciation and Amortization. Depreciation and amortization expenses were $118.7 million and $87.0 million for the nine months ended September 30, 2024 and 2023, respectively. As a percentage of revenues, depreciation and amortization expenses were 5.3% and 4.3% for the nine months ended September 30, 2024 and 2023, respectively.
Transaction and Integration Costs. The Company incurred $66.1 million of transaction and integration costs for the nine months ended September 30, 2024 compared to $37.3 million for the nine months ended September 30, 2023. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions.
Net Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations for the nine months ended September 30, 2024 and 2023 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $148.8 million for the nine months ended September 30, 2024 compared to $144.3 million for the nine months ended September 30, 2023. As a percentage of revenues, interest expense, net was 6.6% and 7.2% for the nine months ended September 30, 2024 and 2023, respectively.
Income Tax (Expense) Benefit. Income tax expense was $13.8 million for the nine months ended September 30, 2024 compared to income tax benefit of $6.3 million for the nine months ended September 30, 2023. The effective tax rate was 18.9% and (7.7)% for the nine months ended September 30, 2024 and 2023, respectively. See Note 1. "Organization and Summary of Accounting Policies" under the heading Income Taxes for additional information related to the Company's effective tax rates for the nine months ended September 30, 2024 and 2023, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.3% and 5.0% for the nine months ended September 30, 2024 and 2023, respectively.
Liquidity and Capital Resources
Cash and cash equivalents were $221.8 million at September 30, 2024 compared to $195.9 million at December 31, 2023.
The primary source of our operating cash flows is the collection of accounts receivable from private insurance companies, federal and state agencies (under the Medicare and Medicaid programs) and individuals. Our cash flows provided by operating activities was $188.7 million for the nine months ended September 30, 2024 compared to $231.2 million for the nine months ended September 30, 2023. The $42.5 million decrease was primarily driven by increased transaction-related costs, the timing of routine transactions involving working capital and the impact of Hurricane Helene on collections.
Net cash used in investing activities for the nine months ended September 30, 2024 was $376.8 million compared to $167.5 million for the nine months ended September 30, 2023. The $209.3 million increase was primarily driven by an aggregate net increase of $193.9 million in payments for acquisitions (net of cash acquired) and purchases of equity method investments and a $24.3 million decrease in proceeds from sales of facilities.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $214.0 million compared to net cash used of $110.6 million for the nine months ended September 30, 2023. The increase of $324.6 million was primarily driven by net proceeds received from the issuance and sale of $800.0 million in senior unsecured notes, partially offset by the redemption of all the Existing Notes (as discussed in the following section). The remaining increase was due to net borrowings on the Revolver used to fund acquisitions completed during the nine months ended September 30, 2024.
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
On June 20, 2024, the Company entered into the Amendment to the Credit Agreement, to provide for the 2024 Refinancing Term Loans in an aggregate principal amount of $1.4 billion. The 2024 Refinancing Term Loans replace or refinance in full all of the existing term loans outstanding under the Credit Agreement (as in effect immediately prior to the Amendment), all as further set forth in the Amendment. The 2024 Refinancing Term Loans mature on December 19, 2030. The 2024 Refinancing Term Loans shall bear interest at a rate per annum equal to (x) the forward-looking term rate based on Term SOFR plus 2.75% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate plus 0.5% per annum above the federal funds effective rate and (ii) Term SOFR plus 1.00% per annum (which shall not be less than 1.00%) plus 1.75% per annum. The 2024 Refinancing Term Loans amortize in equal quarterly installments of 0.25% of the aggregate original principal amount of the 2024 Refinancing Term Loans. Voluntary prepayments of the 2024 Refinancing Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except a 1.00% call premium in the case of certain repricing events occurring prior to the sixth month anniversary of the effective date of the Amendment).
Capital Resources
Net working capital was approximately $460.6 million at September 30, 2024 compared to $372.0 million at December 31, 2023.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.
Material Cash Requirements
There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the nine months ended September 30, 2024 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.
Summary
Broad economic factors, including recent changes in interest rates, inflation and supply chain risks and market volatility, could negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.
If general economic conditions, including recent changes in interest rates, inflation risk and market volatility, continue to deteriorate or remain uncertain for an extended period of time, our ability to access capital could be harmed, which could negatively affect our liquidity and ability to repay our outstanding debt.
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

The following table reconciles Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$10.9	$32.8	$72.9	$82.3
Plus (minus):
Net income attributable to non-controlling interests	(38.1)	(34.6)	(118.7)	(99.5)
Depreciation and amortization	50.2	28.9	118.7	87.0
Interest expense, net	50.0	49.8	148.8	144.3
Equity-based compensation expense	7.1	4.4	27.1	13.2
Transaction, integration and acquisition costs (1)	31.5	13.0	71.2	38.8
Net loss on disposals, consolidations and deconsolidations	14.7	5.8	21.5	7.5
Litigation settlements and regulatory change impact (2)	1.6	4.2	1.5	13.9
Loss on debt extinguishment	—	—	5.1	—
Undesignated derivative activity	—	—	—	0.6
Other (3)	0.7	1.2	(3.7)	7.7
Adjusted EBITDA	128.6	105.5	344.4	295.8
(1)This amount includes transaction and integration costs of $29.4 million and $12.8 million for the three months ended September 30, 2024 and 2023, respectively. This amount further includes start-up costs related to de novo surgical facilities of $2.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively.
This amount includes transaction and integration costs of $66.1 million and $37.3 million for the nine months ended September 30, 2024 and 2023, respectively. This amount further includes start-up costs related to de novo surgical facilities of $5.1 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)This amount includes a litigation settlement loss of $0.5 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively. This amount also includes other litigation costs of $1.1 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively.
This amount includes a litigation settlements gain of $0.8 million and a loss of $8.1 million for the nine months ended September 30, 2024 and 2023, respectively. This amount also includes other litigation costs of $2.3 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, the nine months ended September 30, 2023 includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
(3)For the three months ended September 30, 2024, this amount includes hurricane-related impacts. For the three months ended September 30, 2023, this amount includes estimates for the net impact of a cyber event.
For the nine months ended September 30, 2024, this amount includes hurricane-related impacts in the third quarter of 2024, net of insurance proceeds related to cyber event losses predominantly incurred in 2023. For the nine months ended September 30, 2023, this amount includes estimates for the net impact of the aforementioned cyber event and losses from a divested business.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended September 30, 2024

Cash flows from operating activities	$251.3
Plus (minus):
Non-cash interest expense, net	(10.0)
Non-cash lease expense	(38.0)
Deferred income taxes	(19.4)
Equity in earnings of unconsolidated affiliates, net of distributions received	(0.8)
Changes in operating assets and liabilities, net of acquisitions and divestitures	153.1
Income tax expense	19.8
Net income attributable to non-controlling interests	(166.4)
Interest expense, net	197.5
Transaction, integration and acquisition costs	97.3
Litigation settlements and other litigation costs	5.1
Other (1)	(2.8)
Acquisitions and synergies (2)	64.9
Credit Agreement EBITDA	$551.6
(1)This amount includes estimates for the impact of hurricanes, a cyber event and losses from divested business that occurred in 2023.
(2)Represents impact of acquisitions as if each acquisition had occurred on October 1, 2023. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Credit Agreement, as amended.
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
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at September 30, 2024, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2024.
For more information regarding our interest rate swap and cap agreements, please refer to Note 5. "Derivatives and Hedging Activities" of the accompanying notes to the condensed consolidated financial statements for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

No.	Description

10.1
Retirement Agreement, dated August 5, 2024, by and between Surgery Partners, Inc. and Bradley R. Owens (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2024).

10.2	SP Management Services, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2024).
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

Date:	November 12, 2024	By:	/s/ David T. Doherty
David T. Doherty
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)