Form 10-K
period 2024-12-31
Surgery Partners, Inc.
filed 2025-03-07
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2024, was $2.6 billion. As of February 24, 2025, there were 127,613,091 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2025 annual meeting of stockholders are incorporated by reference into Part III of this report.

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
•our indebtedness; and
•the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease on our business.
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
We are a leading healthcare services company with an integrated outpatient delivery model focused on providing high-quality, cost-effective solutions for surgical and related ancillary care in support of both patients and physicians. We are one of the largest and fastest growing surgical services businesses in the United States ("U.S."), with more than 200 locations in 31 states, including ambulatory surgery centers ("ASCs"), short-stay surgical hospitals ("surgical hospitals"), and multi-specialty physician practices, among others. Patient services provided in our ASCs and surgical hospitals (collectively, "surgical facilities" or "facilities") generated approximately $3.1 billion in revenue during 2024.
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
•Seek strategic relationship opportunities with health care systems looking to develop and/or enhance their ambulatory surgery footprint to better meet the needs of their patients and medical staff.
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
Operations
During 2024 and 2023, we operated in one reportable segment, Surgical Facilities, which includes the operation of ASCs, surgical hospitals, anesthesia services, urgent care facilities and multi-specialty physician practices. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics and pain management, ophthalmology, gastroenterology ("GI") and general surgery.
Surgical Facilities
Operations
As of December 31, 2024, we owned or operated 161 surgical facilities, including 142 ASCs and 19 licensed surgical hospitals. Our Surgical Facilities contributed substantially all of our total revenue in 2024, 2023 and 2022.

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
Our surgical hospitals primarily focus on providing non-emergency, scheduled surgical procedures, with a focus on less complex, elective surgeries that have shorter recovery times. Although some of these facilities may include emergency departments, they are generally not equipped to handle a broad spectrum of patient needs, including critical and traumatic injuries.
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
Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups and health care systems. In some instances, we acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or health care systems. Of the 161 surgical facilities that were operational as of December 31, 2024, we hold majority ownership in 83 of these surgical facilities and consolidated 118 for financial reporting purposes. We provide day-to-day management services for a majority of our surgical facilities pursuant to a management agreement and receive a management fee that is typically equal to a percentage of the facility revenue. We also provide intercompany loans to some of the surgical facilities which often are secured by a pledge of assets of the facility.
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

The following table sets forth the percentage of total patient service revenues for our consolidated surgical facilities by type of payor for the periods indicated:

	Year Ended December 31,
	2024	2023	2022

Private Insurance	53.5%	52.5%	51.5%
Government	41.1%	41.8%	42.3%
Self-pay	2.7%	2.5%	2.6%
Other	2.7%	3.2%	3.6%
Total patient service revenues	100.0%	100.0%	100.0%
We receive reimbursement from Medicare for surgical services based on three different payment systems depending on the site of service: outpatient surgical services generally provided in our ASCs, hospital outpatient surgical services and hospital inpatient surgical services.
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
On August 1, 2024, CMS published the IPPS final rule for federal fiscal year ("FFY") 2025, which began on October 1, 2024. Under the FFY 2025 final rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting ("IQR") Program and demonstrate meaningful use of certified electronic health record ("EHR") technology will be increased by 2.9%. Those hospitals that do not successfully report quality data under the IQR Program (but are meaningful EHR users) would be subject to a one-fourth reduction in their annual payment update. In addition to the IQR Program, hospitals will be subject to payment adjustments under the Value Based Purchasing Program, Readmissions Reduction Program and Hospital Acquired Conditions Reduction Programs that have been implemented by the Department of Health and Human Services ("HHS").
Medicare Reimbursement - Hospital Outpatient Departments
Surgical services that are provided in hospital outpatient departments ("HOPDs") generally are reimbursed by CMS using the Outpatient Prospective Payment System (the "OPPS"). The OPPS, established by the Secretary of HHS, determines payment amounts prospectively (generally the following calendar year) for various categories of medical services performed in HOPDs. On November 1, 2024, CMS published its OPPS final rule for 2025. The final rule provides for a payment rate increase of 2.9%. Hospitals that do not meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program will be subject to a 2.0% payment rate decrease.
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
Medicare Reimbursement - ASCs
    Payments under the Medicare program to ASCs are also made based on the OPPS; however, the payment received from CMS is a percentage of the payment to HOPDs. Reimbursement rates for ASCs are updated annually based on changes in the consumer price index offset by multifactor productivity adjustments. Based on the OPPS Final Rule, ASC reimbursement rates will increase by 2.9% for 2025. CMS has established the Ambulatory Surgical Center for Quality Reporting ("ASCQR") Program as a pay-for-reporting, quality data program. Our ASCs that participate in the ASCQR Program receive the full annual update to the ASC payment rate. Those ASCs that do not successfully report quality data under the ASCQR Program may receive a payment reduction.
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
We also market our surgical facilities directly to private insurance payors via our contracting and credentialing programs. Payor marketing activities conducted by our corporate office management and facility administrators emphasize the high quality of care, cost advantages and convenience of our surgical facilities, and are focused on making each surgical facility an approved provider under local managed care plans.
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
Human Capital Resources
At December 31, 2024, we had approximately 15,000 employees, including full-time and part-time employees. None of our employees are represented by a collective bargaining agreement. Our mission is to enhance patient quality of life through partnership. We appreciate that our colleagues are key to creating value and believe that we have a good relationship with them. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment.
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
We believe our colleagues are vital contributors to our success. We devote significant resources to attract, develop, retain and accelerate our workforce. We strive to live all our values, including demonstrating compassion and kindness in all that we do. We are committed to promoting an inclusive and kind culture through diversity of thoughts and backgrounds, recognizing the value these experiences bring to our colleagues, physicians, patients and communities. We believe this creates an engaged workforce that feels a sense of belonging in the wonderful work they carry out for patients and communities alongside colleagues and providers.
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
Certificates of Need, Licensure and Accreditation
Capital expenditures for the construction of new health care facilities, the addition of beds or new health care services or the acquisition of existing health care facilities may be reviewable by state regulators under statutory programs that are sometimes referred to as certificate of need laws. States with certificate of need laws restrict or otherwise require prior authorization for the construction and acquisition of health care facilities and the expansion of existing facilities and services. In these states, approvals, generally known as certificates of need, are required for capital expenditures exceeding certain preset monetary thresholds for the development, acquisition and/or expansion of certain facilities or services, including, in certain of these states, surgical facilities. Certificate of need laws are being challenged in many states across the country and any future changes could have positive and negative impacts on our business. We currently operate in 22 states that have certificate of need laws.
Our surgical facilities are subject to state licensing requirements. Although our surgical hospitals primarily or exclusively provide surgical services, they must meet all applicable requirements for general hospital licensure. In addition, based on the specific operations of our surgical facilities, some of these facilities maintain a pharmacy license, a controlled substance registration, a clinical laboratory certification waiver, and environmental protection permits for biohazards and/or radioactive materials, as required by applicable law. The failure to comply with these regulations and applicable licensing requirements could result in the suspension or revocation of a facility’s license.
As of December 31, 2024, the majority of our facilities were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care, two of the major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of health care facilities. The effect of accreditation by these organizations is to exempt the facilities from routine surveys by state agencies to determine compliance with CMS requirements. These accredited facilities are subject to periodic surveys by the accrediting organization to ensure that they are in compliance with the applicable standards. Many private insurance health plans require our facilities to be accredited by one or both of these organizations in order to be participating providers. Failure to maintain accreditation would cause a facility to become subject to state survey agency oversight and potentially subject to increased scrutiny by CMS, and could result in a loss of payment from private insurance health plans.
Affordable Care Act Repeal Efforts
Initiatives to repeal or modify the Patient Protection and Affordable Care Act (the "Affordable Care Act") have persisted over the past several years. As an example, the Tax and Jobs Act of 2017 effectively eliminated the tax penalty associated with the so-called "individual mandate," which required most individuals to obtain qualifying health insurance coverage or pay a tax penalty. As of December 31, 2024, however, further legislative efforts to repeal and replace the Affordable Care Act in full have not been successful. Nevertheless, we are unable to guarantee that future efforts, such as the adoption of any future federal or state health care reform legislation, or any ruling by a court with respect to the Affordable Care Act, will not have a negative financial impact on the Company.
Medicare and Medicaid Participation
The majority of our revenue is derived from third-party payors, including federal and state health care programs, such as Medicare and Medicaid, and private insurance payors. Continued participation in these programs, and in particular Medicare, is dependent on our continued compliance with regulations promulgated by HHS.
Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of patient admissions and discharges, the quality of care provided, the validity of MS-DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Additionally, CMS has implemented a number of programs that use private contractors that contract with CMS to identify overpayments and underpayments and other potential sources of billing fraud. Our facilities and providers periodically receive letters from auditors contracted with CMS requesting repayment of alleged overpayments for services and incur expenses associated with responding to and appealing these determinations, as well as the costs of repaying any overpayments. Although all such repayments requested to date have been immaterial, we are unable to quantify the aggregate financial impact of these audits on our facilities given the pending appeals and uncertainty about the extent of future audits.

Federal Anti-Kickback Statute and Medicare Fraud and Abuse Laws
The Social Security Act of 1935 includes provisions addressing false statements, illegal remuneration and other instances of fraud and abuse in federal health care programs. These provisions include the statute commonly known as the federal Anti-Kickback statute (the "Anti-Kickback Statute"). The Anti-Kickback statute prohibits providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for, or ordering or arranging for, or recommending the order of, any item or service covered by a federal health care program, including, but not limited to, the Medicare and Medicaid programs. Violations of the Anti-Kickback Statute are criminal offenses punishable by imprisonment and fines of up to $100,000 for each violation. Civil violations are punishable by fines of up to $50,000 for each violation, as well as damages of up to three times the total amount of remuneration received from the government for health care claims. Violations may further result in civil monetary penalties and exclusion from state and federal health care programs. An arrangement may violate the Anti-Kickback Statute even if only one purpose – as opposed to the primary purpose – of the arrangement is to induce referrals. Specific intent to violate the statute is not required for a violation to occur.
Under regulations issued by the Office of the Inspector General of HHS (the "OIG"), certain types of arrangements involving remuneration are deemed not to violate the Anti-Kickback Statute (commonly referred to as the safe harbors). The safe harbor regulations outline standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-Kickback Statute. The failure of a particular business arrangement to comply with a safe harbor does not determine whether the arrangement violates the Anti-Kickback Statute. Instead, when a transaction or relationship does not fit within a safe harbor, the facts and circumstances as well as the intent of the parties related to a specific transaction or relationship must be examined to determine whether or not any illegal conduct has occurred.
Physician-owners of our surgical facilities are in a position to generate referrals to the facilities, potentially subjecting the distribution of available cash to those investors to scrutiny under the Anti-Kickback Statute. Because the ownership and operations of our surgical facilities may not fit wholly within any of the safe harbors, we attempt to structure our surgical facilities, and in particular our ASCs, to fit as closely as possible within the safe harbor designed to protect distributions to physician-investors in ASCs who directly refer patients to the ASC and personally perform the procedures at the center as an extension of their practice (the "ASC Safe Harbor"). However, we believe that the ownership and operations of our surgical facilities will not fully satisfy the ASC Safe Harbor requirements for investment interests in ASCs because, among other things, we or one of our subsidiaries will generally be an investor in and provide management services to each ASC. While we believe our ASCs would nonetheless be found to be compliant with the Anti-Kickback Statute, we cannot assure you that the OIG would view our activities favorably even though we strive to achieve compliance with the remaining elements of this safe harbor.
In addition, although we expect each physician-investor to utilize the ASCs as an extension of his or her practice and ask each physician-investor to certify this practice, we cannot assure you that all physician-investors will do so in a manner consistent with the requirements of the ASC Safe Harbor. Interests in our ASC joint ventures are purchased at what we believe to be fair market value. Investors who purchase at a later time generally pay more for a given percentage interest than founding investors. The result is that while all investors are paid distributions in accordance with their ownership interests, for ASCs where there are later purchases, we cannot meet the safe harbor requirement that return on investment is directly proportional to the amount of capital investment. The OIG has on several occasions reviewed investments relating to ASCs, and in Advisory Opinion No. 07-05 (June 19, 2007), raised concerns that (a) purchases of interests from physicians might yield gains on investment rather than capital infusion to the ASCs, (b) such purchases could be meant to reward or influence the selling physicians’ referrals to the ASC or the hospital, and (c) such returns might not be directly proportional to the amount of capital invested. For similar reasons, our hospital investments do not fit wholly within the safe harbor for investments in small entities because certain of the investment interests are held by investors who are either in a position to refer to the hospital or who provide services to the hospital and because the hospital’s gross revenues are derived from referrals generated by those investors. However, we believe our surgical facilities comply with the remaining elements of their respective safe harbors.
Our financial relationships with potential referral sources could potentially be scrutinized under the Anti-Kickback Statute. We have entered into management agreements to manage the majority of our surgical facilities and physician practices. Most of these agreements call for our subsidiary to be paid a percentage of revenue-based management fee. Although there is a safe harbor for personal services and management contracts (the "Personal Services and Management Safe Harbor"), the Personal Services and Management Safe Harbor requires, among other things, that the amount of the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fees are generally based on a percentage of revenue, our management agreements do not typically meet this requirement. We do, however, believe that our management arrangements satisfy the other requirements of the Personal Services and Management Safe Harbor for personal services and management contracts. The OIG has taken the position in several advisory opinions that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-Kickback Statute. We have implemented formal compliance programs designed to safeguard against overbilling and believe that our management agreements comply with the requirements of the Anti-Kickback Statute. However, we cannot assure you that the OIG would find our compliance programs to be adequate or that our management agreements would be found to comply with the Anti-Kickback Statute.
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
Federal Physician Self-Referral Law
The federal physician self-referral law (the "Stark Law") prohibits physicians (as well as chiropractors, optometrists, dentists and podiatrists) from referring patients to an entity with which the practitioner or a member of his or her immediate family has a "financial relationship" for the provision of certain "designated health services" that are paid for in whole or in part by Medicare or Medicaid unless an exception applies. "Designated health services" include inpatient and outpatient hospital services, clinical laboratory services and radiology services. The term "financial relationship" is broadly defined and includes most types of ownership and compensation relationships. The Stark Law also prohibits the entity from seeking payment from Medicare or Medicaid for services that are rendered through a prohibited referral. If an entity is paid for services provided through a prohibited referral, it may be required to refund the payments. Violations of the Stark Law may also result in the imposition of damages equal to three times the amount improperly claimed and civil monetary penalties of up to $15,000 per prohibited claim and $100,000 per prohibited circumvention scheme and exclusion from participation in the Medicare and Medicaid programs.
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
The Stark Law currently includes the Whole Hospital Exception, as modified by the Affordable Care Act, which governs physician ownership of a hospital and requires, among other things, that such ownership is in the whole hospital, the physician is authorized to perform services at the hospital, and the ownership predates December 31, 2010. We believe that physician investments in our facilities licensed as hospitals meet the requirements of the Whole Hospital Exception. We cannot predict whether amendments to the Whole Hospital Exception will be included in any future legislation, including a repeal of the Affordable Care Act, or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals. Any such changes could have an adverse effect on our financial condition and results of operations.
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
Federal and State Privacy and Security Requirements
We are subject to the Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), including the Health Information Technology for Economic and Clinical Health Act (the "HITECH Act"), which was enacted as part of The American Recovery and Reinvestment Act of 2009. The HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations. The HIPAA privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards require our compliance with rules governing the use and disclosure of this health information. They create rights for patients in their health information and they require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. The HIPAA security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic protected health and related financial information. Although the security standards do not reference or advocate a specific technology, and covered health care providers, plans and clearinghouses have the flexibility to choose their own technical solutions, the security standards have required us to implement significant new systems, business procedures and training programs.
Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The HITECH Act strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations by introducing a tiered penalty system, with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. However, a single breach incident can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. The HITECH Act authorizes State Attorneys General to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations. We expect vigorous enforcement of the HITECH Act’s requirements by HHS and State Attorneys General. HHS has allocated increased funding towards HIPAA enforcement activity and such enforcement activity has seen a marked increase over recent years. We cannot predict whether our surgical facilities will be able to comply with future rules and are unable to predict the financial impact to our surgical facilities in implementing the requirements under such rules if and when they take effect.
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
In response to the increasing number of cyberattacks targeting the healthcare sector, HHS issued a Notice of Proposed Rulemaking on January 6. 2025 aimed at enhancing HIPAA security regulations. If these proposed regulatory changes are enacted, our surgical facilities will need to comply with the new security standards, potentially incurring significant costs to implement necessary changes.
Emergency Medical Treatment and Active Labor Act
Our surgical hospitals are subject to the Emergency Medical Treatment and Active Labor Act ("EMTALA"). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions or transfer exists regardless of a patient’s ability to pay for treatment. Off-campus facilities such as surgery centers that lack emergency departments or otherwise do not treat emergency medical conditions generally are not subject to EMTALA. They must, however, have policies in place that explain how the location should proceed in an emergency situation, such as transferring the patient to the closest hospital with an emergency department. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay, including civil monetary penalties and exclusion from participation in the government health care programs. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. CMS has actively enforced EMTALA and has indicated that it will continue to do so in the future. We believe that our surgical hospitals comply with EMTALA. With respect to our hospitals that do not have an emergency room, those hospitals maintain a protocol for the transfer of patients requiring emergency treatment. While we believe such protocols satisfy CMS requirements, we are unable to guarantee that CMS would not interpret such protocols to be inconsistent with EMTALA requirements, potentially jeopardizing each facility's participation in the Medicare program.
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
We depend upon private and governmental third-party sources of payment for the services provided by physicians in our physician network and to patients in our surgical facilities, including surgical hospitals. We derived approximately 41% of our revenue from government payors, including Medicare and Medicaid programs in 2024 and 42% in both 2023 and 2022. The amounts that we receive from the Medicare and Medicaid programs for our services are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; refinements to the Medicare Ambulatory Surgery Center payment system and refinements made by CMS to Medicare’s reimbursement policies; requirements for utilization review; and federal and state funding restrictions; any of which could materially adversely affect payments we receive from these government programs, as well as affect the timing of payments to our facilities.
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
Payments from private insurance payors, including state workers’ compensation programs and managed care organizations, represented approximately 54%, 53% and 52% of our patient service revenue in 2024, 2023 and 2022, respectively. Most of these payments came from private insurance payors with which our facilities have contracts. If we fail to enter into favorable contracts or maintain satisfactory relationships with private insurance organizations, our revenue may decrease. Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of health care services, including insurance companies and employers, to revise payment methods and monitor health care expenditures in an effort to contain health care costs.
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
Additionally, payments from workers’ compensation payors represented approximately 4% of our patient service revenue in 2024, 2023 and 2022. A majority of states have implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If states reduce the amounts paid to providers under the workers’ compensation fee schedules, it could have an adverse impact on our operating results.
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
As we operate in multiple markets, each with a different competitive landscape, shifts within our payor mix or case mix may not be uniform across all of our affiliated facilities. Rather, these shifts may be concentrated within certain markets due to local competitive factors. In addition, we are unable to predict the results of an increasing trend towards value based payment on our reimbursement.Therefore, the results of our individual affiliated facilities, including facilities that are material to our results, may be volatile, which could result in a material adverse effect on our business, prospects, results of operations and financial condition.
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
Our acquisition and development activities require substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. As a result, we may take actions to fund future acquisitions and development activities that could have a material adverse effect on our business, prospects, results of operations and financial condition, including incurring substantial debt with certain restrictive terms. Further, sufficient capital or financing may not be available to us on satisfactory terms, if at all. In addition, our ability to acquire and develop additional surgical facilities may be limited by state certificate of need programs, licensure requirements, antitrust laws, and other regulatory restrictions on expansion. We also face significant competition from local, regional and national health systems and other owners of surgical facilities in pursuing attractive acquisition candidates. The surgical facilities we develop typically incur losses in their early months of operation and, until their caseloads grow, they generally experience lower total revenue and operating margins than established surgical facilities, and we expect this trend to continue.
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
Our revenue is particularly sensitive to regulatory, economic and other conditions in the state of Idaho. As of December 31, 2024, we owned and operated three consolidated surgical hospitals and four consolidated ASCs in Idaho, representing approximately 29% of our revenue during fiscal year 2024. These surgical facilities also provide ancillary services, including physician practices, radiation oncology and anesthesia services. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, including Idaho, our case volumes could decline in such states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
If a pandemic, epidemic or outbreak of an infectious disease or other public health crisis were to affect the areas in which we operate, our business, including our revenue, profitability and cash flows, could be adversely affected. If any of our facilities were involved, or perceived to be involved, in treating patients with a highly contagious disease, or there was an outbreak of a highly contagious disease in areas in which our surgical centers are located, our patients might cancel or defer elective procedures or otherwise avoid medical treatment. This could result in reduced patient volumes and operating revenues, potentially over an extended period. Further, a pandemic, epidemic or outbreak of an infectious disease might adversely impact our business by causing temporary shutdowns of our facilities or diversion of patients or by causing staffing shortages in our facilities. We may be unable to locate replacement supplies, and ongoing delays could require us to reduce procedure volume or cause temporary shutdowns of our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the extent to which a public health crisis will impact our business is difficult to predict and will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.
Financial and Accounting Risks
We have a history of net losses and may not achieve or sustain profitability in the future.
We had net losses attributable to Surgery Partners, Inc. of $168.1 million, $11.9 million and $54.6 million, in 2024, 2023 and 2022, respectively. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. Growth of our revenue may slow or revenue may decline and expenses may increase for a number of possible reasons, including reduced demand for our services, regulatory shifts and other risks and uncertainties. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report. All of these factors could contribute to future net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
As of December 31, 2024, we and our subsidiaries had approximately $3.4 billion aggregate principal amount of indebtedness outstanding, which includes approximately $1.4 billion principal amount of senior secured term loans (the "Term Loan") outstanding and $800.0 million senior unsecured notes due 2032 (the "2032 Unsecured Notes"). As of December 31, 2024, we had $192.0 million of outstanding borrowings under our $703.8 million senior secured revolving credit facility (the "Revolver" and, together with the Term Loan, the "New Secured Credit Facilities" and, together with the 2032 Unsecured Notes, the "Senior Indebtedness"). After giving effect to the $10.3 million principal amount of outstanding letters of credit issued under our Revolver, we had $501.5 million of unused commitments available to be borrowed under the Revolver. In addition to the Senior Indebtedness, our aggregate principal amount of indebtedness outstanding includes approximately $1.0 billion of notes payable and finance lease obligations primarily related to property and equipment for operations. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. In addition, subject to applicable restrictions under our Senior Indebtedness, we may incur significant additional indebtedness, which may be secured, from time to time, which could have important consequences, including:
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
We and our subsidiaries may be able to incur additional indebtedness in the future, including secured indebtedness. Although the credit agreement governing the New Credit Facilities and the indentures governing the 2032 Unsecured Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.
In addition, as of December 31, 2024, we had approximately $501.5 million available for additional borrowings under the Revolver (after giving effect to the $10.3 million aggregate principal amount of outstanding letters of credit issued under our Revolver at such time). If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
We own and operate our surgical facilities through limited partnerships and limited liability companies. Local physicians, physician groups and health care systems also own an interest many of these partnerships and limited liability companies. For some of our surgical facilities, indebtedness at the partnership level is funded through intercompany loans that we provide. At December 31, 2024, our intercompany loans totaled $35.7 million. Through these loans we may have a security interest in the partnership’s or limited liability company’s assets, depending upon the terms thereof in each instance. However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans, or such loans are challenged under certain health care laws. Additionally, at December 31, 2024, our global intercompany note, which we use to transfer debt balances between our subsidiaries, had a zero balance.
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
Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We periodically enter into interest rate swap agreements and interest rate cap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements and interest rate cap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap and cap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities.
Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2024, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $529.0 million and state NOL carryforwards of approximately $630.7 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as amended (the "Code"). The Company has Section 382 limitations due to certain historical acquisitions; however, these limitations, when combined with amounts allowable due to net unrecognized built in gains, are not expected to impact the realization of the deferred tax assets associated with these NOLs. The Company has $434.3 million of federal NOL carryforwards that will begin to expire in 2030 and will completely expire in 2037. The remaining federal NOL carryforwards, which were generated after 2017, do not expire. Our state NOL carryforwards will expire between 2025 and 2043. Future ownership changes may subject our NOL carryforwards to further annual limitations, which could restrict our ability to use them to offset our taxable income in periods following the ownership changes.
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
HIPAA as well as numerous other federal and state laws and regulations, govern the collection, dissemination, use, privacy, security, confidentiality, integrity and availability of personally identifiable information ("PII"), including protected health information ("PHI") by covered entities such as us. Ongoing implementation of administrative, physical and technical safeguards, maintenance of policies and procedures governing use and disclosure of PHI, and oversight of compliance with HIPAA requirements involves significant time, effort and expense. A cyber-attack or other intrusion that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with potentially substantial fines and penalties. Please see Item 1. “Business-Governmental Regulation-Federal and State Privacy and Security Requirements” included elsewhere in this Annual Report.

Many states in which we operate may impose supplemental laws that are more protective of the privacy and security of PII than HIPAA. Where these state laws are more protective than HIPAA, we have to comply with their stricter provisions. Only some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their PII has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. For example, HHS issued a Notice of Proposed Rulemaking on January 6, 2025, which proposes changes to the HIPAA security regulations aimed at enhancing cybersecurity protections in the healthcare sector. Our facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of confidential health information. New health information standards could have a significant effect on the manner in which we do business, and the cost of complying with new standards could be significant. We may not remain in compliance with the diverse privacy requirements in all of the jurisdictions in which we do business. If we fail to comply with HIPAA or similar state laws, we could incur substantial civil monetary or criminal penalties.
Legal and Regulatory Risks
If we fail to comply with or otherwise incur liabilities under the numerous federal and state laws and regulations relating to the operation of our facilities, we could incur significant penalties or other costs or be required to make significant changes to our operations.
The health care industry is heavily regulated and we are subject to many laws and regulations at the federal, state and local government levels in the markets in which we operate. These laws and regulations require that our facilities meet various licensing, certification and other requirements, including, but not limited to, those relating to:
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
•antitrust;
•building codes;
•workplace health and safety;
•licensure and certification handling of medication;
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
We do not control whether or when regulatory events might occur. In the event we are required to purchase all of the physicians’ ownership, our existing capital resources would not be sufficient for us to meet this obligation. These obligations and the possible termination of our partnership and management agreements would have a material adverse effect on our financial condition and results of operations.
Our surgical facilities do not satisfy the requirements for any of the safe harbors under the federal Anti-Kickback Statute. If a federal or state agency asserts a different position or enacts new laws in this regard, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenue.
The Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referrals for items or services payable by Medicare, Medicaid, or any other federally funded health care program. Our exclusion from participation in all federally funded health care programs as a result of a violation of the Anti-Kickback Statute would have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, many of the states in which we operate have also adopted laws, similar to the Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These state laws typically impose criminal and civil penalties, including the loss of a license to do business in the state.
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
The surgery center safe harbor protects four types of investment arrangements: surgeon owned surgery centers; single specialty surgery centers; multi-specialty surgery centers; and hospital/physician surgery centers. In addition to the physician investor, the categories permit an "unrelated" investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our surgical facilities typically consist of one of our subsidiaries being an investor in each partnership or limited liability company that owns the facility, in addition to providing management and other services to the facility. Therefore, our business arrangements with our surgery centers, surgical hospitals and physician groups do not qualify for the expanded safe harbor protection from government review or prosecution under the Anti-Kickback Statute. Nevertheless, we believe that we are in compliance with the requirements of the Anti-Kickback Statute.
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
The federal government may impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs and other federal and state health care programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the anti-fraud provisions of HIPAA. In addition, a violation of the Stark Law or the Anti-Kickback Statute can result in liability under the federal False Claims Act (the "FCA"), which, among other things, prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the federal government. The statute defines "knowingly" to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Violators of the FCA are subject to severe financial penalties, including treble damages and per claim penalties in excess of $10,000. Because our facilities perform hundreds or thousands of similar procedures each year for which they are paid by Medicare, and since the statute of limitations for such claims extends for six years under normal circumstances (and possibly as long as ten years in the event of failure to discover material facts), a repetitive billing error or cost reporting error could result in significant, material repayments and civil or criminal penalties.
Moreover, individuals are increasingly using the "qui tam" or whistleblower provisions of the FCA, which permit private parties to bring actions on behalf of the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties for each false claim submitted to the government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement.
An allegation or determination that we have violated the law could have a material adverse effect on our business, prospects, results of operations and financial condition.
In addition, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $20,000 for each wrongful act. Although this prohibition applies only to federal health care program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. To the extent our patient assistance programs or other discount policies are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs, or be subject to other significant penalties.
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
The Medicare program presently requires hospitals and ASCs to report performance data on a variety of quality metrics. Facilities that fail to report are penalized with reduced Medicare payments. Additionally, payments to hospitals are adjusted based on the hospital’s performance on these quality measures. A substantial portion of hospital payment is at risk depending on its individual performance relative to benchmarks and other hospitals’ performance. There is a substantial risk that our Medicare payments could be reduced if our hospitals fail to perform adequately on these measures. Additionally, there is a risk that Medicare payments could be reduced if our facilities (hospitals and ASCs) fail to adequately report data as required by CMS. ASC payments are not yet adjusted based on performance against quality measures, but there is a substantial risk that Congress may soon link ASC Medicare payments to actual performance, in addition to reporting.
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
Some states are increasingly scrutinizing healthcare mergers, acquisitions, joint ventures, and other strategic transactions. Several states have recently enacted or are contemplating statutes that broadly focus on assessing and regulating the transactional impacts on healthcare quality, cost, equity, and accessibility. This trend of increased scrutiny and expanded regulatory oversight of healthcare transactions is anticipated to persist, typically requiring regulatory approval. Additionally, some states require prior approval for the construction, acquisition or expansion of health care facilities or expansion of the services the facilities offer. In giving approval, these states consider the need for additional or expanded health care facilities or services, as well as the financial resources and operational experience of the potential new owners of existing health care facilities. In many of the states in which we currently operate, certificates of need must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters. The remaining states in which we now or may in the future operate may adopt similar legislation. Our costs of obtaining a certificate of need could be significant, and we cannot assure you that we will be able to obtain the certificates of need or other required approvals for additional or expanded surgical facilities or services in the future. In addition, at the time we acquire a surgical facility, we may agree to replace or expand the acquired facility. If we are unable to obtain required approvals, we may not be able to acquire additional surgical facilities, expand health care services we provide at these facilities or replace or expand acquired facilities.
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
As of December 31, 2024, affiliates of Bain Capital owned approximately 39.3% of our outstanding common stock. Although we are no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq, affiliates of Bain Capital continue to be able to significantly influence our decisions.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The following sets forth information regarding our cybersecurity strategy, risk management program and approach to governance as it relates to cybersecurity risks. For additional information on the impact of cybersecurity risks on our business, please refer to Part I, Item 1A. Risk Factors, of this Form 10-K under the heading "Cybersecurity and Data Risks."
Cybersecurity Risk Management and Strategy
Management has responsibility for developing and coordinating the Company’s cybersecurity policy and strategy, and for managing the prevention, detection, mitigation and remediation of cybersecurity incidents. We utilize various risk assessment tools and technologies to identify potential cyber and information security threats and risks as well as engage with various third parties to assist in program development, risk evaluation and testing. Our cybersecurity program is predicated on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). At minimum, on an annual basis we measure ourselves against this framework and use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our strategic execution. We have also implemented a third-party risk assessment process for certain service providers, suppliers, and vendors, which is conducted during the procurement cycle. Critical vendors are assessed on an annual basis. In addition, all team members are required to participate in ongoing training and awareness programs that include periodic assessments to drive adoption and awareness of cybersecurity processes and controls.
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
Cybersecurity Governance
Management is responsible for the day-to-day handling of risks facing our Company. Our Board of Directors as a whole and through its committees, oversees risk management, including cybersecurity risks. The Board has delegated risk management responsibilities with respects to cybersecurity to our Audit Committee. Specifically, the Audit Committee periodically reviews our cybersecurity policies, data security programs and plans that management has established to monitor compliance and assess preparedness. Our cybersecurity team is led by our CISO, who has over 20 years of experience in the cybersecurity space and is a Certified Information Security Manager (CISM). On an annual basis, at a minimum, our CISO or Chief Information Officer (CIO) present necessary updates on our cybersecurity risks and any material cybersecurity incidents. These updates include the following: (i) current cybersecurity threats, (ii) an overview of third-party risks, (iii) our cybersecurity roadmap, (iv) the maturity of our cybersecurity programs and/or (v) ongoing regulatory compliance.
Item 2. Properties
Our corporate headquarters is located in Brentwood, Tennessee, where we currently lease approximately 29,670 square feet of office space pursuant to an agreement with an initial term expiring December 31, 2027. Our surgical facilities typically are located on real estate leased by the partnership or limited liability company that operates the facility. Of our 161 surgical facilities, 157 utilize leased real property. These leases generally have initial terms of 10 years, but range from 2 to 15 years. Most of the leases contain options to extend the lease period for up to 10 additional years. We generally guarantee the lease obligations of the partnerships and LLCs that own our surgical facilities. We expect to be able to renew or replace a substantial majority of these leases on substantially similar terms as they come due. Most of our ASCs range in size from 8,000 to 12,000 square feet and are specifically tailored to meet the needs of physician-partners and their specialties. We believe these spaces are sufficient and adequate for our needs at this time.
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
Stockholders
As of February 24, 2025, there were 193 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Dow Jones U.S. Health Care Providers Index. The graph begins on December 31, 2019, and the comparison assumes $100 was invested in our common stock and in each of the indices on such date and assumes the reinvestment of dividends, if any.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Surgery Partners, Inc.	$100.00	$185.31	$341.17	$177.96	$204.34	$135.23
Nasdaq Composite Index	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22
Dow Jones U.S. Health Care Providers Index	$100.00	$111.94	$146.13	$147.85	$142.09	$127.80
This graph is furnished and not filed with the SEC, is not soliciting material under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 15, 2017, our Board of Directors authorized a share repurchase program of up to $50.0 million of our issued and outstanding common stock from time to time. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice. The Company did not repurchase any shares of common stock during the three months ended December 31, 2024. At December 31, 2024, the Company continued to have authority to repurchase up to $46.0 million of shares of common stock under the share repurchase program. The authorization does not obligate us to repurchase any shares, and we do not intend to make further repurchases under this program.
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
Executive Overview
As of December 31, 2024, we owned or operated, primarily in partnership with physicians, a portfolio of 161 surgical facilities comprised of 142 ASCs and 19 surgical hospitals across 31 states. We owned a majority interest in 83 of the surgical facilities and consolidated 118 of these facilities for financial reporting purposes.
Total revenues for 2024 increased 13.5% to $3.1 billion from $2.7 billion in 2023. The increase in revenues was attributable to same-facility revenue growth and acquisitions completed in 2024. Days adjusted same-facility revenues for 2024 increased 8.0% from 2023, with a 4.0% increase in revenue per case and a 3.9% increase in same-facility cases. Additionally, for 2024, Adjusted EBITDA increased 16.0% to $508.2 million compared to $438.1 million for 2023. The increase in Adjusted EBITDA was primarily attributable to revenue growth, continued cost management initiatives and acquisitions completed in 2024 and 2023. For 2024, net loss attributable to Surgery Partners, Inc. was $168.1 million compared to $11.9 million for 2023. A reconciliation of non-GAAP financial measures appears below under the heading "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and pursuing other portfolio management initiatives. During 2024, we acquired a controlling interest in eight surgical facilities and several physician practices for aggregate cash consideration of $378.8 million, net of cash acquired, and non-cash consideration of $1.1 million.
We had cash and cash equivalents of $269.5 million and $501.5 million of borrowing capacity under the Revolver as of December 31, 2024.
Revenues
Our revenues consist of patient service revenues and other service revenues. Patient service revenues consist of revenue from our Surgical Facilities reportable segment. Specifically, patient service revenues include fees for surgical or diagnostic procedures performed at surgical facilities that we consolidate for financial reporting purposes, as well as for patient visits to our physician practices, anesthesia services, pharmacy services and diagnostic screens ordered by our physicians. Other service revenues include management and administrative service fees derived from our non-consolidated facilities that we account for under the equity method, management of surgical facilities and physician practices in which we do not own an interest, management services we provide to physician practices for which we are not required to provide capital or additional assets and other non-patient services.
The following table summarizes revenues by service type as a percentage of total revenues:

	Year Ended December 31,
	2024	2023	2022
Patient service revenues	98.1%	98.4%	98.5%
Other service revenues	1.9%	1.6%	1.5%
Total revenues	100.0%	100.0%	100.0%

Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Year Ended December 31,
	2024	2023	2022

Private insurance payors	53.5%	52.5%	51.5%
Government payors	41.1%	41.8%	42.3%
Self-pay payors	2.7%	2.5%	2.6%
Other payors (1)	2.7%	3.2%	3.6%
Total	100.0%	100.0%	100.0%
(1)Comprised of automobile liability, letters of protection and other payor types.
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2024	2023	2022

Orthopedics and pain management	40.2%	36.1%	36.4%
Ophthalmology	23.3%	24.4%	24.3%
Gastrointestinal	22.6%	23.7%	22.9%
General surgery	2.3%	2.6%	3.0%
Other	11.6%	13.2%	13.4%
Total	100.0%	100.0%	100.0%

Segment Information
Our business is comprised of one reportable segment, Surgical Facilities. For more information about the components of the reportable segment, please see Part I, Item 1. "Business-Operations" included elsewhere in this Annual Report. The "All other" line item below primarily consists of amounts attributable to the Company's corporate general and administrative functions.
The following tables present financial information for the reportable segment (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenues:
Surgical Facilities	$3,114.3	$2,743.3	$2,539.3
Total revenues	$3,114.3	$2,743.3	$2,539.3

Adjusted EBITDA:
Surgical Facilities	$610.0	$534.3	$461.9
All Other	(101.8)	(96.2)	(81.7)
Total Adjusted EBITDA (1)	$508.2	$438.1	$380.2

Depreciation and amortization:
Surgical Facilities	$138.9	$110.8	$105.4
All other	13.7	7.3	9.4
Total depreciation and amortization expense	$152.6	$118.1	$114.8

Supplemental Information:
Cash purchases of property and equipment, net:
Surgical Facilities	$86.6	$88.7	$75.4
All Other	3.8	0.1	5.2
Total cash purchases of property and equipment, net	$90.4	$88.8	$80.6
(1)For a reconciliation of Adjusted EBITDA to income before income taxes as reflected in the audited consolidated statements of operations see "Certain Non-GAAP Measures" below.

	December 31,
	2024	2023
Assets:
Surgical Facilities	$7,466.3	$6,383.7
All Other	423.7	493.0
Total assets	$7,890.0	$6,876.7
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
Revenue Recognition
Our patient service revenues are derived primarily from surgical procedures performed at our surgical facilities, patient visits to physician practices, anesthesia services provided to patients, pharmacy services and diagnostic screens ordered by our physicians. The fees for such services are billed either to the patient or a third-party payor, including Medicare and Medicaid. We recognize patient service revenues, net of contractual allowances and implicit price concessions, which we estimate based on existing contracts or the historical trend of our cash collections and contractual write-offs. Contractual allowances are recorded at the time of payment and the time of billing for surgical hospitals and ASCs, respectively.
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
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to revenue recognition during the years ended December 31, 2024, 2023 and 2022.
Accounts Receivable
Our patient service revenues and other receivables from third-party payors are recorded net of contractual allowances and implicit price concessions, which are estimated based on established fee schedules, relationships with payors, procedure statistics and other objective information including the historical trend of cash collections and contractual write-offs. Contractual allowances are recorded at the time of payment and the time of billing for surgical hospitals and ambulatory surgical centers, respectively. While changes in estimated reimbursement from third-party payors remain a possibility, we expect that any such changes would be minimal and, therefore, would not have a material effect on our financial condition or results of operations.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our average days sales outstanding was 61 and 60 days for the years ended December 31, 2024 and 2023, respectively.
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
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to accounts receivable during the years ended December 31, 2024, 2023 and 2022.
Income Taxes
We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We assess the likelihood that deferred tax assets will be recovered from sources of future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or subsequently increase or decrease this allowance, we must include an adjustment as part of the income tax provision in our results of operations.
The first step in determining the deferred tax asset valuation allowance is identifying reporting jurisdictions where we have a history of tax and operating losses or are projected to have losses in future periods as a result of changes in operational performance. We then determine if a valuation allowance should be established against the deferred tax assets for that reporting jurisdiction. The second step is to determine the amount of the valuation allowance. We will generally establish a valuation allowance equal to the net deferred tax asset (deferred tax assets less deferred tax liabilities) related to the jurisdiction identified in step one of the analysis. In certain cases, we may not reduce the valuation allowance by the amount of the deferred tax liabilities depending on the nature and timing of future taxable income attributable to deferred tax liabilities.
We recorded a valuation allowance against our deferred tax assets at December 31, 2024 and 2023 totaling $284.7 million and $150.1 million, respectively. The valuation allowance has been established for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized. Our income tax expense and/or other comprehensive income in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
The Company made income tax payments of $1.6 million, $1.4 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. In each of these periods the income tax payments related to states in which the Company does not have a NOL to offset taxable income. During the years ended December 31, 2024, 2023 and 2022, the Company made no federal income tax payments due to utilization of its NOL carryforwards.
Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as amended (the "Code") imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its NOLs to reduce its tax liability. Approximately $404.0 million in NOL carryforwards are subject to annual Section 382 base limitations. At this time, we do not believe this limitation, when combined with amounts allowable due to net unrecognized built in gains, will affect our ability to use any NOLs before they expire.
In assessing tax contingencies, we apply the provisions of ASC 740, “Income Taxes”. We apply the recognition threshold and measurement of a tax position taken or expected to be taken in a tax return and follow the guidance on various matters such as derecognition, interest, penalties and disclosure. We classify interest and penalties as a component of income tax expense. During each reporting period, we assess the facts and circumstances related to recorded tax contingencies, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue. If tax contingencies are no longer deemed probable based upon new facts and circumstances, the contingency is reflected as a reduction of the provision for income taxes in the current period.
Impairment of Goodwill
Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level, which is defined as one level below an operating segment or at the operating segment level, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. During 2024, the Company had identified two reporting units, American Group and National Group.
The Company tests its goodwill for impairment at least annually, as of October 1, or more frequently if certain indicators arise. A detailed evaluation of potential impairment indicators was performed, which specifically considered recent increases in interest rates, inflation risk and market volatility. As of the October 1, 2024 valuation, the estimated fair values of the reporting units were substantially in excess of their carrying values.
Subsequent to the date of our annual impairment test, the Company considered its operating results for the fourth quarter of 2024, macroeconomic, industry and market conditions, and other market indicators including its market capitalization. Based on its evaluation of all such factors, the Company concluded that no event had occurred and no circumstances had changed that would more likely than not reduce the fair value of its reporting units below their carrying values.
In 2024, 2023 and 2022, there were no non-cash impairment charges.
See Note 4. "Goodwill and Intangible Assets" to the consolidated financial statements elsewhere in this Annual Report for additional disclosure related to goodwill.

Results of Operations
Comparison of Operating Results for the Year Ended December 31, 2024 to the Year Ended December 31, 2023
The following tables summarize certain results from the statements of operations for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022

Revenues	$3,114.3	$2,743.3	$2,539.3
Operating expenses:
Cost of revenues	2,368.7	2,095.8	1,964.4
General and administrative expenses	138.7	120.9	102.2
Depreciation and amortization	152.6	118.1	114.8
Transaction and integration costs	100.1	61.7	47.5
Net loss on disposals, consolidations and deconsolidations	40.6	14.4	11.1
Equity in earnings of unconsolidated affiliates	(19.5)	(14.2)	(12.5)
Litigation settlements	(0.8)	10.6	(29.3)
Loss on debt extinguishment	5.1	15.5	14.9
Other income	(20.0)	(7.5)	(19.0)
	2,765.5	2,415.3	2,194.1
Operating income	348.8	328.0	345.2
Interest expense, net	(201.7)	(193.0)	(234.9)
Income before income taxes	147.1	135.0	110.3
Income tax (expense) benefit	(134.6)	0.3	(23.3)
Net income	12.5	135.3	87.0
Less: Net income attributable to non-controlling interests	(180.6)	(147.2)	(141.6)
Net loss attributable to Surgery Partners, Inc.	$(168.1)	$(11.9)	$(54.6)

Revenues. The following table sets forth revenues (in millions):

	Year Ended December 31,
	2024	2023

Patient service revenues	$3,054.4	$2,700.4
Other service revenues	59.9	42.9
Total revenues	$3,114.3	$2,743.3
Patient service revenues increased 13.1% to $3,054.4 million for the year ended December 31, 2024 compared to $2,700.4 million for the year ended December 31, 2023. The increase was primarily driven by an 8.0% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed during the year ended December 31, 2024. The increase in days adjusted same-facility revenues was attributable to a 3.9% increase in same-facility case volumes and a 4.0% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $2,368.7 million for the year ended December 31, 2024 compared to $2,095.8 million for the year ended December 31, 2023. The increase was primarily driven by increased performance of high acuity procedures and acquisitions completed during the year ended December 31, 2024. As a percentage of revenues, cost of revenues was 76.1% and 76.4% for the years ended December 31, 2024 and 2023, respectively.
General and Administrative Expenses. General and administrative expenses were $138.7 million and $120.9 million for the years ended December 31, 2024 and 2023, respectively. As a percentage of revenues, general and administrative expenses were 4.5% and 4.4% for the years ended December 31, 2024 and 2023, respectively.
Depreciation and Amortization. Depreciation and amortization expenses were $152.6 million and $118.1 million for the years ended December 31, 2024 and 2023, respectively. This increase was primarily due to accelerate depreciation recorded on certain long-lived assets as a result of the Company's portfolio management activities. As a percentage of revenues, depreciation and amortization expenses were 4.9% and 4.3% for the years ended December 31, 2024 and 2023, respectively.

Transaction and Integration Costs. We incurred $100.1 million of transaction and integration costs for the year ended December 31, 2024 compared to $61.7 million for the year ended December 31, 2023. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions.
Net Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations for the years ended December 31, 2024 and 2023 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the consolidated financial statements. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $201.7 million for the year ended December 31, 2024 compared to $193.0 million for the year ended December 31, 2023. As a percentage of revenues, interest expense, net was 6.5% and 7.0% for the years ended December 31, 2024 and 2023, respectively.
Income Tax (Expense) Benefit. Income tax expense was $134.6 million for the year ended December 31, 2024 compared to income tax benefit of $0.3 million for the year ended December 31, 2023. The increase in income tax (expense) benefit was primarily driven by an increase in the valuation allowance as a result of the Company being in a cumulative three-year pre-tax loss position at December 31, 2024.
The effective tax rate was 91.5% and (0.2)% for the years ended December 31, 2024 and 2023, respectively. See Note 9. "Income Taxes" for additional information related to the Company's effective tax rates for the years ended December 31, 2024 and December 31, 2023, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.8% and 5.4% for the years ended December 31, 2024 and 2023, respectively.
Comparison of Operating Results for the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Our discussion regarding the comparison of the year ended December 31, 2023 compared to the year ended December 31, 2022 was previously disclosed beginning on page 42 in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on February 26, 2024, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended December 31, 2023 Compared to Year Ended December 31, 2022" and is hereby incorporated herein by reference.
Liquidity and Capital Resources
Cash and cash equivalents were $269.5 million at December 31, 2024 compared to $195.9 million at December 31, 2023.
The primary source of our operating cash flows is the collection of accounts receivable from private insurance companies, federal and state agencies (under the Medicare and Medicaid programs) and individuals. Our cash flows provided by operating activities was $300.1 million for the year ended December 31, 2024 compared to $293.8 million for the year ended December 31, 2023. The $6.3 million increase was primarily driven by operational growth, partially offset by increased spend on acquisition and integration related costs and the timing of routine working capital.
Net cash used in investing activities for the year ended December 31, 2024 was $488.5 million compared to $225.6 million for the year ended December 31, 2023. The $262.9 million increase was primarily driven by an aggregate net increase of $250.2 million in payments for acquisitions (net of cash acquired) and purchases of equity method investments and a $23.2 million decrease in proceeds from sales of facilities.
Net cash provided by financing activities for the year ended December 31, 2024 was $262.0 million compared to net cash used of $155.2 million for the year ended December 31, 2023. The increase of $417.2 million was primarily driven by net proceeds received from the issuance and sale of $800.0 million in senior unsecured notes, partially offset by the redemption of all the Existing Notes (as discussed in the following section). The remaining increase was due to net borrowings on the Revolver used to fund acquisitions completed during the year ended December 31, 2024.
Discussion of the operating, investing and financing activities for the year ended December 31, 2023 was previously disclosed beginning on page 43 in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on February 26, 2024, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and is hereby incorporated herein by reference.
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

On June 20, 2024, the Company entered into the Amendment to the Credit Agreement (as define below), to provide for a new tranche of term loans under the Credit Agreement in an aggregate principal amount of $1.4 billion. The 2024 Refinancing Term Loans replace or refinance in full all of the existing term loans outstanding under the Credit Agreement (as in effect immediately prior to the Amendment), all as further set forth in the Amendment. The 2024 Refinancing Term Loans mature on December 19, 2030. The 2024 Refinancing Term Loans shall bear interest at a rate per annum equal to (x) the forward-looking term rate based on Term SOFR plus 2.75% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate plus 0.5% per annum above the federal funds effective rate and (ii) Term SOFR plus 1.00% per annum (which shall not be less than 1.00%) plus 1.75% per annum. The 2024 Refinancing Term Loans amortize in equal quarterly installments of 0.25% of the aggregate original principal amount of the 2024 Refinancing Term Loans. Voluntary prepayments of the 2024 Refinancing Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty.
Capital Resources
Net working capital was approximately $495.0 million at December 31, 2024 compared to $372.0 million at December 31, 2023.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.
Material Cash Requirements
The following table summarizes our material cash requirements by period as of December 31, 2024 (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest (1)	$5,208.2	$327.2	$592.1	$546.8	$3,742.1
Operating lease obligations, including interest (2)	409.7	59.1	105.2	75.7	169.7
Total contractual obligations	$5,617.9	$386.3	$697.3	$622.5	$3,911.8
(1)Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude our unamortized fair value adjustments related non-cash amortization for the Term Loan. These obligations are explained further in Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report. We used the applicable annual interest rate as of December 31, 2024 of 7.09%, based on SOFR plus the applicable margin, for our $1.4 billion outstanding Term Loan to estimate interest payments on this variable rate debt instrument.
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

The following table reconciles Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended December 31,
	2024	2023	2022
Consolidated Statements of Operations Data:
Income before income taxes	$147.1	$135.0	$110.3
Plus (minus):
Net income attributable to non-controlling interests	(180.6)	(147.2)	(141.6)
Depreciation and amortization	152.6	118.1	114.8
Interest expense, net	201.7	193.0	234.9
Equity-based compensation expense	33.3	17.7	18.4
Transaction, integration and acquisition costs (1)	108.0	64.9	48.6
Net loss on disposals, consolidations and deconsolidations	40.6	14.4	11.1
Litigation settlements and regulatory change impact (2)	3.1	17.5	(24.7)
Loss on debt extinguishment	5.1	15.5	14.9
Undesignated derivative activity (3)	—	0.6	(8.0)
Other (4)	(2.7)	8.6	1.5
Adjusted EBITDA	$508.2	$438.1	$380.2
(1)This amount includes transaction and integration costs of $100.1 million, $61.7 million and $47.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The $100.1 million for the year ended December 31, 2024, includes approximately $10.7 million of costs associated with evaluating strategic alternatives. This amount further includes start-up costs related to de novo surgical facilities of $7.9 million, $3.2 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)This amount includes a net litigation settlements (gain) loss of $0.8 million, $10.6 million and $29.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. This amount also includes other litigation costs of $3.9 million, $2.5 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, the year ended December 31, 2023, includes $4.4 million related to the impact of recent changes in Florida law regarding the use of letters of protection.
(3)This amount includes the reclassification of $7.5 million of unrealized gains out of accumulated OCI into income related to the de-designation of a portion of one of the Company's interest rate caps for the year ended December 31, 2022. This amount further includes fair value changes of undesignated derivatives for the years ended December 31, 2024, 2023 and 2022.
(4)For the year ended December 31, 2024, this amount includes hurricane-related impacts, net of insurance proceeds related to cyber event losses predominantly incurred in 2023.
For the year ended December 31, 2023, this amount includes estimates for the net impact of the May 2023 cyber event and losses from a divested business.
For the year ended December 31, 2022, this amount includes losses incurred, net of insurance proceeds received, related to certain surgical facilities that were closed following Hurricane Ian.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended December 31, 2024

Cash flows from operating activities	$300.1
Plus (minus):
Non-cash interest expense, net	(6.5)
Non-cash lease expense	(38.9)
Deferred income taxes	(131.5)
Equity in earnings of unconsolidated affiliates, net of distributions received	2.0
Changes in operating assets and liabilities, net of acquisitions and divestitures	118.9
Income tax expense	134.6
Net income attributable to non-controlling interests	(180.6)
Interest expense, net	201.7
Transaction, integration and acquisition costs	108.0
Litigation settlements and other litigation costs	3.1
Other (1)	(2.7)
Acquisitions and synergies (2)	58.4
Credit Agreement EBITDA	$566.6
(1)This amount includes estimates for the impact of a cyber event, losses from divested business and hurricane-related impacts.
(2)Represents impact of acquisitions as if each acquisition had occurred on January 1, 2024. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the New Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at December 31, 2024, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2025.
For more information regarding our interest rate swap and cap agreements, please refer to Note 7. "Derivatives and Hedging Activities" to our consolidated financial statements for the year ended December 31, 2024 included elsewhere herein.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures and Limitations on the Effectiveness of Controls
 An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures conducted as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
We acquired a controlling interest in Midwest Orthopedic Specialty Hospital, LLC effective April 30, 2024. We excluded this facility from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. For the year ended December 31, 2024, this facility contributed $60.8 million or 2.0% of our total revenues, and $303.7 million or 3.8% of our total assets.
 Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. The assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, determined that our internal control over financial reporting was effective as of December 31, 2024.
Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024. Their attestation report is included below in this Item 9A.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Surgery Partners, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Surgery Partners, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Surgery Partners, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Midwest Orthopedic Specialty Hospital, LLC, which is included in the 2024 consolidated financial statements of the Company and constituted approximately 3.8% of total assets as of December 31, 2024 and 2.0% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Midwest Orthopedic Specialty Hospital, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended December 31, 2024, and the related notes and our report dated March 6, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Nashville, Tennessee
March 6, 2025

Item 9B. Other Information
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended December 31, 2024, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2025 Annual Meeting of Stockholders (the "Definitive Proxy Statement"), which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2024.
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

4.2
Indenture, dated April 10, 2024, among Surgery Center Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 10, 2024).

4.3	Form of 7.250% Notes due 2032 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 10, 2024).
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

10.7
Amendment No. 1 to Income Tax Receivable Agreement, by and between Surgery Partners, Inc. and H.I.G. Surgery Centers, LLC (in its capacity as the Stockholders Representative), dated May 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 11, 2017).

10.8	Form of TRA Waiver and Assignment Agreement (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed March 16, 2018).
10.9 (a)	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 14, 2015).
10.10 (a)
Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 5, 2020).

10.11 (a)
First Amendment to the Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2021).

10.12 (a)
Surgery Partners, Inc. Cash Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 5, 2020).

10.13 (a)
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

10.18 (a)
Form of Performance Stock Unit Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2016).

10.19 (a)
Form of Non-Employee Director Restricted Stock Award Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2017).

10.20 (a)
Form of Stock-Settled Stock Appreciation Right Agreement under the Surgery Partners, Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2018).

10.21 (a)	Surgery Partners, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Appendix A of the Company's Proxy Statement filed on April 25, 2024).
10.22 (a)	SP Management Services, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 6, 2024).
10.23 (a)
Amended and Restated Employment Agreement, dated March 11, 2022, by and between Surgery Partners, Inc. and Jennifer Baldock (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2022).

10.24 (a)
Employment Agreement, dated January 4, 2018, between Surgery Partners, Inc., Surgery Partners, LLC and Wayne DeVeydt (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2018).

10.25 (a)
Amendment No. 1 to Employment Agreement by and between Surgery Partners, Inc., Surgery Partners, LLC and Wayne DeVeydt, dated January 13, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2020).

10.26 (a)
Employment Agreement, dated February 11, 2019, by and between Surgery Partners, Inc., Surgery Partners, LLC and J. Eric Evans (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2019).

10.27 (a)
Amendment No. 1 to Employment Agreement by and between Surgery Partners, Inc., Surgery Partners, LLC and J. Eric Evans, dated January 13, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2020).

10.28 (a)
Amended and Restated Employment Agreement, dated March 8, 2022, by and between Surgery Partners, Inc. and Anthony W. Taparo (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2022).

10.29 (a)
Amended and Restated Employment Agreement, dated March 8, 2022, by and between Surgery Partners, Inc. and Bradley R. Owens (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2022).

10.30 (a)
Retirement Agreement, dated August 5, 2024, by and between Surgery Partners, Inc. and Bradley R. Owens (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 6, 2024).

10.31 (a)
Employment Agreement, dated January 7, 2022, by and between Surgery Partners, Inc. and David T. Doherty (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2022).

10.32 (a)
Employment Agreement, dated November 23, 2021, by and between Surgery Partners, Inc. and Marissa Brittenham (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.33 (a)
Retirement and Consulting Agreement, dated February 25, 2022, by and between Surgery Partners, Inc. and George M. Goodwin (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.34 (a)
Employment Agreement, dated July 25, 2022, by and between Surgery Partners, Inc. and Harrison Bane (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 1, 2023).

10.35
Credit Agreement, dated as of December 19, 2023, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20,2023).

10.36
First Amendment to the Credit Agreement, dated as of June 20, 2024, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the Subsidiary Guarantors. Jefferies Finance LLC, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 20, 2024).

19	Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte).
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Surgery Partners, Inc. Executive Compensation Recovery Policy (incorporated herein by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 26, 2024).
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
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
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Surgery Partners, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Surgery Partners, Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also audited the disclosure of significant expenses and other segment items in Note 14 that have been disclosed for 2023 and 2022 due to the adoption of ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, and the recast of the segment disclosures in Note 14 to reflect one reportable segment. In our opinion, such disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2023 and 2022 consolidated financial statements of the Company other than with respect to these disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2023 and 2022 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition – Contractual Allowances and Implicit Price Concessions
Description of the Matter	For the year ended December 31, 2024, the Company’s revenue was $3.1 billion. As more fully described in Note 1 to the consolidated financial statements, the transaction price for revenues is determined based on gross charges for services provided, net of estimated contractual allowances and implicit price concessions (“price concessions”). Contractual allowances are recorded at the time of payment for surgical hospitals. The estimation process is based on historical trends of cash collections and contractual write-offs. The inputs used to determine the estimated price concessions are based on objective data. Management’s determination of the estimate is complex and involves their assessment of the appropriateness and relevancy of the inputs and methodology to record the estimate.

Auditing management’s estimate of surgical hospitals' price concessions was highly judgmental due to the significant data inputs and estimation uncertainty present in determining related amounts.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the price concessions process for surgical hospitals, including controls over the review of estimated price concessions and the verification of the accuracy and completeness of the data used in the assessment.

To test the adequacy of the estimated price concessions for surgical hospitals, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in management’s model to determine the recorded estimate. We tested the underlying data related to the recognition of patient level charges and the subsequent activities, including cash collections and contractual write-offs. We developed independent estimates of price concessions using historical collections by payor and location and compared the independent estimates to the price concession estimate developed by management. We assessed the historical accuracy of management’s estimated price concessions as a source of potential corroborative or contrary evidence. We also considered industry, economic, and company factors to determine the appropriateness of the price concessions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2024.
Nashville, Tennessee
March 6, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Surgery Partners, Inc.
Opinion on the Financial Statements
We have audited, before the effects of the retrospective adjustments to the disclosure of significant expenses and other segment items in Note 14 to the consolidated financial statements that have been disclosed for 2023 and 2022 due to the adoption of ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, and the recast of the segment disclosures in Note 14 to reflect one reportable segment, the consolidated balance sheet of Surgery Partners, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "financial statements") (the 2023 and 2022 financial statements before the effects of the retrospective adjustments to the disclosure of significant expenses and other segment items and the recast of the segment disclosures to reflect one reportable segment in Note 14 to the financial statements are not presented herein). In our opinion, the 2023 and 2022 financial statements, before the effects of the retrospective adjustments to the disclosure of significant expenses and other segment items and the recast of the segment disclosures to reflect one reportable segment in Note 14 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the disclosure of significant expenses and other segment items or the recast of the segment disclosures to reflect one reportable segment in Note 14 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by the successor auditor.
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

/s/ Deloitte & Touche LLP
Nashville, Tennessee
February 26, 2024

We began serving as the Company’s auditor in 2018. In 2024 we became the predecessor auditor.

SURGERY PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$269.5	$195.9
Accounts receivable	579.1	496.4
Inventories	88.4	75.2
Prepaid expenses	36.4	31.0
Other current assets	146.0	96.5
Total current assets	1,119.4	895.0
Property and equipment, net	1,088.3	968.7
Intangible assets, net	45.7	54.8
Goodwill	5,068.0	4,326.0
Investments in and advances to affiliates	215.4	184.1
Right-of-use operating lease assets	295.7	255.3
Long-term deferred tax assets	—	89.5
Other long-term assets	57.5	103.3
Total assets	$7,890.0	$6,876.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$208.7	$171.8
Accrued payroll and benefits	60.4	73.8
Other current liabilities	253.9	204.1
Current maturities of long-term debt	101.4	73.3
Total current liabilities	624.4	523.0
Long-term debt, less current maturities	3,268.9	2,701.8
Right-of-use operating lease liabilities	292.1	248.9
Long-term deferred tax liabilities	39.2	—
Other long-term liabilities	30.2	41.1

Non-controlling interests—redeemable	438.8	327.4

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 127,109,383 and 126,593,727, respectively	1.3	1.3
Additional paid-in capital	2,520.9	2,497.6
Accumulated other comprehensive income	4.8	57.5
Retained deficit	(737.3)	(569.2)
Total Surgery Partners, Inc. stockholders' equity	1,789.7	1,987.2
Non-controlling interests—non-redeemable	1,406.7	1,047.3
Total stockholders' equity	3,196.4	3,034.5
Total liabilities and stockholders' equity	$7,890.0	$6,876.7

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)

	Year Ended December 31,
	2024	2023	2022

Revenues	$3,114.3	$2,743.3	$2,539.3
Operating expenses:
Salaries and benefits	907.5	793.8	746.4
Supplies	812.9	745.0	709.7
Professional and medical fees	357.1	296.8	269.2
Lease expense	89.5	84.9	82.4
Other operating expenses	201.7	175.3	156.7
Cost of revenues	2,368.7	2,095.8	1,964.4
General and administrative expenses	138.7	120.9	102.2
Depreciation and amortization	152.6	118.1	114.8
Transaction and integration costs	100.1	61.7	47.5
Net loss on disposals, consolidations and deconsolidations	40.6	14.4	11.1
Equity in earnings of unconsolidated affiliates	(19.5)	(14.2)	(12.5)
Litigation settlements	(0.8)	10.6	(29.3)
Loss on debt extinguishment	5.1	15.5	14.9
Other income, net	(20.0)	(7.5)	(19.0)
	2,765.5	2,415.3	2,194.1
Operating income	348.8	328.0	345.2
Interest expense, net	(201.7)	(193.0)	(234.9)
Income before income taxes	147.1	135.0	110.3
Income tax (expense) benefit	(134.6)	0.3	(23.3)
Net income	12.5	135.3	87.0
Less: Net income attributable to non-controlling interests	(180.6)	(147.2)	(141.6)
Net loss attributable to Surgery Partners, Inc.	$(168.1)	$(11.9)	$(54.6)

Net loss per share attributable to common stockholders:
Basic	$(1.33)	$(0.09)	$(0.59)
Diluted (1)	$(1.33)	$(0.09)	$(0.59)
Weighted average common shares outstanding:
Basic	126,122	125,613	91,952
Diluted (1)	126,122	125,613	91,952
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022

Net income	$12.5	$135.3	$87.0
Other comprehensive (loss) income, net of tax:
Derivative activity, net of tax of $0	(52.7)	(18.7)	107.7
Comprehensive (loss) income	(40.2)	116.6	194.7
Less: Comprehensive income attributable to non-controlling interests	(180.6)	(147.2)	(141.6)
Comprehensive (loss) income attributable to Surgery Partners, Inc.	$(220.8)	$(30.6)	$53.1
See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions; shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2021	89,333	$0.9	$1,622.3	$(31.5)	$(502.7)	$880.6	$1,969.6
Net (loss) income	—	—	—	—	(54.6)	97.1	42.5
Equity-based compensation	590	—	22.5	—	—	—	22.5
Equity offering	36,038	0.4	857.3	—	—	—	857.7
Other comprehensive income	—	—	—	107.7	—	—	107.7
Acquisition and disposal of shares of non-controlling interests, net	—	—	(24.1)	—	—	68.7	44.6
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(103.7)	(103.7)
Balance as of December 31, 2022	125,961	1.3	2,478.0	76.2	(557.3)	942.7	2,940.9
Net (loss) income	—	—	—	—	(11.9)	109.4	97.5
Equity-based compensation	633	—	18.5	—	—	—	18.5
Other comprehensive loss	—	—	—	(18.7)	—	—	(18.7)
Acquisition and disposal of shares of non-controlling interests, net	—	—	1.1	—	—	98.2	99.3
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(103.0)	(103.0)
Balance as of December 31, 2023	126,594	1.3	2,497.6	57.5	(569.2)	1,047.3	3,034.5
Net (loss) income	—	—	—	—	(168.1)	143.8	(24.3)
Equity-based compensation	515	—	33.5	—	—	—	33.5
Other comprehensive loss	—	—	—	(52.7)	—	—	(52.7)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(10.2)	—	—	342.6	332.4
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(127.0)	(127.0)
Balance as of December 31, 2024	127,109	$1.3	$2,520.9	$4.8	$(737.3)	$1,406.7	$3,196.4

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Year Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net income	$12.5	$135.3	$87.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152.6	118.1	114.8
Non-cash lease expense	38.9	35.2	34.8
Non-cash interest expense, net	6.5	25.0	25.9
Equity-based compensation expense	33.3	17.7	18.4
Net loss on disposals, consolidations and deconsolidations	40.6	14.4	11.1
Loss on debt extinguishment	5.1	15.5	14.9
Deferred income taxes	131.5	(1.7)	21.9
Equity in earnings of unconsolidated affiliates, net of distributions received	(2.0)	(2.2)	(1.8)
Other non-cash income	—	—	(7.5)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(72.1)	(47.2)	(35.3)
Medicare accelerated payments and deferred governmental grants	—	(1.2)	(58.4)
Other operating assets and liabilities	(46.8)	(15.1)	(67.0)
Net cash provided by operating activities	300.1	293.8	158.8

Cash flows from investing activities:
Purchases of property and equipment	(90.4)	(88.8)	(80.6)
Payments for acquisitions, net of cash acquired	(378.8)	(80.0)	(146.4)
Proceeds from disposals of facilities and other assets	2.6	25.8	12.9
Purchases of equity investments	(1.7)	(50.3)	(95.1)
Proceeds from sales of equity investments	4.6	1.4	12.8
Other investing activities	(24.8)	(33.7)	(11.5)
Net cash used in investing activities	(488.5)	(225.6)	(307.9)

Cash flows from financing activities:
Principal payments on long-term debt	(1,279.3)	(807.1)	(862.0)
Borrowings of long-term debt	1,729.7	826.6	217.8
Payments of debt issuance costs	(14.9)	(24.3)	—
Payment of premium on debt extinguishment	—	—	(11.3)
Proceeds from equity offerings	—	—	882.9
Payments of equity offering costs	—	—	(25.2)
Distributions to non-controlling interest holders	(170.5)	(146.1)	(146.8)
Proceeds (payments) related to ownership transactions with non-controlling interest holders	9.6	8.2	(3.4)
Other financing activities	(12.6)	(12.5)	(9.9)
Net cash provided by (used in) financing activities	262.0	(155.2)	42.1
Net increase (decrease) in cash and cash equivalents	73.6	(87.0)	(107.0)
Cash and cash equivalents at beginning of period	195.9	282.9	389.9
Cash and cash equivalents at end of period	$269.5	$195.9	$282.9

Supplemental cash flow information:
Interest paid, net of interest income received	199.7	169.6	218.7
Cash paid for income taxes	1.6	1.4	1.8
Non-cash purchases of property and equipment	12.9	18.0	29.9

See notes to consolidated financial statements.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Accounting Policies
Organization
Surgery Partners, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates a national network of surgical facilities and ancillary services. The surgical facilities, which include ambulatory surgery centers ("ASCs") and surgical hospitals, primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics and pain management, gastroenterology, ophthalmology, and general surgery. Although some of the Company's surgical hospitals may include emergency departments, they are generally not equipped to handle a broad spectrum of patient needs, including critical and traumatic injuries. Ancillary services are comprised of multi-specialty physician practices, urgent care facilities and anesthesia services. Unless the context otherwise indicates, Surgery Partners, Inc. and its subsidiaries are referred to herein as "Surgery Partners," "we," "us," "our" or the "Company."
As of December 31, 2024, the Company owned or operated a portfolio of 161 surgical facilities, comprised of 142 ASCs and 19 surgical hospitals in 31 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 83 of these surgical facilities and consolidated 118 surgical facilities for financial reporting purposes.
Basis of Presentation
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Examples include, but are not limited to, estimates of revenue, accounts receivable allowances, professional and general liabilities and the estimate of deferred tax assets or liabilities. Actual results could differ from those estimates.
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
The following table presents a summary of revenues by service type as a percentage of total revenues:

	Year Ended December 31,
	2024	2023	2022
Patient service revenues	98.1%	98.4%	98.5%
Other service revenues	1.9%	1.6%	1.5%
Total revenues	100.0%	100.0%	100.0%
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company determines the transaction price based on gross charges for services provided, net of estimated contractual adjustments and implicit price concessions. The Company estimates its contractual adjustments and implicit price concessions based on contractual agreements, its discount policies and historical experience of cash collections and historical write-offs. Contractual allowances are recorded at the time of payment and the time of billing for surgical hospitals and ASCs, respectively. Changes in estimated contractual adjustments and discounts are recorded in the period of change.
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$1,634.2	53.5%	$1,418.6	52.5%	$1,288.0	51.5%
Government	1,256.8	41.1%	1,128.1	41.8%	1,059.2	42.3%
Self-pay	82.3	2.7%	68.1	2.5%	65.9	2.6%
Other (1)	81.1	2.7%	85.6	3.2%	89.0	3.6%
Total patient service revenues	3,054.4	100.0%	2,700.4	100.0%	2,502.1	100.0%
Other service revenues (2)	59.9		42.9		37.2
Total revenues	$3,114.3		$2,743.3		$2,539.3
(1)Other is comprised of automobile liability, letters of protection and other payor types.
(2)Includes amounts attributable to related parties of $17.4 million, $18.4 million and $15.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Accounts Receivable
Accounts receivable from third-party payors are recorded net of contractual allowances and implicit price concessions, which are estimated based on established fee schedules, relationships with payors, procedure statistics and other objective information including the historical trend of cash collections and contractual write-offs. Contractual allowances are recorded at the time of payment and the time of billing for surgical hospitals and ASCs, respectively. While changes in estimated reimbursement from third-party payors remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on its financial condition or results of operations.
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
The consolidated financial statements of the Company include all assets, liabilities, revenues and expenses of surgical facilities in which the Company has sufficient ownership and rights to allow the Company to consolidate the surgical facilities. Similar to its investments in non-consolidated affiliates, the Company regularly engages in the purchase and sale of ownership interests with respect to its consolidated subsidiaries that do not result in a change of control. The fair value of non-controlling interests upon acquisition are determined based on certain assumptions, including Level 3 unobservable inputs. Estimates and assumptions include the projected timing and amount of future cash flows as well as discount rates reflecting inherent risk due to lack of control and marketability, among others.
Non-Controlling Interests — Redeemable. Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. Management believes the likelihood of an event occurring that would trigger such purchases was remote as of December 31, 2024. The non-controlling interests—redeemable are reported outside of stockholders' equity in the consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of activity related to redeemable non-controlling interests for the years ended December 31, 2024 and 2023 is as follows (in millions):

	December 31,
	2024	2023

Balance at beginning of period	$327.4	$342.0
Net income attributable to non-controlling interests—redeemable	36.8	37.8
Acquisition and disposal of shares of non-controlling interests, net—redeemable	118.1	(9.3)
Distributions to non-controlling interest —redeemable holders	(43.5)	(43.1)
Balance at end of period	$438.8	$327.4
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2024	2023	2024	2023

Senior secured term loan	$1,388.1	$1,398.4	$1,400.2	$1,401.9
6.750% senior unsecured notes due 2025	$—	$185.0	$—	$183.2
10.000% senior unsecured notes due 2027	$—	$320.0	$—	$321.2
7.250% senior unsecured notes due 2032	$800.0	$—	$815.0	$—
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Entities
The consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation". The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of December 31, 2024, the Company's consolidated VIEs consisted of nine surgical facilities and 26 physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2024 and 2023, were $87.0 million and $65.3 million, respectively, and the total liabilities of the consolidated VIEs were $55.0 million and $41.2 million, respectively.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted the amendments in this ASU during the year ended December 31, 2024 on a retrospective basis. The adoption of this ASU did not have a material impact on the consolidated financial statements and accompanying notes. For comparative purposes, the Company has reclassified segment disclosures previously reported to conform to current year presentation. See note 14 for additional information related to the Company's reportable segments.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU may be applied prospectively or retrospectively to all periods presented and early adoption is permitted. The Company is planning to adopt in 2025 and there will be no material effect on Note 9. "Income Taxes."
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of certain income statement line items that contain specified expense categories, such as purchases of inventory, employee compensation, depreciation, amortization, and depletion. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on our disclosures.
2. Acquisitions, Disposals and Deconsolidations
Acquisitions
During the year ended December 31, 2024:
•The Company acquired a controlling interest in eight surgical facilities and several physician practices for aggregate cash consideration of $378.8 million, net of cash acquired, and non-cash consideration of $1.1 million, which consisted of a non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $478.9 million, goodwill of $767.7 million and investments and advances to affiliates of $44.6 million related to an acquired surgical facility accounted for as an equity method investment.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2023:
•The Company acquired a controlling interest in five surgical facilities, four physician practices and an in-development de novo surgical facility for aggregate cash consideration of $55.5 million, net of cash acquired, and non-cash consideration of $1.3 million, which consisted of non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $38.7 million and goodwill of $84.7 million.
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
•The Company acquired non-controlling interests in five surgical facilities and two in-development de novo surgical facilities for aggregate cash consideration of $50.3 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the consolidated balance sheets. The Company also paid cash consideration of $21.0 million to acquire management rights from the prior management service provider related to four of the aforementioned surgical facilities. Management rights agreements are accounted for and recorded as a component of intangibles assets, net in the accompanying consolidated balance sheets. The cash paid to acquire the management rights is presented as a component of other investing activities on the consolidated statements of cash flows.
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
Disposals and Deconsolidations
During the year ended December 31, 2024:
•The Company sold or otherwise disposed of its non-controlling interests in three surgical facilities, which were previously accounted for as an equity method investment, for cash proceeds of $2.6 million. In connection with these transactions, the Company recognized a pre-tax loss of $9.5 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying consolidated statements of operations for the year ended December 31, 2024.
•The Company sold a portion of its interests in one surgical facility for net cash proceeds of $2.5 million. As a result of the transaction, the Company no longer controlled the previously controlled surgical facility but retained a non-controlling interest, resulting in the deconsolidation of the previously consolidated entity. This transaction resulted in a pretax net gain on deconsolidation of $2.7 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying consolidated statements of operations for the year ended December 31, 2024. The net gain was determined based on the difference between the net cash proceeds plus the fair value of the Company’s retained interests in the entity and the carrying values of both the tangible and intangible assets of the entity immediately prior to the transaction.
•The Company sold or otherwise disposed of its controlling interests in nine surgical facilities and a physician practice for aggregate net cash proceeds of $5.4 million, a portion of which is deferred pursuant to the purchase agreements for such transactions. In connection with the transactions, the Company recognized a pre-tax net loss of $14.6 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying consolidated statements of operations for the year ended December 31, 2024.
•The Company recognized a pre-tax loss of $10.0 million related to an equity investment previously held at cost, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying consolidated statements of operations for the year ended December 31, 2024.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
A summary of property and equipment follows (in millions):

	December 31,
	2024	2023

Land	$9.7	$9.2
Buildings and improvements	258.7	225.3
Furniture and equipment	32.7	29.5
Computer and software	120.0	108.5
Medical equipment	348.3	310.1
Right-of-use finance lease assets	818.1	716.3
Construction in progress	54.7	24.2
Property and equipment, at cost	1,642.2	1,423.1
Less: Accumulated depreciation	(553.9)	(454.4)
Property and equipment, net	$1,088.3	$968.7

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense was $144.8 million, $112.8 million and $112.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
4. Goodwill and Intangible Assets
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized.
The Company tests its goodwill for impairment in the fourth quarter of each year, or more frequently if certain indicators arise. The Company tests for goodwill impairment at the reporting unit level. During 2024, the Company identified two reporting units, American Group and National Group.
The Company compares the carrying value of the net assets of the reporting units to the estimated fair values. To determine the fair value of the reporting units, the Company obtained valuations at the reporting unit level prepared by third-party valuation specialists which typically utilizes a combination of the income and market approaches.
Based on the Company's annual goodwill impairment assessment performed as of the October 1, 2024, it was determined that the estimated fair values of the reporting units were substantially in excess of their carrying values. A detailed evaluation of potential impairment indicators was performed, which specifically considered changes in interest rates, inflation risk and market volatility. While the Company believes that all assumptions utilized in the testing were appropriate, they may not reflect actual outcomes that could occur. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
In 2024, 2023 and 2022, there were no non-cash impairment charges.
A summary of the changes in the carrying amount of goodwill follows (in millions):

	December 31,
	2024	2023

Balance at beginning of period	$4,326.0	$4,137.1
Acquisitions, including post acquisition adjustments	757.2	225.9
Disposals and deconsolidations	(15.2)	(37.0)
Balance at end of period	$5,068.0	$4,326.0
A summary of the Company's acquisitions, disposals and deconsolidations for the years ended December 31, 2024 and 2023 is included in Note 2. "Acquisitions and Dispositions."
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the components of intangible assets follows (in millions):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Finite-lived intangible assets:
Management rights agreements	$50.3	$(18.7)	$31.6	$42.8	$(12.0)	$30.8
Other	30.1	(22.7)	7.4	30.0	(20.6)	9.4
Total finite-lived intangible assets	80.4	(41.4)	39.0	72.8	(32.6)	40.2
Indefinite-lived intangible assets	6.7	—	6.7	14.6	—	14.6
Total intangible assets	$87.1	$(41.4)	$45.7	$87.4	$(32.6)	$54.8
Amortization expense for intangible assets was $8.7 million, $7.6 million and $6.4 million for of the years ended December 31, 2024, 2023 and 2022, respectively.
Total estimated amortization expense for the next five years and thereafter related to intangible assets follows (in millions):

2025	$5.9
2026	6.3
2027	5.1
2028	4.3
2029	3.3
Thereafter	14.1
Total	$39.0
5. Long-Term Debt
A summary of long-term debt follows (in millions):

	December 31,
	2024	2023

Senior secured term loan (1)	$1,388.1	$1,398.4
Senior secured revolving credit facility	192.0	—
6.750% senior unsecured notes due 2025	—	185.0
10.000% senior unsecured notes due 2027	—	320.0
7.250% senior unsecured notes due 2032	800.0	—
Notes payable and other secured loans	224.4	205.2
Finance lease obligations	798.7	693.6
Less: unamortized debt issuance costs and discounts	(32.9)	(27.1)
Total debt	3,370.3	2,775.1
Less: current maturities	101.4	73.3
Total long-term debt	$3,268.9	$2,701.8
(1)Includes unamortized fair value discount of $1.4 million and $1.6 million as of December 31, 2024 and 2023, respectively.
Credit Facilities
On December 19, 2023, the Company entered into a credit agreement (the “Credit Agreement”), which provided for a $1.4 billion senior secured term loan (the "Term Loan") and a $703.8 million revolving credit facility (the "Revolver" and, together with the Term Loan, the "Credit Facilities"). Subject to certain conditions and requirements set forth in the Credit Agreement, the Company may request one or more additional incremental term loan facilities or one or more increases in the commitments under the Revolver.
In connection with entering the Credit Facilities, the Company terminated the then-existing senior secured credit facilities, originally dated as of August 31, 2017 and, as amended thereafter (the "2017 Credit Agreement"). Proceeds from the 2023 Term Loan were used to

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
repay in full the amounts previously outstanding under the 2017 Credit Agreement and pay fees and expenses in connection with the Credit Facilities.
The Term Loan matures on December 19, 2030. Prior to the Amendment, as defined below, the Term Loan bore interest at a rate per annum equal to (x) the forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) plus 3.50% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate plus, (ii) 0.50% per annum above the federal funds effective rate and (iii) Term SOFR plus 1.00% per annum, subject to a 1.00% floor) (the “Base Rate”) plus 2.50% per annum.
The Term Loan amortizes in equal quarterly installments of 0.25% of the aggregate original principal amount outstanding on the Term Loan, which commenced on the last business day of the fiscal quarter ending June 30, 2024. Subject to the right of reinvestment and certain other exceptions, the Term Loan requires mandatory prepayments upon the occurrence of certain events as defined in the Credit Agreement. Term Loan is also subject to an annual mandatory prepayment in an amount equal to a percentage of excess cash flow as determined based on the first lien net leverage ratio as of the last day of the applicable fiscal year.
The Revolver matures on December 19, 2028. Interest on any loans drawn under the Revolver shall bear interest at a rate per annum equal to (x) Term SOFR plus 3.25% per annum or (y) the Base Rate plus 2.25% per annum. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.25% per annum, depending on the Company’s first lien net leverage ratio, in respect of unused commitments under the Revolver. The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. As of December 31, 2024, the Company's availability on the Revolver was $501.5 million (including outstanding letters of credit of $10.3 million).
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
The Credit Facilities are guaranteed, on a joint and several basis, by SP Holdco I, Inc. and each of Surgery Center Holdings, Inc.'s current and future wholly-owned domestic restricted subsidiaries (subject to certain exceptions) (the "Subsidiary Guarantors") and are secured by a first priority security interest in substantially all of Surgery Center Holdings, Inc.'s, SP Holdco I, Inc.'s and the Subsidiary Guarantors’ assets (subject to certain exceptions).
The Credit Facilities includes customary negative covenants restricting or limiting the ability of the Company and its restricted subsidiaries, to, among other things, sell assets, alter its business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational documents, in each case, subject to customary and other agreed upon exceptions. The Credit Facilities also contain customary affirmative covenants and events of default. As of December 31, 2024, the Company was in compliance with the covenants contained in the Credit Agreement.
In connection with the aforementioned financing transactions, the Company recorded debt issuance costs and discount of $34.5 million, and a debt extinguishment loss of $15.5 million, included in loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended December 31, 2023. The loss includes the partial write-off of unamortized debt issuance costs and discounts related to the prior existing term loans, and a portion of debt issuance costs incurred with entering the Credit Facilities.
Prior to the Credit Facilities, the 2017 Credit Agreement provided for a $1.545 billion senior secured term loan (the "2017 Term Loan") and a $350.0 million senior secured revolving credit facility. During 2022, the Company made a voluntary prepayment of $150.0 million without premium or penalty. In connection with prepayment, the Company wrote-off a portion of unamortized debt issuance costs and discounts, resulting in a debt extinguishment loss of $1.0 million, included in loss on debt extinguishment in the accompanying consolidated statements of operations.
First Amendment to Credit Agreement
On June 20, 2024, the Company entered into a first amendment (the "Amendment") to its Credit Agreement, which replaced or refinanced in full all the existing term loans outstanding under the Credit Agreement (as in effect immediately prior to the Amendment) (the "2024 Refinancing Term Loans"). The 2024 Refinancing Term Loans mature on December 19, 2030. The 2024 Refinancing Term Loans bear interest at a rate per annum equal to (x) the forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) plus 2.75% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate plus 0.5% per annum above the federal funds effective rate and (ii) Term SOFR plus 1.00% per annum (which shall not be less than 1.00%)) plus 1.75% per annum. The 2024 Refinancing Term Loans amortize in equal quarterly installments of 0.25% of the aggregate original principal amount of the 2024 Refinancing Term Loans. Voluntary prepayments of the 2024 Refinancing Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except a 1.00% call premium in the case of certain repricing events occurring prior to the sixth month anniversary of the effective date of the Amendment).

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Amendment, the Company recorded debt issuance costs and discount of $2.4 million, and a debt extinguishment loss of $2.3 million, which is included in loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2024. The loss on debt extinguishment includes the partial write-off of unamortized debt issuance costs and discounts.
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
In connection with this financing transaction, the Company recorded debt issuance costs and discount of $12.5 million, and a debt extinguishment loss of $2.8 million, which is included in loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2024.
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
Maturities
A summary of maturities for the Company's long-term debt, excluding unamortized debt issuance costs and the unamortized fair value discount discussed above, for the next five years and thereafter as of December 31, 2024 follows (in millions):

2025	$101.4
2026	81.2
2027	73.7
2028	260.0
2029	58.7
Thereafter	2,829.6
Total	$3,404.6
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheets (in millions):

	Classification in Consolidated Balance Sheets	December 31, 2024	December 31, 2023

Assets:
Operating lease assets	Right-of-use operating lease assets	$295.7	$255.3
Finance lease assets	Property and equipment, net of accumulated depreciation	655.6	587.0
Total leased assets		$951.3	$842.3

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$41.0	$37.6
Long-term	Right-of-use operating lease liabilities	292.1	248.9
Total operating lease liabilities		333.1	286.5
Finance lease liabilities:
Current	Current maturities of long-term debt	33.1	25.4
Long-term	Long-term debt, less current maturities	765.6	668.2
Total finance lease liabilities		798.7	693.6
Total lease liabilities		$1,131.8	$980.1
During the year ended December 31, 2024, the Company extended or otherwise modified the renewal terms of certain existing facility real estate leases, resulting in the reclassification of the leases from operating to finance. The modifications resulted in an increase to finance lease liabilities and assets of $63.9 million and $61.6 million, respectively, including the reclassification of existing operating lease liabilities and assets of $42.3 million and $41.3 million, respectively.
The following table presents the weighted-average lease terms and discount rates at December 31, 2024 and 2023 (in millions):

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases

Weighted-average remaining lease term	9.8 years	19.2 years	9.2 years	20.5 years
Weight average discount rate	7.9%	8.1%	8.2%	8.2%

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of the Company's lease expense and their classification in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2024	2023

Operating lease costs	$65.8	$65.7
Finance lease costs:
Amortization of leased assets	62.1	39.9
Interest on lease liabilities	61.8	48.6
Total finance lease costs	123.9	88.5
Variable and short-term lease costs	24.5	20.1
Total lease costs	$214.2	$174.3
During the years ended December 31, 2024 and 2023, the Company incurred lease costs of $24.8 million and $19.5 million, respectively, under operating lease agreements with physician investors who are related parties. During the years ended December 31, 2024 and 2023, the Company paid rent of $25.7 million and $26.4 million, respectively, under finance lease agreements with physician investors and a lessor who are related parties. One of the Company's surgical facilities has a non-controlling ownership interest in the lessor. Payments are allocated to principal adjustments of the finance lease liability and interest expense.
The following table presents supplemental cash flow information (in millions):

	Year Ended December 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$62.8	$63.7
Operating cash outflows from finance leases	$59.1	$45.8
Financing cash outflows from finance leases	$33.0	$26.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$132.3	$60.1
Finance leases	$89.2	$167.5
Future maturities of lease liabilities at December 31, 2024 are presented in the following table (in millions):

	Operating Leases	Finance Leases

2025	$65.2	$92.0
2026	62.3	90.0
2027	53.9	86.2
2028	43.9	81.5
2029	38.4	78.7
Thereafter	221.6	1,299.0
Total lease payments	485.3	1,727.4
Less: imputed interest	(152.2)	(928.7)
Total lease obligations	$333.1	$798.7
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

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		December 31, 2024		December 31, 2023
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$435.0	Active	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	330.0	Active	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	435.0	Active	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	143.6	Active	151.4	Active	March 31, 2025
Interest rate cap	September 30, 2021	8.2	Active	8.7	Active	March 31, 2025
Deferred premium cap	March 31, 2025	396.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	396.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	—	N/A	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	—	N/A	December 31, 2028
		$2,737.8		$1,360.1
As of December 31, 2024, the Company had three interest rate swaps with a total net notional amount of $1.2 billion. The interest rate swaps are pay-fixed, receive 1-Month SOFR (subject to a minimum of 0.75%) designated in cash flow hedging relationships and have a termination date of March 31, 2025.
As of December 31, 2024, the Company had two interest rate caps designated in cash flow hedging relationships with a total notional amount of $151.8 million. The interest rate caps each have a termination date of March 31, 2025. During the year ended December 31, 2023, the Company partially terminated a previously undesignated portion of one of its interest rate caps. In connection with the termination, the Company received $8.6 million, which is included as a component of operating activities in the consolidated statements of cash flows for the year ended December 31, 2023.
On April 9, 2024, the Company entered into five deferred premium interest rate cap agreements, each with an effective date of March 31, 2025. The deferred premium interest rate caps are designated in cash flow hedging relationships with a total notional amount of $1.4 billion. The deferred premium interest rate caps each have a termination date of December 31, 2028. These financial instruments are designed to limit the Company's interest rate exposure on its term loan concurrent with the expected maturity of positions held as of December 31, 2024. As of December 31, 2024, the Company's deferred premium interest rate caps had a total notional amount of $1.4 billion.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $6.7 million will be reclassified as a decrease to interest expense.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair values of our derivatives and their location on the consolidated balance sheets (in millions):

	December 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Derivatives in cash flow hedging relationships
Interest rate caps (1)	$1.1	$—	$6.0	$—
Interest rate swaps (1)	9.7	—	51.4	—
Interest rate caps (2)	—	6.1	—	—
Interest rate swaps (3) (4)	—	3.5	—	17.8
Total	$10.8	$9.6	$57.4	$17.8
(1)Amounts were included in other current assets and other long-term assets on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.
(2)Amounts were included in other long-term liabilities on the consolidated balance sheets as of December 31, 2024.
(3)Amounts were included in other current liabilities and other long-term liabilities on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.
(4)Amounts related to the financing component of the pay-fixed interest rate swaps.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and consolidated statements of operations (in millions):

		Year Ended December 31,
	Location	2024	2023	2022
Derivatives not designated as hedging instruments
Loss recognized in income	Other income, net	$—	$0.6	$(0.4)
Gain reclassified from accumulated OCI into income (1)	Other income, net	$—	$—	$(7.5)

Derivatives in cash flow hedging relationships
Gain (loss) recognized in OCI (effective portion)		$4.3	$16.0	$104.9
Gain reclassified from accumulated OCI into income (effective portion) (2)	Interest expense, net	$(57.0)	$(34.7)	$10.3
(1)Gain reclassified from accumulated OCI upon de-designation of a portion of one of the Company's interest rate caps.
(2)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $19.6 million and $21.4 million for the years ended December 31, 2023 and 2022, respectively. There were no corresponding amounts for the year ended December 31, 2024.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Earnings Per Share
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

	Year Ended December 31,
	2024	2023	2022

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(168.1)	$(11.9)	$(54.6)

Denominator:
Weighted average common shares outstanding:
Basic	126,122	125,613	91,952
Diluted (1)	126,122	125,613	91,952

Net loss per share attributable to common stockholders:
Basic	$(1.33)	$(0.09)	$(0.59)
Diluted (1)	$(1.33)	$(0.09)	$(0.59)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	1,133	1,246	1,459
Restricted shares	372	263	679
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
Share Repurchase Authorization
On December 15, 2017, the Company's Board of Directors authorized a share repurchase program of up to $50.0 million of the Company's issued and outstanding common stock from time to time. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice. At December 31, 2024, the Company had $46.0 million of repurchase authorization available under the December 2017 authorization. The authorization does not obligate the Company to repurchase any shares, and the Company does not intend to make further repurchases.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.  Income Taxes
Income tax expense (benefit) is comprised of the following (in millions):

	Year Ended December 31,
	2024	2023	2022

Current:
Federal	$—	$—	$—
State	3.1	1.4	1.5
Deferred:
Federal	114.6	(1.5)	17.5
State	16.9	(0.2)	4.3
Total income tax expense (benefit)	$134.6	$(0.3)	$23.3
A reconciliation of the provision for income taxes as reported in the consolidated statements of operations and the amount of income tax expense (benefit) computed by multiplying consolidated income (loss) in each year by the U.S. federal statutory rate of 21% follows (in millions):

	Year Ended December 31,
	2024	2023	2022

Tax expense at U.S. federal statutory rate	$30.8	$28.4	$23.2
State income tax, net of U.S. federal tax benefit	19.9	0.9	6.0
Change in federal valuation allowance	115.4	21.5	29.1
Net income attributable to non-controlling interests	(41.5)	(30.9)	(30.2)
Stock option compensation	5.5	0.1	(2.5)
Differences related to divested facilities	(3.3)	(18.9)	(1.4)
Tax return reconciling differences	8.0	(1.0)	(1.0)
Change in effective tax rate	—	—	(0.5)
Tax receivable agreement liability	—	—	0.4
Other	(0.2)	(0.4)	0.2
Total income tax expense (benefit)	$134.6	$(0.3)	$23.3

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax balance are as follows (in millions):

	December 31,
	2024	2023

Deferred tax assets:
Medical malpractice liability	$3.8	$3.6
Accrued vacation and incentive compensation	0.2	3.0
Net operating loss carryforwards	142.9	143.6
Allowance for bad debts	1.1	1.2
Capital loss carryforwards	3.3	1.8
Deferred financing costs	—	3.3
Section 163(j) interest	191.6	162.3
Interest rate derivative liability	2.5	4.7
Right of use liability	46.2	47.2
Software development costs	2.1	1.7
Other deferred assets	9.9	9.6
Total gross deferred tax assets	403.6	382.0
Less: Valuation allowance	(284.7)	(150.1)
Total deferred tax assets	118.9	231.9
Deferred tax liabilities:
Depreciation on property and equipment	(1.3)	(3.0)
Basis differences of partnerships and joint ventures	(106.7)	(84.2)
Right of use asset	(36.8)	(35.6)
Deferred financing costs	(5.3)	—
Amortization of intangible assets	(3.1)	(3.0)
Interest rate derivative asset	(2.9)	(15.1)
Other deferred liabilities	(2.0)	(1.5)
Total deferred tax liabilities	(158.1)	(142.4)
Net deferred tax (liabilities) assets	$(39.2)	$89.5
The Company had federal NOL carryforwards of $529.0 million as of December 31, 2024, of which $434.3 million expire between 2030 and 2037. The remaining federal NOL carryforwards, which were generated after 2017, do not expire. The Company had state NOL carryforwards of $630.7 million as of December 31, 2024, which expire between 2025 and 2043. The Company had federal Section 163(j) interest limitation carryforwards of $792.1 million as of December 31, 2024, which do not expire.
The Company recorded a valuation allowance against deferred tax assets at December 31, 2024 and 2023 totaling $284.7 million and $150.1 million, respectively, which represents an increase of $134.6 million. As of December 31, 2024, the Company was in a cumulative three-year pre-tax loss position and primarily due to this negative factor increased its valuation allowance during the year ended December 31, 2024.
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2021 or state income tax examinations for years prior to 2020.
The Company made income tax payments of $1.6 million, $1.4 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. In each of these periods the income tax payments related to states in which the Company does not have a NOL to offset taxable income. During the years ended December 31, 2024, 2023 and 2022, the Company made no federal income tax payments due to utilization of its NOL carryforwards.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending liability for gross unrecognized tax benefits for the years ended December 31, 2024 and 2023 is as follows (in millions):

	December 31,
	2024	2023

Unrecognized tax benefits at beginning of year	$—	$0.1
Additions for tax provisions of the current year	—	—
Additions for acquired positions	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(0.1)
Reductions for statute of limitations expirations	—	—
Unrecognized tax benefits at end of year	$—	$—
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, the Company had no accrued interest and penalties related to uncertain tax positions.
10.  Equity-Based Compensation
Equity-based awards are granted pursuant to the Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 ("2015 Omnibus Incentive Plan"). Under this plan, the Company can grant stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of its common stock. As of December 31, 2024, 11,815,700 shares were authorized to be granted under the 2015 Omnibus Incentive Plan and 3,553,509 were available for future equity grants.
The terms of equity-based awards, including vesting conditions, are determined by the Compensation Committee and set forth in the applicable award agreements at the time of issuance. In general, vesting is contingent upon either a service, performance or market condition (or a combination thereof). Accelerated vesting for earned shares may occur upon certain terminating events, including a change in control of the Company.
The Company measures the fair value of equity-based awards on the date of grant, with associated compensation costs recognized over the requisite service period, net of forfeitures as they occur. The Company’s policy is to recognize compensation expense using the straight line method over the relevant vesting period for units that vest based on time.
Restricted and Performance Share-Based Awards
During the years ended December 31, 2024 and 2023, the Company granted restricted stock awards ("RSAs") of 410,057 and 505,787, respectively, to certain officers, employees and non-employee directors in accordance with the 2015 Omnibus Incentive Plan. In general, RSAs vest ratably over a one to three-year service period, contingent upon continued employment or service to the Company.
During the years ended December 31, 2024 and 2023, the Company granted performance-based restricted stock units ("PSUs") of 399,745 and 334,275, respectively, which were subject to the achievement of various performance conditions. The performance period for these PSUs is generally one year from the date of grant, with ratable vesting continuing for two years from the earned date or three years after the the date of grant with a one-time cliff vesting. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the vesting periods. For certain PSUs awarded to officers of the Company, the number of shares payable at the end of the performance periods ranges from 0% to 300% of the targeted units based on the Company’s actual performance results and/or market conditions as compared to the targets.
During the years ended December 31, 2024 and 2023, 123,742 and 74,123 of the PSUs previously granted were deemed to have been earned, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted and Performance Share-Based Activity
A summary of non-vested restricted share-based activity for the years ended December 31, 2024, 2023, and 2022 follows:

	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,655,396	$11.55
Granted/Earned	404,287	47.38
Forfeited/Cancelled	(116,485)	39.65
Vested	(947,785)	51.28
Outstanding at December 31, 2022	995,413	$23.87
Granted/Earned	579,910	32.54
Forfeited/Cancelled	(50,158)	35.14
Vested	(794,315)	32.55
Outstanding at December 31, 2023	730,850	$38.10
Granted/Earned	533,799	30.85
Forfeited/Cancelled	(48,002)	27.21
Vested	(329,813)	30.81
Outstanding at December 31, 2024	886,834	$33.36
Stock Options
No stock options were granted during the years ended December 31, 2024, 2023 and 2022. Options to purchase shares are granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date. All of the outstanding stock options were exercisable as of December 31, 2024.
Stock Option Activity
A summary of stock option activity for the years ended December 31, 2024, 2023, and 2022 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	2,384,860	$12.82	7.0
Granted	—
Exercised	(301,998)	13.42	6.2
Forfeited/Cancelled	(134,502)	13.42	6.2
Outstanding at December 31, 2022	1,948,360	$12.69	5.9
Granted	—
Exercised	(103,141)	12.92	4.0
Forfeited/Cancelled	—
Outstanding at December 31, 2023	1,845,219	$12.68	5.0
Granted	—
Exercised	(29,859)	12.38	4.2
Forfeited/Cancelled	—
Outstanding at December 31, 2024	1,815,360	$12.68	4.0
Stock Appreciation Rights
As of December 31, 2024, there were 200,000 stock-settled stock appreciation right awards (the "SAR Awards") outstanding. These SAR Awards were granted on December 16, 2018. These were the only SAR Awards granted as of December 31, 2024. The SAR Awards have an exercise price of $12.90, and a remaining contractual term of 3.0 years. Fifty percent (50%) of the SAR Awards vested in five equal annual installments on each of the first five anniversaries of the date of grant, generally subject to continued employment on each vesting date. Twenty-five percent (25%) of the award vested based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $25.00 over a period of sixty (60) consecutive trading days, and twenty-five percent (25%) of the award vested based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $35.00 over a period of sixty (60) consecutive

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
trading days, in each case, generally subject to continued employment on each vesting date. All of the outstanding SAR Awards were exercisable as of December 31, 2024.
Other information pertaining to equity-based compensation
At December 31, 2024, unrecognized compensation cost related to unvested shares was approximately $27.8 million. Unrecognized compensation cost will be expensed annually based on the number of shares that vest during the year.
The Company records equity-based compensation expense to recognize the fair value of the restricted shares, stock options and SAR Awards granted over the relevant vesting period. The Company recorded equity-based compensation expense of $33.3 million, $17.7 million and $18.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
11.  Employee Benefit Plans
Surgery Partners 401(k) Plan
The Surgery Partners 401(k) Plan is a defined contribution plan whereby certain employees who have completed at least one month of service, including at least one hour of service during that period of time, are eligible to participate. Employees may enroll in the plan immediately upon completion of the minimum service requirement. The Surgery Partners 401(k) Plan allows eligible employees to make contributions of varying percentages or flat dollar amounts of their annual compensation, up to the maximum allowable amounts by the Internal Revenue Service ("IRS"). Eligible employees may or may not receive a match by the Company of their contributions. Employer contributions vest incrementally over a period of five years. The Company's contributions were $15.3 million, $12.6 million and $11.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
12. Other Current Liabilities
A summary of other current liabilities was as follows (in millions):

	December 31, 2024	December 31, 2023

Right-of-use operating lease liabilities	$41.0	$37.6
Cost report liabilities	21.3	23.9
Amounts due to patients and payors	31.8	23.9
Interest payable	13.4	17.8
Interest rate swaps	3.5	—
Accrued expenses and other	142.9	100.9
Total	$253.9	$204.1
13. Commitments and Contingencies
Professional, General and Workers' Compensation and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation and cyber liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of December 31, 2024 and 2023 were $19.2 million and $18.2 million, respectively. Expected insurance recoveries of $9.6 million and $10.2 million as of December 31, 2024 and 2023, respectively, are included as a component of other current assets and other long-term assets in the consolidated balance sheets.
In May 2023, we experienced a cybersecurity incident that temporarily disrupted certain facilities in our Idaho market. We estimate that this incident had an adverse pre-tax impact of approximately $8 million during the year ended December 31, 2023. This estimate includes lost revenue from the associated business interruption and other related expenses. We have filed a claim with the insurance carrier related to this incident. Insurance recoveries of $6.5 million were recognized during the year ended December 31, 2024 with no comparable activity in the prior year.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
14. Segment Reporting
Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker ("CODM"), manages our segments, evaluates financial results, and makes key operating decisions. We have one reportable segment: Surgical Facilities.
The Surgical Facilities reportable segment is comprised of two operating segments, which we have aggregated to a single reportable segment in consideration of the aggregation criteria set forth in ASC 280.
The Surgical Facilities reportable segment includes the operation of ASCs, surgical hospitals, anesthesia services, and multi-specialty physician practices, which earns revenues primarily from contracts with patients in which the performance obligations are to provide health care services. The "All other" line item primarily consists of amounts attributable to the Company's corporate general and administrative functions. The Company defines its segment on the basis of the way in which its internally reported financial information is regularly reviewed by the CODM to assess performance and allocate resources.

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2024, the operating segment previously defined as "Ancillary services" was included with Surgical Facilities based on changes in the operational management of our multi-specialty physician practices. Accordingly, the Company has reclassified segment disclosures previously reported to conform to current year presentation.
The Company’s CODM uses Adjusted EBITDA to assess performance and allocate resources. The CODM considers budget-to-actual and actual versus prior period variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

	Year Ended December 31,
	2024	2023	2022
Surgical Facilities Revenues	$3,114.3	$2,743.3	$2,539.3

Less:
Salaries and benefits	907.5	793.8	746.4
Supplies	812.9	745.0	709.7
Professional and medical fees	357.1	296.8	269.2
Lease expense	89.5	84.9	82.4
Equity in earnings of unconsolidated affiliates	(19.5)	(14.2)	(12.5)
Net income attributable to non-controlling interests	180.6	147.2	141.6
Other segment expense, net	176.2	155.5	140.6
	2,504.3	2,209.0	2,077.4
Adjusted Surgical Facilities EBITDA	$610.0	$534.3	$461.9

Reconciliation:
Add back: Net income attributable to non-controlling interests	(180.6)	(147.2)	(141.6)
Corporate and other unallocated expenses (1)	289.2	235.4	143.5
Depreciation and amortization	152.6	118.1	114.8
Interest expense, net	201.7	193.0	234.9
Income before income taxes	$147.1	$135.0	$110.3
(1)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment for reporting purposes including general and administrative expenses, transaction and integration costs, net loss on disposals, consolidations and deconsolidations, litigation settlements, and loss on debt extinguishment.

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization:
Surgical Facilities	$138.9	$110.8	$105.4
All other	13.7	7.3	9.4
Total depreciation and amortization expense	$152.6	$118.1	$114.8

	December 31, 2024	December 31, 2023
Assets:
Surgical Facilities	$7,466.3	$6,383.7
All other	423.7	493.0
Total assets	$7,890.0	$6,876.7

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023	2022
Cash purchases of property and equipment:
Surgical Facilities	$86.6	$88.7	$75.4
All other	3.8	0.1	5.2
Total cash purchases of property and equipment	$90.4	$88.8	$80.6
15. Subsequent Events
On January 28, 2025, the Company issued a press release confirming the receipt of an unsolicited and non-binding proposal on January 27, 2025, from Bain Capital Private Equity, LP ("Bain Capital"), to acquire all of the outstanding shares of common stock of the Company not already owned by Bain Capital for a cash consideration of $25.75 per share.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ J. Eric Evans J. Eric Evans Chief Executive Officer (Principal Executive Officer)
Date: March 6, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
	Chief Executive Officer, Director (Principal Executive Officer)	March 6, 2025
/s/ J. Eric Evans
J. Eric Evans
	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2025
/s/ David T. Doherty
David T. Doherty
	Chairman of the Board	March 6, 2025
/s/ Wayne S. DeVeydt
Wayne S. DeVeydt
	Director	March 6, 2025
/s/ T. Devin O'Reilly
T. Devin O'Reilly
	Director	March 6, 2025
/s/ Teresa DeLuca
Teresa DeLuca
	Director	March 6, 2025
/s/ John A. Deane
John A. Deane
	Director	March 6, 2025
/s/ Brent Turner
Brent Turner
	Director	March 6, 2025
/s/ Andrew Kaplan
Andrew Kaplan
	Director	March 6, 2025
/s/ Clifford G. Adlerz
Clifford G. Adlerz
	Director	March 6, 2025
/s/ Blair E. Hendrix
Blair E. Hendrix
	Director	March 6, 2025
/s/ Patricia A. Maryland, Dr.PH
Patricia A. Maryland, Dr.PH
	Director	March 6, 2025
/s/ Laura L. Forese
Laura L. Forese