Form 10-Q
period 2025-03-31
Surgery Partners, Inc.
filed 2025-05-12
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of May 5, 2025, there were 128,160,075 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$229.3	$269.5
Accounts receivable	570.6	579.1
Inventories	88.1	88.4
Prepaid expenses	36.3	36.4
Other current assets	150.3	146.0
Total current assets	1,074.6	1,119.4
Property and equipment, net of accumulated depreciation of $587.0 and $553.9, respectively	1,151.1	1,088.3
Goodwill and other intangible assets, net	5,171.4	5,113.7
Investments in and advances to affiliates	218.6	215.4
Right-of-use operating lease assets	277.7	295.7
Other long-term assets	55.8	57.5
Total assets	$7,949.2	$7,890.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$165.0	$208.7
Accrued payroll and benefits	67.0	60.4
Other current liabilities	233.5	253.9
Current maturities of long-term debt	103.9	101.4
Total current liabilities	569.4	624.4
Long-term debt, less current maturities	3,446.9	3,268.9
Right-of-use operating lease liabilities	272.9	292.1
Long-term deferred tax liabilities	38.9	39.2
Other long-term liabilities	34.6	30.2

Non-controlling interests—redeemable	430.5	438.8

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 128,192,739 and 127,109,383, respectively	1.3	1.3
Additional paid-in capital	2,525.9	2,520.9
Accumulated other comprehensive (loss) income	(11.8)	4.8
Retained deficit	(775.0)	(737.3)
Total Surgery Partners, Inc. stockholders' equity	1,740.4	1,789.7
Non-controlling interests—non-redeemable	1,415.6	1,406.7
Total stockholders' equity	3,156.0	3,196.4
Total liabilities and stockholders' equity	$7,949.2	$7,890.0

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts; shares in thousands)

	Three Months Ended March 31,
	2025	2024

Revenues	$776.0	$717.4
Operating expenses:
Salaries and benefits	238.6	215.2
Supplies	215.8	188.8
Professional and medical fees	95.3	82.6
Lease expense	20.8	21.4
Other operating expenses	43.6	54.1
Cost of revenues	614.1	562.1
General and administrative expenses	36.0	33.2
Depreciation and amortization	36.3	33.7
Transaction and integration costs	24.7	17.4
Net loss on disposals, consolidations and deconsolidations	6.4	1.5
Equity in earnings of unconsolidated affiliates	(5.6)	(2.7)
Litigation settlements	2.2	(1.8)
Other income, net	—	(2.0)
	714.1	641.4
Operating income	61.9	76.0
Interest expense, net	(62.2)	(47.3)
(Loss) income before income taxes	(0.3)	28.7
Income tax expense	—	(4.4)
Net (loss) income	(0.3)	24.3
Less: Net income attributable to non-controlling interests	(37.4)	(36.7)
Net loss attributable to Surgery Partners, Inc.	$(37.7)	$(12.4)

Net loss per share attributable to common stockholders:
Basic	$(0.30)	$(0.10)
Diluted (1)	$(0.30)	$(0.10)
Weighted average common shares outstanding:
Basic	126,602	125,972
Diluted (1)	126,602	125,972
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2025	2024

Net (loss) income	$(0.3)	$24.3
Other comprehensive (loss) income, net of tax:
Derivative activity, net of tax of $0	(16.6)	(5.5)
Comprehensive (loss) income	(16.9)	18.8
Less: Comprehensive income attributable to non-controlling interests	(37.4)	(36.7)
Comprehensive loss attributable to Surgery Partners, Inc.	$(54.3)	$(17.9)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2024	127,109	$1.3	$2,520.9	$4.8	$(737.3)	$1,406.7	$3,196.4
Net (loss) income	—	—	—	—	(37.7)	32.6	(5.1)
Equity-based compensation	1,084	—	7.6	—	—	—	7.6
Other comprehensive loss	—	—	—	(16.6)	—	—	(16.6)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(2.6)	—	—	25.6	23.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(49.3)	(49.3)
Balance as of March 31, 2025	128,193	$1.3	$2,525.9	$(11.8)	$(775.0)	$1,415.6	$3,156.0

Balance as of December 31, 2023	126,594	$1.3	$2,497.6	$57.5	$(569.2)	$1,047.3	$3,034.5
Net (loss) income	—	—	—	—	(12.4)	29.3	16.9
Equity-based compensation	508	—	4.9	—	—	—	4.9
Other comprehensive loss	—	—	—	(5.5)	—	—	(5.5)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(6.9)	—	—	23.7	16.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(29.7)	(29.7)
Balance as of March 31, 2024	127,102	$1.3	$2,495.6	$52.0	$(581.6)	$1,070.6	$3,037.9

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net (loss) income	$(0.3)	$24.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36.3	33.7
Non-cash lease expense	9.6	9.0
Non-cash interest expense, net	2.5	1.5
Equity-based compensation expense	7.6	4.9
Net loss on disposals, consolidations and deconsolidations	6.4	1.5
Deferred income taxes	(0.3)	2.5
Equity in earnings of unconsolidated affiliates, net of distributions received	1.1	1.0
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	4.8	5.4
Other operating assets and liabilities	(61.7)	(43.1)
Net cash provided by operating activities	6.0	40.7

Cash flows from investing activities:
Purchases of property and equipment	(22.7)	(21.0)
Payments for acquisitions, net of cash acquired	(44.0)	(54.6)
Proceeds from disposals of facilities and other assets	4.8	1.5
Purchases of equity investments	(3.8)	(2.0)
Other investing activities	(10.7)	(7.0)
Net cash used in investing activities	(76.4)	(83.1)

Cash flows from financing activities:
Principal payments on long-term debt	(119.3)	(120.2)
Borrowings of long-term debt	213.6	192.5
Distributions to non-controlling interest holders	(62.3)	(40.5)
Proceeds related to ownership transactions with non-controlling interest holders	1.7	1.4
Other financing activities	(3.5)	(1.5)
Net cash provided by financing activities	30.2	31.7
Net decrease in cash and cash equivalents	(40.2)	(10.7)
Cash and cash equivalents at beginning of period	269.5	195.9
Cash and cash equivalents at end of period	$229.3	$185.2

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
As of March 31, 2025, the Company owned or operated a portfolio of 164 surgical facilities, comprised of 145 ASCs and 19 surgical hospitals in 30 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 83 of these surgical facilities and consolidated 118 surgical facilities for financial reporting purposes.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K"). Certain prior year amounts have been reclassified to conform with the current year presentation.
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
The following table presents a summary of revenues by service type as a percentage of total revenues:

	Three Months Ended March 31,
	2025	2024
Patient service revenues	97.8%	98.3%
Other service revenues	2.2%	1.7%
Total revenues	100.0%	100.0%

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$406.4	53.6%	$361.0	51.2%
Government	316.2	41.7%	303.6	43.0%
Self-pay	19.8	2.6%	19.8	2.8%
Other (1)	16.0	2.1%	20.9	3.0%
Total patient service revenues	758.4	100.0%	705.3	100.0%
Other service revenues	17.6		12.1
Total revenues	$776.0		$717.4

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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the three months ended March 31, 2025, the Company estimated its effective tax rate under a discrete-period calculation based solely on its income from operations for the three months ended March 31, 2025. The Company's effective tax rate was 0% for the three months ended March 31, 2025. For the three months ended March 31, 2025, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and a permanent difference between the book and tax deductions related to the Company’s stock compensation expense.
For the three months ended March 31, 2024, the Company estimated its effective tax rate under the annual effective tax rate approach. The Company’s effective tax rate was 15.3% for the three months ended March 31, 2024. For the three months ended March 31, 2024, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, state tax expense, and a discrete tax expense of $0.7 million related to the vesting of restricted stock awards. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions, disposals and deconsolidations for the three months ended March 31, 2025 is included in Note 2. "Acquisitions, Disposals and Deconsolidations."

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity related to goodwill for the three months ended March 31, 2025 is as follows (in millions):

Balance as of December 31, 2024	$5,068.0
Acquisitions, including post acquisition adjustments	69.6
Disposals	(11.4)

Balance as of March 31, 2025	$5,126.2
A detailed evaluation of potential impairment indicators was performed as of March 31, 2025, which specifically considered recent changes in interest rates, inflation risk and market volatility. On the basis of available evidence as of March 31, 2025, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
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
Non-Controlling Interests—Redeemable
Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. Management believes the likelihood of an event occurring that would trigger such purchases was remote as of March 31, 2025. The non-controlling interests—redeemable are reported outside of stockholders' equity in the condensed consolidated balance sheets.
A summary of activity related to redeemable non-controlling interests is as follows (in millions):

	Three Months Ended March 31,
	2025	2024

Balance at beginning of period	$438.8	$327.4
Net income attributable to non-controlling interests—redeemable	4.8	7.4
Acquisition and disposal of shares of non-controlling interests, net—redeemable	1.0	(0.3)
Distributions to non-controlling interest —redeemable holders	(14.1)	(10.8)
Balance at end of period	$430.5	$323.7
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, depending on the nature of the item being valued.
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

Senior secured term loan	$1,384.6	$1,388.1	$1,381.1	$1,400.2
7.250% senior unsecured notes due 2032	$800.0	$800.0	$790.0	$815.0
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation." The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of March 31, 2025, the Company's consolidated VIEs consisted of nine surgical facilities and 28 physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, were $76.7 million and $87.0 million, respectively, and the total liabilities of the consolidated VIEs were $42.8 million and $55.0 million, respectively.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU may be applied prospectively or retrospectively to all periods presented and early adoption is permitted. The Company is planning to adopt during the year ended December 31, 2025.
2. Acquisitions, Disposals and Deconsolidations
Acquisitions
During the three months ended March 31, 2025:
•The Company acquired a controlling interest in four surgical facilities and one physician practice for aggregate cash consideration of $44.0 million, net of cash acquired. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $28.0 million and goodwill of $70.2 million.
•The Company acquired non-controlling interests in one surgical facility and for aggregate cash consideration of $3.8 million. The non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the condensed consolidated balance sheets.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disposals and Deconsolidations
During the three months ended March 31, 2025:
•The Company sold a portion of its interests in one surgical facility for net cash proceeds of $0.5 million. As a result of the transaction, the Company no longer controlled the previously controlled surgical facility but retained a non-controlling interest, resulting in the deconsolidation of the previously consolidated entity. This transaction resulted in a pretax net loss on deconsolidation of $3.0 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025. The net gain was determined based on the difference between the net cash proceeds plus the fair value of the Company’s retained interests in the entity and the carrying values of both the tangible and intangible assets of the entity immediately prior to the transaction.
•The Company sold or otherwise disposed of its controlling interests in two surgical facilities for aggregate net cash proceeds of $4.3 million. In connection with the transactions, the Company recognized a pre-tax net gain of $0.5 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025.
During the three months ended March 31, 2024:
•The Company sold a portion of its interests in a surgical facility for net cash proceeds of $1.5 million. As a result of the transaction, the Company lost control of the previously controlled surgical facility but retains a non-controlling interest, resulting in the deconsolidation of the previously consolidated entity. This transaction resulted in a pretax net gain on deconsolidation of $2.7 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2024. The net loss was determined based on the difference between the net cash proceeds plus the fair value of the Company’s retained interests in the entity and the carrying values of both the tangible and intangible assets of the entity immediately prior to the transaction.
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	March 31, 2025	December 31, 2024

Senior secured term loan (1)	$1,384.6	$1,388.1
Senior secured revolving credit facility	304.0	192.0
7.250% senior unsecured notes due 2032	800.0	800.0
Notes payable and other secured loans	227.5	224.4
Finance lease obligations	866.6	798.7
Less: unamortized debt issuance costs and discounts	(31.9)	(32.9)
Total debt	3,550.8	3,370.3
Less: current maturities	103.9	101.4
Total long-term debt	$3,446.9	$3,268.9
(1)Includes unamortized fair value discount of $1.4 million as of March 31, 2025 and December 31, 2024.
Revolving Credit Facility
As of March 31, 2025, the Company's availability on its $703.8 million senior secured revolving credit facility (the "Revolver") was $388.9 million (including letters of credit of $10.9 million). The increase in outstanding borrowings on the Revolver compared to December 31, 2024 was primarily due to the timing of acquisitions.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the condensed consolidated balance sheets (in millions):

	Classification in Condensed Consolidated Balance Sheets	March 31, 2025	December 31, 2024

Assets:
Operating lease assets	Right-of-use operating lease assets	$277.7	$295.7
Finance lease assets	Property and equipment, net of accumulated depreciation	716.8	655.6
Total leased assets		$994.5	$951.3

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$39.6	$41.0
Long-term	Right-of-use operating lease liabilities	272.9	292.1
Total operating lease liabilities		312.5	333.1
Finance lease liabilities:
Current	Current maturities of long-term debt	34.3	33.1
Long-term	Long-term debt, less current maturities	832.3	765.6
Total finance lease liabilities		866.6	798.7
Total lease liabilities		$1,179.1	$1,131.8
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2025	2024

Operating lease costs	$16.5	$15.9
Finance lease costs:
Amortization of leased assets	16.0	11.8
Interest on lease liabilities	18.2	13.0
Total finance lease costs	34.2	24.8
Variable and short-term lease costs	4.6	5.8
Total lease costs	$55.3	$46.5
The following table presents supplemental cash flow information (in millions):

	Three Months Ended March 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15.8	$15.6
Operating cash outflows from finance leases	16.7	12.4
Financing cash outflows from finance leases	6.2	7.5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10.8	19.2
Finance leases	60.0	12.1

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. During 2025 and 2024, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt.
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		March 31, 2025		December 31, 2024
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$—	Matured	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	—	Matured	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	—	Matured	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	—	Matured	143.6	Active	March 31, 2025
Interest rate cap	September 30, 2021	—	Matured	8.2	Active	March 31, 2025
Deferred premium cap	March 31, 2025	396.0	Active	396.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	198.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	396.0	Active	396.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	198.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	198.0	Active	198.0	Active	December 31, 2028
		$1,386.0		$2,737.8

During the three months ended March 31, 2025, the Company had three interest rate swaps designated in cash flow hedging relationships, which matured on March 31, 2025. Prior to maturity, the interest rate swaps had a total notional amount of $1.2 billion and were pay-fixed, received 1-Month SOFR (subject to a minimum of 0.75%).
During the three months ended March 31, 2025, the Company had two interest rate caps designated in cash flow hedging relationships, which matured on March 31, 2025. Prior to maturity, the interest caps had a total notional amount of $151.8 million.
Effective March 31, 2025, the Company had five deferred premium interest rate cap agreements. The deferred premium interest rate caps are designated in cash flow hedging relationships with a total notional amount of $1.4 billion. These financial instruments are designed to limit the Company's interest rate exposure on its term loan concurrent with the positions that matured on March 31, 2025.
Prior to maturity, the pay-fixed, receive floating interest rate swaps did not meet the requirements to be considered derivatives in their entirety as a result of the financing component. Accordingly, the swaps were considered hybrid instruments, consisting of a financing element treated as a debt instrument and an embedded at-market derivative that was designated as a cash flow hedge. Within the Company’s condensed consolidated balance sheets, the financing elements treated as debt instruments were carried at amortized cost and the embedded at-market derivatives were recorded at fair value. The fair value was determined using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy. The cash flows related to the portion treated as debt are classified as financing activities in the condensed consolidated statements of cash flows while the portions that were treated as an at-market derivative are classified as operating activities.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $5.6 million will be reclassified as a increase to interest expense.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Derivatives in cash flow hedging relationships
Interest rate caps (1)	$—	$—	$1.1	$—
Interest rate swaps (1)	—	—	9.7	—
Interest rate caps (2)	—	11.8	—	6.1
Interest rate swaps (3) (4)	—	—	—	3.5
Total	$—	$11.8	$10.8	$9.6
(1)Amounts were included in other current assets on the condensed consolidated balance sheets as of December 31, 2024.
(2)Amounts were included in other long-term liabilities on the condensed consolidated balance sheets as of December 31, 2024.
(3)Amounts were included in other current liabilities on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
(4)Amounts related to the financing component of the pay-fixed interest rate swaps.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statements of operations (in millions):

		Three Months Ended March 31,
	Location	2025	2024
Derivatives in cash flow hedging relationships
Gain (loss) recognized in OCI (effective portion)		$(5.6)	$9.2
Gain reclassified from accumulated OCI into income (effective portion)	Interest expense, net	$(11.0)	$(14.7)
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

	Three Months Ended March 31,
	2025	2024

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(37.7)	$(12.4)

Denominator:
Weighted average common shares outstanding:
Basic	126,602	125,972
Diluted (1)	126,602	125,972

Net loss per share attributable to common stockholders:
Basic	$(0.30)	$(0.10)
Diluted (1)	$(0.30)	$(0.10)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	957	1,237
Restricted shares	138	148
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Other Current Liabilities
A summary of other current liabilities was as follows (in millions):

	March 31, 2025	December 31, 2024

Right-of-use operating lease liabilities	$39.6	$41.0
Cost report liabilities	20.7	21.3
Amounts due to patients and payors	38.6	31.8
Interest payable	28.1	13.4
Interest rate swaps	—	3.5
Accrued expenses and other	106.5	142.9
Total	$233.5	$253.9
8. Commitments and Contingencies
Professional, General and Workers' Compensation and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation and cyber liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of March 31, 2025 and December 31, 2024 were $19.7 million and $19.2 million, respectively. Expected insurance recoveries of $9.6 million as of both March 31, 2025 and December 31, 2024 are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.
9. Segment Reporting
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
During the three months ended March 31, 2025, the operating segment previously defined as "Ancillary services" was included with Surgical Facilities based on changes in the operational management of our multi-specialty physician practices. Accordingly, the Company has reclassified segment disclosures previously reported to conform to current year presentation.
The Company’s CODM uses Adjusted EBITDA to assess performance and allocate resources. The CODM considers budget-to-actual and actual versus prior period variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Surgical Facilities Revenues	$776.0	$717.4

Less:
Salaries and benefits	238.6	215.2
Supplies	215.8	188.8
Professional and medical fees	95.3	82.6
Lease expense	20.8	21.4
Equity in earnings of unconsolidated affiliates	(5.6)	(2.7)
Net income attributable to non-controlling interests	37.4	36.7
Other segment expense, net	41.7	50.1
	644.0	592.1
Adjusted Surgical Facilities EBITDA	$132.0	$125.3

Reconciliation:
Add back: Net income attributable to non-controlling interests	(37.4)	(36.7)
Corporate and other unallocated expenses (1)	71.2	52.3
Depreciation and amortization	36.3	33.7
Interest expense, net	62.2	47.3
(Loss) income before income taxes	$(0.3)	$28.7
(1)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment for reporting purposes including general and administrative expenses, transaction and integration costs, net loss on disposals, consolidations and deconsolidations, litigation settlements, and loss on debt extinguishment.

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization:
Surgical Facilities	$33.8	$31.5
All other	2.5	2.2
Total depreciation and amortization expense	$36.3	$33.7

	March 31, 2025	December 31, 2024
Assets:
Surgical Facilities	$7,532.3	$7,466.3
All other	416.9	423.7
Total assets	$7,949.2	$7,890.0

	Three Months Ended March 31,
	2025	2024
Cash purchases of property and equipment:
Surgical Facilities	$21.8	$16.3
All other	0.9	4.7
Total cash purchases of property and equipment	$22.7	$21.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our 2024 Annual Report on Form 10-K. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries, and the term "affiliates" means direct and indirect subsidiaries of Surgery Partners, Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms "facilities" or "hospitals" refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term "employees" refers to employees of affiliates of Surgery Partners, Inc.
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
By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, reductions in payments from government health care programs and private insurance payors, such as health maintenance organizations, preferred provider organizations, and other managed care organizations and employers; our ability to contract with private insurance payors; changes in our payor mix or surgical case mix; failure to maintain or develop relationships with physicians on beneficial or favorable terms, or at all; the impact of payor controls designed to reduce the number of surgical procedures; our efforts to integrate operations of acquired businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities; supply chain issues, including shortages or quality control issues with surgery-related products, equipment and medical supplies; competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; our ability to attract and retain qualified health care professionals; our ability to enforce non-compete restrictions against our physicians; our ability to manage material liabilities whether known or unknown incurred as a result of acquiring surgical facilities; the impact of future legislation and other health care regulatory reform actions, and the effect of that legislation and other regulatory actions on our business; our ability to comply with current health care laws and regulations; the outcome of legal and regulatory proceedings that have been or may be brought against us; the impact of cybersecurity attacks or intrusions; changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; our indebtedness; the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease on our business; and the risks and uncertainties set forth under the heading "Risk Factors" in our 2024 Annual Report on Form 10-K and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
As of March 31, 2025, we owned or operated, primarily in partnership with physicians, a portfolio of 164 surgical facilities comprised of 145 ASCs and 19 surgical hospitals across 30 states. We owned a majority interest in 83 of the surgical facilities and consolidated 118 of these facilities for financial reporting purposes.
Total revenues for the first quarter of 2025 increased 8.2% to $776.0 million from $717.4 million for the first quarter of 2024. The increase in revenues was attributable to same-facility revenue growth and the net impact from acquisitions and divestitures completed during the last twelve months ended March 31, 2025. Days adjusted same-facility revenues for the first quarter of 2025 increased 5.2% from the first quarter of 2024, with a 1.2% decrease in revenue per case and a 6.5% increase in same-facility cases. Additionally, for the first quarter of 2025, net loss attributable to Surgery Partners, Inc. was $37.7 million compared to $12.4 million for 2024. For the first quarter of 2025, Adjusted EBITDA increased 6.6% to $103.9 million compared to $97.5 million for the same period in 2024. The increase in Adjusted EBITDA was primarily attributable to revenue growth, continued cost management initiatives and acquisitions completed since the prior year period. A reconciliation of non-GAAP financial measures appears below under the heading "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and pursuing other portfolio management initiatives. During the first quarter of 2025, we acquired a controlling interest in four surgical facilities and one physician practice for aggregate cash consideration of $44.0 million, net of cash acquired.
We had cash and cash equivalents of $229.3 million and $388.9 million of borrowing capacity under the Revolver as of March 31, 2025.

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
The following table summarizes revenues by service type as a percentage of total revenues:

	Three Months Ended March 31,
	2025	2024
Patient service revenues:
Patient service revenues	97.8%	98.3%
Other service revenues	2.2%	1.7%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Three Months Ended March 31,
	2025	2024

Private insurance payors	53.6%	51.2%
Government payors	41.7%	43.0%
Self-pay payors	2.6%	2.8%
Other payors (1)	2.1%	3.0%
Total	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2025	2024

Orthopedics and pain management	40.5%	40.0%
Ophthalmology	21.9%	23.5%
Gastrointestinal	24.3%	22.1%
General surgery	2.2%	2.3%
Other	11.1%	12.1%
Total	100.0%	100.0%
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2024 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2024.

Results of Operations
Comparison of Operating Results for the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following tables summarize certain results from the condensed consolidated statements of operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024

Revenues	$776.0	$717.4
Operating expenses:
Cost of revenues	614.1	562.1
General and administrative expenses	36.0	33.2
Depreciation and amortization	36.3	33.7
Transaction and integration costs	24.7	17.4
Net loss on disposals, consolidations and deconsolidations	6.4	1.5
Equity in earnings of unconsolidated affiliates	(5.6)	(2.7)
Litigation settlements	2.2	(1.8)
Other income, net	—	(2.0)
	714.1	641.4
Operating income	61.9	76.0
Interest expense, net	(62.2)	(47.3)
(Loss) income before income taxes	(0.3)	28.7
Income tax expense	—	(4.4)
Net (loss) income	(0.3)	24.3
Less: Net income attributable to non-controlling interests	(37.4)	(36.7)
Net loss attributable to Surgery Partners, Inc.	$(37.7)	$(12.4)
Revenues. The following table sets forth patient service revenues (in millions):

	Three Months Ended March 31,
	2025	2024

Patient service revenues	$758.4	$705.3
Other service revenues	17.6	12.1
Total revenues	$776.0	$717.4
Patient service revenues increased 7.5% to $758.4 million for the three months ended March 31, 2025 compared to $705.3 million for the three months ended March 31, 2024. The increase was primarily driven by a 5.2% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed during the twelve months ended March 31, 2025. The increase in days adjusted same-facility revenues was attributable to a 6.5% increase in same-facility case volumes and a 1.2% decrease in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $614.1 million for the three months ended March 31, 2025 compared to $562.1 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in case volume and the performance of high acuity procedures as well as acquisitions completed during the twelve months ended March 31, 2025. As a percentage of revenues, cost of revenues was 79.1% and 78.4% for the three months ended March 31, 2025 and 2024, respectively.
General and Administrative Expenses. General and administrative expenses were $36.0 million and $33.2 million for the three months ended March 31, 2025 and 2024, respectively. As a percentage of revenues, general and administrative expenses were 4.6% for the three months ended March 31, 2025 and 2024.
Depreciation and Amortization. Depreciation and amortization expenses were $36.3 million and $33.7 million for the three months ended March 31, 2025 and 2024, respectively. As a percentage of revenues, depreciation and amortization expenses were 4.7% for the three months ended March 31, 2025 and 2024.
Transaction and Integration Costs. The Company incurred $24.7 million of transaction and integration costs for the three months ended March 31, 2025 compared to $17.4 million for the three months ended March 31, 2024. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions. The increase was primarily driven by an increase in severance, IT implementation, and revenue cycle standardization costs.

Net Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations for the three months ended March 31, 2025 and 2024 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $62.2 million for the three months ended March 31, 2025 compared to $47.3 million for the three months ended March 31, 2024. As a percentage of revenues, interest expense, net was 8.0% and 6.6% for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by financing activities in 2024 related to the senior unsecured notes and increased borrowings on the Revolver.
Income Tax Expense. Income tax expense was $0.0 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate was 0% and 15.3% for the three months ended March 31, 2025 and 2024, respectively. See Note 1. "Organization and Summary of Accounting Policies" under the heading Income Taxes for additional information related to the Company's effective tax rates for the three months ended March 31, 2025 and March 31, 2024, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 4.8% and 5.1% for the three months ended March 31, 2025 and 2024, respectively.
Liquidity and Capital Resources
Cash and cash equivalents were $229.3 million at March 31, 2025 compared to $269.5 million at December 31, 2024.
The primary source of our operating cash flows is the collection of accounts receivable from private insurance companies, federal and state agencies (under the Medicare and Medicaid programs) and individuals. Our cash flows provided by operating activities was $6.0 million for the three months ended March 31, 2025 compared to $40.7 million for the three months ended March 31, 2024. The $34.7 million decrease was primarily driven by a decrease in net income and changes in other operating assets and liabilities.
Net cash used in investing activities for the three months ended March 31, 2025 was $76.4 million compared to $83.1 million for the three months ended March 31, 2024. The $6.7 million decrease was primarily driven by an aggregate net decrease of $8.8 million in payments for acquisitions (net of cash acquired) and purchases of equity method investments and a $3.3 million increase in proceeds from sales of facilities.
Net cash provided by financing activities for the three months ended March 31, 2025 was $30.2 million compared to $31.7 million for the three months ended March 31, 2024. The decrease of $1.5 million was primarily driven by distributions to non-controlling interest holders substantially offset by increased borrowing on long-term debt.
Capital Resources
Net working capital was approximately $505.2 million at March 31, 2025 compared to $495.0 million at December 31, 2024.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.
Material Cash Requirements
There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2025 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.
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
Certain Non-GAAP Measures
Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with GAAP. The items excluded from this non-

GAAP metric are significant components in understanding and evaluating our financial performance. We believe such adjustments are appropriate, as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess operating performance, make business decisions and allocate resources.
The following table reconciles Adjusted EBITDA to (loss) income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended March 31,
	2025	2024
Condensed Consolidated Statements of Operations Data:
(Loss) income before income taxes	$(0.3)	$28.7
Plus (minus):
Net income attributable to non-controlling interests	(37.4)	(36.7)
Interest expense, net	62.2	47.3
Depreciation and amortization	36.3	33.7
Equity-based compensation expense	7.6	4.9
Transaction and integration costs (1)	24.7	17.4
De novo start-up costs	1.7	1.5
Net loss on disposals, consolidations and deconsolidations	6.4	1.5
Litigation settlements and other litigation costs (2)	2.7	(1.2)
Other	—	0.4
Adjusted EBITDA	$103.9	$97.5
(1)For the three months ended March 31, 2025, this amount includes due diligence, transaction and integration costs related to acquisitions (both completed and in the pipeline) and divested facilities (collectively “M&A costs”) of $16.8 million and other costs, including severance, IT implementation, revenue cycle standardization of $7.9 million. For the three months ended March 31, 2024, this amount includes due diligence, transaction and integration costs related to acquisitions (both completed and in the pipeline) and divested facilities (collectively “M&A costs”) of $16.1 million and other costs, including severance, IT implementation, revenue cycle standardization of $1.3 million.
(2)This amount includes a litigation settlement loss of $2.2 million and a litigation settlement gain of $1.8 million for the three months ended March 31, 2025 and 2024, respectively. This amount also includes other litigation costs of $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended March 31, 2025

Cash flows from operating activities	$265.4
Plus (minus):
Non-cash interest expense, net	(7.5)
Non-cash lease expense	(39.5)
Deferred income taxes	(128.7)
Equity in earnings of unconsolidated affiliates, net of distributions received	1.9
Changes in operating assets and liabilities, net of acquisitions and divestitures	138.1
Income tax expense	130.2
Net income attributable to non-controlling interests	(181.3)
Interest expense, net	216.6
Transaction and integration costs	107.4
De novo start-up costs	8.1
Litigation settlements and other litigation costs	7.0
Other (1)	(3.1)
Acquisitions and synergies (1)	74.1
Credit Agreement EBITDA	$588.7
(1)Represents impact of acquisitions as if each acquisition had occurred on April 1, 2024. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Credit Agreement, as amended.
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
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at March 31, 2025, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2025.
For more information regarding our interest rate swap and cap agreements, please refer to Note 5. "Derivatives and Hedging Activities" of the accompanying notes to the condensed consolidated financial statements for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

Date:	May 12, 2025	By:	/s/ David T. Doherty
David T. Doherty
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)