Form 10-Q
period 2025-06-30
Surgery Partners, Inc.
filed 2025-08-05
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of July 29, 2025, there were 128,209,410 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$250.1	$269.5
Accounts receivable	563.1	579.1
Inventories	87.3	88.4
Prepaid expenses	45.9	36.4
Other current assets	158.9	146.0
Total current assets	1,105.3	1,119.4
Property and equipment, net of accumulated depreciation of $588.8 and $553.9, respectively	1,179.5	1,088.3
Goodwill and other intangible assets, net	5,140.0	5,113.7
Investments in and advances to affiliates	220.2	215.4
Right-of-use operating lease assets	271.7	295.7
Other long-term assets	38.1	57.5
Total assets	$7,954.8	$7,890.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$174.9	$208.7
Accrued payroll and benefits	59.3	60.4
Other current liabilities	229.1	253.9
Current maturities of long-term debt	110.0	101.4
Total current liabilities	573.3	624.4
Long-term debt, less current maturities	3,465.2	3,268.9
Right-of-use operating lease liabilities	263.7	292.1
Long-term deferred tax liabilities	37.4	39.2
Other long-term liabilities	36.3	30.2

Non-controlling interests—redeemable	422.4	438.8

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 128,210,376 and 127,109,383, respectively	1.3	1.3
Additional paid-in capital	2,537.8	2,520.9
Accumulated other comprehensive (loss) income	(13.3)	4.8
Retained deficit	(777.5)	(737.3)
Total Surgery Partners, Inc. stockholders' equity	1,748.3	1,789.7
Non-controlling interests—non-redeemable	1,408.2	1,406.7
Total stockholders' equity	3,156.5	3,196.4
Total liabilities and stockholders' equity	$7,954.8	$7,890.0

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts; shares in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$826.2	$762.1	$1,602.2	$1,479.5
Operating expenses:
Salaries and benefits	235.2	223.2	473.8	438.4
Supplies	215.0	199.7	430.8	388.5
Professional and medical fees	102.1	92.4	197.4	175.0
Lease expense	22.9	22.2	43.7	43.6
Other operating expenses	55.4	45.4	99.0	99.5
Cost of revenues	630.6	582.9	1,244.7	1,145.0
General and administrative expenses	36.1	40.3	72.1	73.5
Depreciation and amortization	40.3	34.8	76.6	68.5
Transaction and integration costs	18.1	19.3	42.8	36.7
Net (gain) loss on disposals, consolidations and deconsolidations	(3.0)	5.3	3.4	6.8
Equity in earnings of unconsolidated affiliates	(5.5)	(4.4)	(11.1)	(7.1)
Litigation settlements	—	0.5	2.2	(1.3)
Loss on debt extinguishment	—	5.1	—	5.1
Other income, net	(2.1)	(6.5)	(2.1)	(8.5)
	714.5	677.3	1,428.6	1,318.7
Operating income	111.7	84.8	173.6	160.8
Interest expense, net	(67.9)	(51.5)	(130.1)	(98.8)
Income before income taxes	43.8	33.3	43.5	62.0
Income tax benefit (expense)	1.1	(4.9)	1.1	(9.3)
Net income	44.9	28.4	44.6	52.7
Less: Net income attributable to non-controlling interests	(47.4)	(43.9)	(84.8)	(80.6)
Net loss attributable to Surgery Partners, Inc.	$(2.5)	$(15.5)	$(40.2)	$(27.9)

Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.12)	$(0.32)	$(0.22)
Diluted (1)	$(0.02)	$(0.12)	$(0.32)	$(0.22)
Weighted average common shares outstanding:
Basic	126,980	126,134	126,792	126,053
Diluted (1)	126,980	126,134	126,792	126,053
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$44.9	$28.4	$44.6	$52.7
Other comprehensive (loss) income, net of tax:
Derivative activity, net of tax of $0	(1.5)	(14.9)	(18.1)	(20.4)
Comprehensive income	43.4	13.5	26.5	32.3
Less: Comprehensive income attributable to non-controlling interests	(47.4)	(43.9)	(84.8)	(80.6)
Comprehensive loss attributable to Surgery Partners, Inc.	$(4.0)	$(30.4)	$(58.3)	$(48.3)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2024	127,109	$1.3	$2,520.9	$4.8	$(737.3)	$1,406.7	$3,196.4
Net (loss) income	—	—	—	—	(37.7)	32.6	(5.1)
Equity-based compensation	1,084	—	7.6	—	—	—	7.6
Other comprehensive loss	—	—	—	(16.6)	—	—	(16.6)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(2.6)	—	—	25.6	23.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(49.3)	(49.3)
Balance as of March 31, 2025	128,193	$1.3	$2,525.9	$(11.8)	$(775.0)	$1,415.6	$3,156.0
Net (loss) income	—	—	—	—	(2.5)	43.2	40.7
Equity-based compensation	17	—	6.8	—	—	—	6.8
Other comprehensive loss	—	—	—	(1.5)	—	—	(1.5)
Acquisition and disposal of shares of non-controlling interests, net	—	—	5.1	—	—	(6.0)	(0.9)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(44.6)	(44.6)
Balance as of June 30, 2025	128,210	$1.3	$2,537.8	$(13.3)	$(777.5)	$1,408.2	$3,156.5

Balance as of December 31, 2023	126,594	$1.3	$2,497.6	$57.5	$(569.2)	$1,047.3	$3,034.5
Net (loss) income	—	—	—	—	(12.4)	29.3	16.9
Equity-based compensation	508	—	4.9	—	—	—	4.9
Other comprehensive loss	—	—	—	(5.5)	—	—	(5.5)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(6.9)	—	—	23.7	16.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(29.7)	(29.7)
Balance as of March 31, 2024	127,102	$1.3	$2,495.6	$52.0	$(581.6)	$1,070.6	$3,037.9
Net income	—	—	—	—	(15.5)	35.5	20.0
Equity-based compensation	22	—	15.1	—	—	—	15.1
Other comprehensive income	—	—	—	(14.9)	—	—	(14.9)
Acquisition and disposal of shares of non-controlling interests, net	—	—	0.4	—	—	147.4	147.8
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(29.6)	(29.6)
Balance as of June 30, 2024	127,124	$1.3	$2,511.1	$37.1	$(597.1)	$1,223.9	$3,176.3

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income	$44.6	$52.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76.6	68.5
Non-cash lease expense	19.5	18.7
Non-cash interest expense, net	4.0	3.1
Equity-based compensation expense	14.4	20.0
Net loss on disposals, consolidations and deconsolidations	3.4	6.8
Loss on debt extinguishment	—	5.1
Deferred income taxes	(1.8)	7.6
Equity in earnings of unconsolidated affiliates, net of distributions received	0.2	0.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	8.5	(12.1)
Other operating assets and liabilities	(82.1)	(47.1)
Net cash provided by operating activities	87.3	123.5

Cash flows from investing activities:
Purchases of property and equipment	(46.1)	(47.9)
Payments for acquisitions, net of cash acquired	(48.0)	(264.6)
Proceeds from disposals of facilities and other assets	42.9	1.5
Purchases of equity investments	(3.8)	(1.7)
Proceeds from sales of equity investments	—	4.0
Other investing activities	(19.3)	(18.5)
Net cash used in investing activities	(74.3)	(327.2)

Cash flows from financing activities:
Principal payments on long-term debt	(299.4)	(973.8)
Borrowings of long-term debt	382.2	1,295.4
Payments of debt issuance costs	—	(14.9)
Distributions to non-controlling interest holders	(116.3)	(80.7)
Proceeds related to ownership transactions with non-controlling interest holders	3.1	1.0
Other financing activities	(2.0)	(5.7)
Net cash provided by financing activities	(32.4)	221.3
Net decrease in cash and cash equivalents	(19.4)	17.6
Cash and cash equivalents at beginning of period	269.5	195.9
Cash and cash equivalents at end of period	$250.1	$213.5

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
As of June 30, 2025, the Company owned or operated a portfolio of 162 surgical facilities, comprised of 143 ASCs and 19 surgical hospitals in 30 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 83 of these surgical facilities and consolidated 115 surgical facilities for financial reporting purposes.
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
The following table presents a summary of revenues by service type as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Patient service revenues	97.3%	98.1%	97.5%	98.3%
Other service revenues	2.7%	1.9%	2.5%	1.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

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
The Company determines the transaction price based on gross charges for services provided, net of estimated contractual adjustments and implicit price concessions. The Company estimates its contractual adjustments and implicit price concessions based on contractual agreements, its discount policies and historical experience of cash collections and historical write-offs. The estimated contractual adjustments are recognized at the time of services being performed, with ASCs typically based on contractual agreements and surgical hospitals typically based on historical experience of cash collections and write-offs. Changes in estimated contractual adjustments are recorded in the period of change, with final adjustments, if any, typically at the time of payment.
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$416.2	51.8%	$398.0	53.2%
Government	348.5	43.3%	310.1	41.5%
Self-pay	21.7	2.7%	20.7	2.8%
Other (1)	17.8	2.2%	19.3	2.5%
Total patient service revenues	804.2	100.0%	748.1	100.0%
Other service revenues	22.0		14.0
Total revenues	$826.2		$762.1

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$822.6	52.6%	$759.0	52.2%
Government	664.7	42.5%	613.7	42.2%
Self-pay	41.5	2.7%	40.5	2.8%
Other (1)	33.8	2.2%	40.2	2.8%
Total patient service revenues	1,562.6	100.0%	1,453.4	100.0%
Other service revenues	39.6		26.1
Total revenues	$1,602.2		$1,479.5

(1)Other is comprised of automobile liability, letters of protection and other payor types.
Accounts Receivable
Accounts receivable from third-party payors are recorded net of contractual allowances and implicit price concessions, which are estimated based on established fee schedules, relationships with payors, procedure statistics and other objective information including the historical trend of cash collections and contractual write-offs. The Company estimates its contractual adjustments and implicit price concessions based on contractual agreements, its discount policies and historical experience of cash collections and historical write-offs. The estimated contractual adjustments are recognized at the time of services being performed, with ASCs typically based on contractual agreements and surgical hospitals typically based on historical experience of cash collections and write-offs. Changes in estimated contractual adjustments are recorded in the period of change, with final adjustments, if any, typically at the time of payment. While changes in estimated reimbursement from third-party payors remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on its financial condition or results of operations.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions, disposals and deconsolidations for the six months ended June 30, 2025 is included in Note 2. "Acquisitions, Disposals and Deconsolidations."
A summary of activity related to goodwill for the six months ended June 30, 2025 is as follows (in millions):

Balance as of December 31, 2024	$5,068.0
Acquisitions, including post acquisition adjustments	76.1
Disposals	(45.5)
Balance as of June 30, 2025	$5,098.6
A detailed evaluation of potential impairment indicators was performed as of June 30, 2025, which specifically considered recent changes in interest rates, inflation risk and market volatility. On the basis of available evidence as of June 30, 2025, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
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
Non-Controlling Interests—Redeemable
Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’ ownership, as applicable, if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. Management believes the likelihood of an event occurring that would trigger such purchases was remote as of June 30, 2025. The non-controlling interests—redeemable are reported outside of stockholders' equity in the condensed consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity related to redeemable non-controlling interests is as follows (in millions):

	Six Months Ended June 30,
	2025	2024

Balance at beginning of period	$438.8	$327.4
Net income attributable to non-controlling interests—redeemable	9.0	15.8
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(2.0)	120.3
Distributions to non-controlling interest —redeemable holders	(23.4)	(21.4)
Balance at end of period	$422.4	$442.1
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

Senior secured term loan	$1,381.1	$1,388.1	$1,386.3	$1,400.2
7.250% senior unsecured notes due 2032	$800.0	$800.0	$816.0	$815.0
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation." The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of June 30, 2025, the Company's consolidated VIEs consisted of nine surgical facilities and 28 physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, were $78.5 million and $87.0 million, respectively, and the total liabilities of the consolidated VIEs were $40.6 million and $55.0 million, respectively.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. The amendments in this ASU may be applied prospectively or retrospectively to all periods presented and early adoption is permitted. The Company is planning to adopt during the year ended December 31, 2025.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Acquisitions, Disposals and Deconsolidations
Acquisitions
During the six months ended June 30, 2025:
•The Company acquired a controlling interest in four surgical facilities and two physician practices for aggregate cash consideration of $48.0 million, net of cash acquired, and non-cash consideration of $2.3 million, which consisted of a non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $28.0 million and goodwill of $73.7 million.
•The Company acquired a non-controlling interest in one surgical facility for aggregate cash consideration of $3.8 million. The non-controlling interest was accounted for as an equity method investment and recorded as a component of investments in and advances to affiliates in the condensed consolidated balance sheets.
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
Disposals and Deconsolidations
During the six months ended June 30, 2025:
•The Company sold a portion of its interests in one surgical facility for net cash proceeds of $0.5 million. As a result of the transaction, the Company no longer controlled the previously controlled surgical facility but retained a non-controlling interest, resulting in the deconsolidation of the previously consolidated entity. This transaction resulted in a pre-tax net loss on deconsolidation of $2.7 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2025. The net loss was determined based on the difference between the net cash proceeds plus the fair value of the Company’s retained interests in the entity and the carrying values of both the tangible and intangible assets and liabilities of the entity immediately prior to the transaction.
•The Company sold its controlling interests in two surgical facilities for aggregate net cash proceeds of $42.4 million. In connection with the transactions, the Company recognized a pre-tax net gain of $6.0 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2025.
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
•The Company sold a portion of its interests in one surgical facility for net cash proceeds of $2.5 million. As a result of the transaction, the Company lost control of the previously controlled surgical facility but retains a non-controlling interest, resulting in the deconsolidation of the previously consolidated entity. This transaction resulted in a pre-tax net gain on deconsolidation of $2.7 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2024. The net gain was determined based on the difference between the net cash proceeds plus the fair value of the Company’s retained interests in the entity and the carrying values of both the tangible and intangible assets of the entity immediately prior to the transaction.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	June 30, 2025	December 31, 2024

Senior secured term loan (1)	$1,381.1	$1,388.1
Senior secured revolving credit facility	298.0	192.0
7.250% senior unsecured notes due 2032	800.0	800.0
Notes payable and other secured loans	225.9	224.4
Finance lease obligations	901.9	798.7
Less: unamortized debt issuance costs and discounts	(31.7)	(32.9)
Total debt	3,575.2	3,370.3
Less: current maturities	110.0	101.4
Total long-term debt	$3,465.2	$3,268.9
(1)Includes unamortized fair value discount of $1.4 million as of June 30, 2025 and December 31, 2024.
Revolving Credit Facility
As of June 30, 2025, the Company's availability on its $703.8 million senior secured revolving credit facility (the "Revolver") was $394.9 million (including letters of credit of $10.9 million). The increase in outstanding borrowings on the Revolver compared to December 31, 2024 was primarily due to the timing of acquisitions.
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
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the condensed consolidated balance sheets (in millions):

	Classification in Condensed Consolidated Balance Sheets	June 30, 2025	December 31, 2024

Assets:
Operating lease assets	Right-of-use operating lease assets	$271.7	$295.7
Finance lease assets	Property and equipment, net of accumulated depreciation	751.9	655.6
Total leased assets		$1,023.6	$951.3

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$39.6	$41.0
Long-term	Right-of-use operating lease liabilities	263.7	292.1
Total operating lease liabilities		303.3	333.1
Finance lease liabilities:
Current	Current maturities of long-term debt	36.5	33.1
Long-term	Long-term debt, less current maturities	865.4	765.6
Total finance lease liabilities		901.9	798.7
Total lease liabilities		$1,205.2	$1,131.8

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statements of operations (in millions):

	Six Months Ended June 30,
	2025	2024

Operating lease costs	$33.4	$32.3
Finance lease costs:
Amortization of leased assets	32.6	23.6
Interest on lease liabilities	31.7	26.7
Total finance lease costs	64.3	50.3
Variable and short-term lease costs	10.8	11.8
Total lease costs	$108.5	$94.4
The following table presents supplemental cash flow information (in millions):

	Six Months Ended June 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$31.7	$31.3
Operating cash outflows from finance leases	29.6	25.4
Financing cash outflows from finance leases	18.8	15.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21.2	38.0
Finance leases	16.4	21.2
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
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		June 30, 2025		December 31, 2024
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$—	Matured	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	—	Matured	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	—	Matured	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	—	Matured	143.6	Active	March 31, 2025
Interest rate cap	September 30, 2021	—	Matured	8.2	Active	March 31, 2025
Deferred premium cap	March 31, 2025	395.0	Active	396.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	197.5	Active	198.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	395.0	Active	396.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	197.5	Active	198.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	197.5	Active	198.0	Active	December 31, 2028
		$1,382.5		$2,737.8

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $5.6 million will be reclassified as an increase to interest expense.
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Derivatives in cash flow hedging relationships
Interest rate caps (1)	$—	$—	$1.1	$—
Interest rate swaps (1)	—	—	9.7	—
Interest rate caps (2)	—	13.3	—	6.1
Interest rate swaps (3) (4)	—	—	—	3.5
Total	$—	$13.3	$10.8	$9.6
(1)Amounts were included in other current assets on the condensed consolidated balance sheets as of December 31, 2024.
(2)Amounts were included in other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
(3)Amounts were included in other current liabilities on the condensed consolidated balance sheets as of December 31, 2024.
(4)Amounts related to the financing component of the pay-fixed interest rate swaps.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statements of operations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2025	2024	2025	2024
Derivatives in cash flow hedging relationships
(Loss) gain recognized in OCI (effective portion)		$(2.8)	$(0.1)	$(8.4)	$9.1
Loss (gain) reclassified from accumulated OCI into income (effective portion)	Interest expense, net	$1.3	$(14.8)	$(9.7)	$(29.5)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(2.5)	$(15.5)	$(40.2)	$(27.9)

Denominator:
Weighted average common shares outstanding:
Basic	126,980	126,134	126,792	126,053
Diluted (1)	126,980	126,134	126,792	126,053

Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.12)	$(0.32)	$(0.22)
Diluted (1)	$(0.02)	$(0.12)	$(0.32)	$(0.22)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	875	1,052	911	1,152
Restricted shares	183	110	208	154
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.
7.  Income Taxes
For the six months ended June 30, 2025, the Company calculated its effective tax rate under a discrete-period approach based solely on its income from operations for the six months ended June 30, 2025. The Company's effective tax rate was (2.5)% for the six months ended June 30, 2025. For the six months ended June 30, 2025, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and a permanent difference between the book and tax gain on the divestiture of partnership interests.
For the six months ended June 30, 2024, the Company estimated its effective tax rate under the annual effective tax rate approach. The Company’s effective tax rate was 15.0% for the six months ended June 30, 2024. For the six months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, state tax expense, and a discrete tax expense of $0.6 million related to the vesting of restricted stock awards. Based upon the application of interim accounting guidance, the tax rate as a percentage of net income after income attributable to non-controlling interests will vary based upon the relative net income from period to period.
As of June 30, 2025 and December 31, 2024, the Company was in a cumulative three-year pre-tax loss position, which was considered significant negative evidence that could not be overcome by objective and verifiable positive evidence. Based on the weight of available evidence, the Company concluded that it was more likely than not that a portion of its net deferred tax assets will not be realized. Therefore, in accordance with ASC 740-10-30, the Company recorded a full valuation allowance, net of future reversing deferred tax liabilities, on its deferred tax assets to reflect the net realizable value as of the balance sheet dates.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Other Current Liabilities
A summary of other current liabilities was as follows (in millions):

	June 30, 2025	December 31, 2024

Right-of-use operating lease liabilities	$39.6	$41.0
Cost report liabilities	15.3	21.3
Amounts due to patients and payors	35.2	31.8
Interest payable	13.6	13.4
Interest rate swaps	—	3.5
Accrued expenses and other	125.4	142.9
Total	$229.1	$253.9
9. Commitments and Contingencies
Professional, General and Workers' Compensation and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation and cyber liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of June 30, 2025 and December 31, 2024 were $23.8 million and $19.2 million, respectively. Expected insurance recoveries of $9.6 million as of both June 30, 2025 and December 31, 2024 are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.
10. Segment Reporting
Segment information is prepared on the same basis that our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our segments, evaluates financial results, and makes key operating decisions. We have one reportable segment: Surgical Facilities.
The Surgical Facilities reportable segment is comprised of two operating segments, which we have aggregated to a single reportable segment in consideration of the aggregation criteria set forth in ASC 280.
The Surgical Facilities reportable segment includes the operation of ASCs, surgical hospitals, anesthesia services, and multi-specialty physician practices, which earns revenues primarily from contracts with patients in which the performance obligations are to provide health care services. The "All other" line item primarily consists of amounts attributable to the Company's corporate general and administrative functions. The Company defines its segments on the basis of the way in which its internally reported financial information is regularly reviewed by the CODM to assess performance and allocate resources.
During the three and six months ended June 30, 2025, the operating segment previously defined as "Ancillary services" was included with Surgical Facilities based on changes in the operational management of our multi-specialty physician practices. Accordingly, the Company has recast segment disclosures previously reported to conform to current year presentation.
The Company’s CODM uses Adjusted EBITDA to assess performance and allocate resources. The CODM considers budget-to-actual and actual versus prior period variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Surgical Facilities Revenues	$826.2	$762.1	$1,602.2	$1,479.5

Less:
Salaries and benefits	235.2	223.2	473.8	438.4
Supplies	215.0	199.7	430.8	388.5
Professional and medical fees	102.1	92.4	197.4	175.0
Lease expense	22.9	22.2	43.7	43.6
Other segment items (1)	93.1	81.4	166.6	165.5
	668.3	618.9	1,312.3	1,211.0
Adjusted Surgical Facilities EBITDA	$157.9	$143.2	$289.9	$268.5

Reconciliation:
Add back: Net income attributable to non-controlling interests	(47.4)	(43.9)	(84.8)	(80.6)
Unallocated amounts:
General and administrative expenses	36.1	40.3	72.1	73.5
Transaction and integration costs	18.1	19.3	42.8	36.7
Other corporate expenses	(0.9)	7.9	9.6	9.6
Depreciation and amortization	40.3	34.8	76.6	68.5
Interest expense, net	67.9	51.5	130.1	98.8
Income before income taxes	$43.8	$33.3	$43.5	$62.0
(1)Other segment items includes equity in earnings of unconsolidated affiliates, net income attributable to non-controlling interests and other expenses, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization:
Surgical Facilities	$37.3	$32.5	$71.1	$64.0
All other	3.0	2.3	5.5	4.5
Total depreciation and amortization expense	$40.3	$34.8	$76.6	$68.5

	June 30, 2025	December 31, 2024
Assets:
Surgical Facilities	$7,510.4	$7,466.3
All other	444.4	423.7
Total assets	$7,954.8	$7,890.0

	Six Months Ended June 30,
	2025	2024
Cash purchases of property and equipment:
Surgical Facilities	$45.2	$40.4
All other	0.9	7.5
Total cash purchases of property and equipment	$46.1	$47.9

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
By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, reductions in payments from government health care programs and private insurance payors, such as health maintenance organizations, preferred provider organizations, and other managed care organizations and employers; our ability to contract with private insurance payors; changes in our payor mix or surgical case mix; failure to maintain or develop relationships with physicians on beneficial or favorable terms, or at all; the impact of payor controls designed to reduce the number of surgical procedures; our efforts to integrate operations of acquired businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities; supply chain issues, including shortages or quality control issues with surgery-related products, equipment and medical supplies; competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; our ability to attract and retain qualified health care professionals; our ability to enforce non-compete restrictions against our physicians; our ability to manage material liabilities whether known or unknown incurred as a result of acquiring surgical facilities; the impact of current and future legislation and other health care public policy changes, and the effect of that legislation and other regulatory actions on our business; our ability to comply with current health care laws and regulations; the outcome of legal and regulatory proceedings that have been or may be brought against us; the impact of cybersecurity attacks or intrusions; changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; our indebtedness; the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease on our business; and the risks and uncertainties set forth under the heading "Risk Factors" in our 2024 Annual Report on Form 10-K and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
As of June 30, 2025, we owned or operated, primarily in partnership with physicians, a portfolio of 162 surgical facilities comprised of 143 ASCs and 19 surgical hospitals across 30 states. We owned a majority interest in 83 of the surgical facilities and consolidated 115 of these facilities for financial reporting purposes.
Total revenues for the second quarter of 2025 increased 8.3% to $826.2 million from $762.1 million for the second quarter of 2024. The increase in revenues was attributable to same-facility revenue growth and the net impact from acquisitions and divestitures completed during the last twelve months ended June 30, 2025. Days adjusted same-facility revenues for the second quarter of 2025 increased 5.1% from the second quarter of 2024, with a 1.6% increase in revenue per case and a 3.4% increase in same-facility cases. Additionally, for the second quarter of 2025, net loss attributable to Surgery Partners, Inc. was $2.5 million compared to $15.5 million for the 2024 period. For the second quarter of 2025, Adjusted EBITDA increased 9.0% to $129.0 million compared to $118.3 million for the same period in 2024. The increase in Adjusted EBITDA was primarily attributable to revenue growth, continued cost management initiatives and acquisitions completed since the prior year period. A reconciliation of non-GAAP financial measures appears below under the heading "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and pursuing other portfolio management initiatives. During the second quarter of 2025, we acquired a controlling interest in four surgical facilities and two physician practice for aggregate cash consideration of $48.0 million, net of cash acquired.
We had cash and cash equivalents of $250.1 million and $394.9 million of borrowing capacity under the Revolver as of June 30, 2025.

Recent Legislation
On July 4, 2025, Congress passed the One Big Beautiful Bill Act (the “OBBBA”), which introduced significant changes to federally funded healthcare programs, including Medicaid, Medicare, and the Affordable Care Act. While such changes are projected to reduce overall healthcare spending and increase regulatory burdens in certain jurisdictions in which the Company operates, they are not expected to materially impact the Company's financial statements.
The OBBBA also makes permanent key elements of the Tax Cuts and Jobs Act including, among others, 100% bonus depreciation and the business interest expense limitations. The Company is currently assessing the implications of these tax law changes. Since the OBBBA Act was enacted subsequent to the balance sheet date, the Company’s tax provision for the three and six months ended June 30, 2025, does not incorporate the effects of these tax law changes.
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
The following table summarizes revenues by service type as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Patient service revenues:
Patient service revenues	97.3%	98.1%	97.5%	98.3%
Other service revenues	2.7%	1.9%	2.5%	1.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Private insurance payors	51.8%	53.2%	52.6%	52.2%
Government payors	43.3%	41.5%	42.5%	42.2%
Self-pay payors	2.7%	2.8%	2.7%	2.8%
Other payors (1)	2.2%	2.5%	2.2%	2.8%
Total	100.0%	100.0%	100.0%	100.0%
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

The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Orthopedics and pain management	39.8%	39.9%	40.2%	40.0%
Ophthalmology	22.2%	23.4%	22.1%	23.4%
Gastrointestinal	24.8%	22.6%	24.6%	22.3%
General surgery	1.8%	2.3%	2.0%	2.3%
Other	11.4%	11.8%	11.1%	12.0%
Total	100.0%	100.0%	100.0%	100.0%
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
Results of Operations
Comparison of Operating Results for the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
The following tables summarize certain results from the condensed consolidated statements of operations for the periods indicated (in millions):

	Three Months Ended June 30,
	2025	2024

Revenues	$826.2	$762.1
Operating expenses:
Cost of revenues	630.6	582.9
General and administrative expenses	36.1	40.3
Depreciation and amortization	40.3	34.8
Transaction and integration costs	18.1	19.3
Net (gain) loss on disposals, consolidations and deconsolidations	(3.0)	5.3
Equity in earnings of unconsolidated affiliates	(5.5)	(4.4)
Litigation settlements	—	0.5
Loss on debt extinguishment	—	5.1
Other income, net	(2.1)	(6.5)
	714.5	677.3
Operating income	111.7	84.8
Interest expense, net	(67.9)	(51.5)
Income before income taxes	43.8	33.3
Income tax benefit (expense)	1.1	(4.9)
Net income	44.9	28.4
Less: Net income attributable to non-controlling interests	(47.4)	(43.9)
Net loss attributable to Surgery Partners, Inc.	$(2.5)	$(15.5)

Revenues. The following table sets forth patient service revenues (in millions):

	Three Months Ended June 30,
	2025	2024

Patient service revenues	$804.2	$748.1
Other service revenues	22.0	14.0
Total revenues	$826.2	$762.1
Patient service revenues increased 7.5% to $804.2 million for the three months ended June 30, 2025 compared to $748.1 million for the three months ended June 30, 2024. The increase was primarily driven by a 5.1% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed during the twelve months ended June 30, 2025. The increase in days adjusted same-facility revenues was attributable to a 3.4% increase in same-facility case volumes and a 1.6% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $630.6 million for the three months ended June 30, 2025 compared to $582.9 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in case volume and the performance of high acuity procedures as well as acquisitions completed during the twelve months ended June 30, 2025. As a percentage of revenues, cost of revenues was 76.3% and 76.5% for the three months ended June 30, 2025 and 2024, respectively.
General and Administrative Expenses. General and administrative expenses were $36.1 million and $40.3 million for the three months ended June 30, 2025 and 2024, respectively. As a percentage of revenues, general and administrative expenses were 4.4% and 5.3% for the three months ended June 30, 2025 and 2024, respectively.
Depreciation and Amortization. Depreciation and amortization expenses were $40.3 million and $34.8 million for the three months ended June 30, 2025 and 2024, respectively. As a percentage of revenues, depreciation and amortization expenses were 4.9% and 4.6% for the three months ended June 30, 2025 and 2024, respectively.
Transaction and Integration Costs. The Company incurred $18.1 million of transaction and integration costs for the three months ended June 30, 2025 compared to $19.3 million for the three months ended June 30, 2024. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions. The decrease was primarily driven by reduced transaction and integration costs related to acquisitions and divested facilities, partially offset by an increase in severance, IT implementation, and revenue cycle standardization costs.
Net (Gain) Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations for the three months ended June 30, 2025 and 2024 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $67.9 million for the three months ended June 30, 2025 compared to $51.5 million for the three months ended June 30, 2024. As a percentage of revenues, interest expense, net was 8.2% and 6.8% for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by financing activities in 2024 related to the senior unsecured notes, increased borrowings on the Revolver and the maturity of certain interest rate swaps in the first quarter of 2025.
Income Tax Benefit (Expense). Income tax benefit was $1.1 million for the three months ended June 30, 2025 compared to income tax expense of $4.9 million for the three months ended June 30, 2024. The effective tax rate was (2.5)% and 14.7% for the three months ended June 30, 2025 and 2024, respectively. See Note 7. "Income Taxes" for additional information related to the Company's effective tax rates for the three months ended June 30, 2025 and 2024, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.7% and 5.8% for the three months ended June 30, 2025 and 2024, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
The following tables summarize certain results from the statements of operations for the periods indicated (dollars in millions):

	Six Months Ended June 30,
	2025	2024

Revenues	$1,602.2	$1,479.5
Operating expenses:
Cost of revenues	1,244.7	1,145.0
General and administrative expenses	72.1	73.5
Depreciation and amortization	76.6	68.5
Transaction and integration costs	42.8	36.7
Net loss on disposals, consolidations and deconsolidations	3.4	6.8
Equity in earnings of unconsolidated affiliates	(11.1)	(7.1)
Litigation settlements	2.2	(1.3)
Loss on debt extinguishment	—	5.1
Other income, net	(2.1)	(8.5)
	1,428.6	1,318.7
Operating income	173.6	160.8
Interest expense, net	(130.1)	(98.8)
Income before income taxes	43.5	62.0
Income tax benefit (expense)	1.1	(9.3)
Net income	44.6	52.7
Less: Net income attributable to non-controlling interests	(84.8)	(80.6)
Net loss attributable to Surgery Partners, Inc.	$(40.2)	$(27.9)
Revenues. The following table sets forth patient service revenues (in millions):

	Six Months Ended June 30,
	2025	2024

Patient service revenues	$1,562.6	$1,453.4
Other service revenues	39.6	26.1
Total revenues	$1,602.2	$1,479.5
Patient service revenues increased 7.5% to $1.6 billion for the six months ended June 30, 2025 compared to $1.5 billion for the six months ended June 30, 2024. The increase was primarily driven by an 5.1% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed during the twelve months ended June 30, 2025. The increase in days adjusted same-facility revenues was attributable to a 4.7% increase in same-facility case volumes and a 0.4% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $1.2 billion for the six months ended June 30, 2025 compared to $1.1 billion for the six months ended June 30, 2024. The increase was primarily driven by an increase in case volume and the performance of high acuity procedures as well as acquisitions completed during the twelve months ended June 30, 2025. As a percentage of revenues, cost of revenues was 77.7% and 77.4% for the six months ended June 30, 2025 and 2024, respectively.
General and Administrative Expenses. General and administrative expenses were $72.1 million and $73.5 million for the six months ended June 30, 2025 and 2024, respectively. As a percentage of revenues, general and administrative expenses were 4.5% and 5.0% for the six months ended June 30, 2025 and 2024, respectively.
Depreciation and Amortization. Depreciation and amortization expenses were $76.6 million and $68.5 million for the six months ended June 30, 2025 and 2024, respectively. As a percentage of revenues, depreciation and amortization expenses were 4.8% and 4.6% for the six months ended June 30, 2025 and 2024, respectively.
Transaction and Integration Costs. The Company incurred $42.8 million of transaction and integration costs for the six months ended June 30, 2025 compared to $36.7 million for the six months ended June 30, 2024. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions. The increase was primarily driven by an increase in severance, IT implementation, and revenue cycle standardization costs, partially offset by reduced transaction and integration costs related to acquisitions and divested facilities.

Net Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations for the six months ended June 30, 2025 and 2024 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $130.1 million for the six months ended June 30, 2025 compared to $98.8 million for the six months ended June 30, 2024. As a percentage of revenues, interest expense, net was 8.1% and 6.7% for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by financing activities in 2024 related to the senior unsecured notes and increased borrowings on the Revolver.
Income Tax Benefit (Expense). Income tax benefit was $1.1 million for the six months ended June 30, 2025 compared to income tax expense of $9.3 million for the six months ended June 30, 2024. The effective tax rate was (2.5)% and 15.0% for the six months ended June 30, 2025 and 2024, respectively. See Note 7. "Income Taxes" for additional information related to the Company's effective tax rates for the six months ended June 30, 2025 and 2024, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.3% and 5.4% for the six months ended June 30, 2025 and 2024, respectively.
Liquidity and Capital Resources
Cash and cash equivalents were $250.1 million at June 30, 2025 compared to $269.5 million at December 31, 2024.
The primary source of our operating cash flows is the collection of accounts receivable from private insurance companies, federal and state agencies (under the Medicare and Medicaid programs) and individuals. Our cash flows provided by operating activities was $87.3 million for the six months ended June 30, 2025 compared to $123.5 million for the six months ended June 30, 2024. The $36.2 million decrease was primarily driven by driven by higher cash interest payments and timing of changes in working capital.
Net cash used in investing activities for the six months ended June 30, 2025 was $74.3 million compared to $327.2 million for the six months ended June 30, 2024. The $252.9 million decrease was primarily driven by an aggregate net decrease of $214.5 million in payments for acquisitions (net of cash acquired) and purchases of equity method investments and a $41.4 million increase in proceeds from sales of facilities.
Net cash used in financing activities for the six months ended June 30, 2025 was $32.4 million compared to net cash provided of $221.3 million for the six months ended June 30, 2024. The decrease of $253.7 million was primarily driven by net proceeds from borrowings on long-term debt during the six months ended June 30, 2024 and a $35.6 million increase in distributions to non-controlling interest holders in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Capital Resources
Net working capital was approximately $532.0 million at June 30, 2025 compared to $495.0 million at December 31, 2024.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.
Material Cash Requirements
There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the six months ended June 30, 2025 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.
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
The following table reconciles Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$43.8	$33.3	$43.5	$62.0
Plus (minus):
Net income attributable to non-controlling interests	(47.4)	(43.9)	(84.8)	(80.6)
Interest expense, net	67.9	51.5	130.1	98.8
Depreciation and amortization	40.3	34.8	76.6	68.5
Equity-based compensation expense	6.8	15.1	14.4	20.0
Transaction and integration costs (1)	18.1	19.3	42.8	36.7
De novo start-up costs	2.1	1.5	3.7	3.0
Net loss on disposals, consolidations and deconsolidations	(3.0)	5.3	3.4	6.8
Litigation settlements and other litigation costs (2)	0.4	1.1	3.2	(0.1)
Loss on debt extinguishment	—	5.1	—	5.1
Other	—	(4.8)	—	(4.4)
Adjusted EBITDA	$129.0	$118.3	232.9	215.8
(1)For the three months ended June 30, 2025, this amount includes due diligence, transaction and integration costs related to acquisitions (both completed and in the pipeline) and divested facilities (collectively “M&A costs”) of $14.1 million and other costs, including severance, IT implementation, revenue cycle standardization of $4.0 million For the three months ended June 30, 2024, this amount includes M&A costs of $16.2 million and other costs, including severance, IT implementation, revenue cycle standardization of $3.1 million.
For the six months ended June 30, 2025, this amount includes M&A costs of $30.9 million and other costs, including severance, IT implementation, revenue cycle standardization of $11.9 million For the six months ended June 30, 2024, this amount includes M&A costs of $32.1 million and other costs, including severance, IT implementation, revenue cycle standardization of $4.6 million.
(2)This amount includes a litigation settlement loss of $0.5 million for the three months ended June 30, 2024. This amount also includes other litigation costs of $0.4 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively.
This amount includes a litigation settlement loss of $2.2 million and a gain of $1.3 million for the six months ended June 30, 2025 and 2024, respectively. This amount also includes other litigation costs of $1.0 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended June 30, 2025

Cash flows from operating activities	$263.9
Plus (minus):
Non-cash interest expense, net	(7.4)
Non-cash lease expense	(39.7)
Deferred income taxes	(122.1)
Equity in earnings of unconsolidated affiliates, net of distributions received	2.0
Changes in operating assets and liabilities, net of acquisitions and divestitures	133.3
Income tax expense	124.2
Net income attributable to non-controlling interests	(184.8)
Interest expense, net	233.0
Transaction and integration costs	106.2
De novo start-up costs	8.6
Litigation settlements and other litigation costs	6.4
Other	1.7
Acquisitions and synergies (1)	53.7
Credit Agreement EBITDA	$579.0
(1)Represents impact of acquisitions as if each acquisition had occurred on July 1, 2024. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Credit Agreement, as amended.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Additionally, we periodically enter into interest rate swap and cap agreements to manage our exposure to interest rate fluctuations. Our interest rate swap and cap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair value of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income.
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate cap agreements at June 30, 2025, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2025.
For more information regarding our interest rate swap and cap agreements, please refer to Note 5. "Derivatives and Hedging Activities" of the accompanying notes to the condensed consolidated financial statements for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

No.	Description

10	Surgery Partners, Inc. 2025 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 24, 2025).
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

Date:	August 5, 2025	By:	/s/ David T. Doherty
David T. Doherty
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)