Form 10-K
period 2025-12-31
Surgery Partners, Inc.
filed 2026-03-02
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
Form 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025, was $2.6 billion. As of February 23, 2026, there were 129,419,836 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Part III of this report.

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
•the impact that legislation and other health care public policy changes, and other regulatory actions or executive orders may have on our business;
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
We are a leading healthcare services company with an integrated outpatient delivery model focused on providing high-quality, cost-effective solutions for surgical and related ancillary care in support of both patients and physicians. We are one of the largest and fastest growing surgical services businesses in the United States ("U.S."), with more than 200 locations in 30 states, including ambulatory surgery centers ("ASCs"), short-stay surgical hospitals ("surgical hospitals"), and multi-specialty physician practices, among others. Patient services provided in our ASCs and surgical hospitals (collectively, "surgical facilities" or "facilities") generated approximately $3.2 billion in revenue during 2025.
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
Total Addressable Market
Based on management estimates, we believe that the total U.S. outpatient surgical facility market represents greater than $90 billion in annual revenue, including greater than $55 billion of hospital outpatient department procedures and $45 billion of ambulatory surgical center procedures, and we believe that ASCs are capturing an increasing share of the total surgical procedure market. We estimate that as a result of this trend, total annual procedure volume is expected to grow over the next few years by approximately 2% in hospital outpatient departments and by approximately 6% in ASCs, while inpatient procedures will decline by approximately 2% during the same period. In addition, we believe that approximately $50 billion of inpatient surgical cases have the potential to move to outpatient surgery centers, which, together with procedures performed at hospital outpatient departments and ASCs, represents what we believe is a total addressable market of approximately $150 billion.
Operations
During 2025 and 2024, we operated in one reportable segment, Surgical Facilities, which includes the operation of ASCs, surgical hospitals, anesthesia services, urgent care facilities and multi-specialty physician practices. Our surgical facilities primarily provide non-emergency surgical procedures across many specialties, including, among others, orthopedics and pain management, ophthalmology, gastroenterology ("GI") and general surgery.
Surgical Facilities
Operations
As of December 31, 2025, we owned or operated 176 surgical facilities, including 157 ASCs and 19 licensed surgical hospitals. Our Surgical Facilities contributed substantially all of our total revenue in 2025, 2024 and 2023.

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
We operate both multi-specialty and single-specialty facilities. In multi-specialty facilities, a variety of surgical procedures are performed, including, among others, orthopedics and pain management, gastroenterology, ophthalmology, and general surgery. We have diversified the mix of procedures performed at our facilities by strategically introducing select specialties that will complement existing services. However, in many cases, we keep certain facilities as single-specialty where it suits an individual facility or market demand.
We provide each of our surgical facilities with a full range of financial, marketing and operating services. For example, our regional managed care directors assist the local management team at each of our surgical facilities in developing relationships with private insurance payors and negotiating private insurance contracts.
Ownership Structure
We own and operate our surgical facilities through partnerships or limited liability companies with physicians, physician groups and health care systems. In some instances, we acquire ownership in a surgical facility with the prior owners retaining ownership, and, in some cases, we offer new ownership to other physicians or health care systems. Of the 176 surgical facilities that were operational as of December 31, 2025, we hold majority ownership in 90 of these surgical facilities and consolidated 121 for financial reporting purposes. We provide day-to-day management services for a majority of our surgical facilities pursuant to a management agreement and receive a management fee that is typically equal to a percentage of the facility revenue. We also provide intercompany loans to some of the surgical facilities which often are secured by a pledge of assets of the facility.
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

The following table sets forth the percentage of total patient service revenues for our consolidated surgical facilities by type of payor for the periods indicated:

	Year Ended December 31,
	2025	2024	2023

Private Insurance	52.3%	53.5%	52.5%
Government	42.8%	41.1%	41.8%
Self-pay	2.7%	2.7%	2.5%
Other	2.2%	2.7%	3.2%
Total patient service revenues	100.0%	100.0%	100.0%
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
On August 8, 2025, CMS published the IPPS final rule for federal fiscal year ("FFY") 2026, which began on October 1, 2025. Under the FFY 2026 final rule, rates for inpatient stays in hospitals paid under the IPPS that successfully report certain quality data under the Hospital Inpatient Quality Reporting ("IQR") Program and demonstrate meaningful use of certified electronic health record ("EHR") technology will be increased by 2.6%. Those hospitals that do not successfully report quality data under the IQR Program (but are meaningful EHR users) would be subject to an approximate one-third reduction in their annual payment update. In addition to the IQR Program, hospitals will be subject to payment adjustments under the Value Based Purchasing Program, Readmissions Reduction Program and Hospital Acquired Conditions Reduction Programs that have been implemented by the Department of Health and Human Services ("HHS").
Medicare Reimbursement - Hospital Outpatient Departments
Surgical services that are provided in hospital outpatient departments ("HOPDs") generally are reimbursed by CMS using the Outpatient Prospective Payment System (the "OPPS"). The OPPS, established by the Secretary of HHS, determines payment amounts prospectively (generally the following calendar year) for various categories of medical services performed in HOPDs. On November 21, 2025, CMS published its OPPS final rule for 2026. The final rule provides for a payment rate increase of 2.6%. Hospitals that do not meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program will be subject to a 2.0% payment rate decrease.
Certain off-campus HOPDs are paid under the Medicare Physician Fee Schedule ("MPFS"), which typically results in lower reimbursements. Services provided in a dedicated emergency department are still paid under the OPPS.
Medicare Reimbursement - ASCs
    Payments under the Medicare program to ASCs are also made based on the OPPS; however, the payment received from CMS is a percentage of the payment to HOPDs. Reimbursement rates for ASCs are updated annually based on changes in the consumer price index offset by multifactor productivity adjustments. Based on the OPPS Final Rule, ASC reimbursement rates will increase by 2.6% for 2025. CMS has established the Ambulatory Surgical Center for Quality Reporting ("ASCQR") Program as a pay-for-reporting, quality data program. Our ASCs that participate in the ASCQR Program receive the full annual update to the ASC payment rate. Those ASCs that do not successfully report quality data under the ASCQR Program may receive a payment reduction.
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

Acquisition and Development Programs
Acquisition Program. In addition to our operational strategy, we continuously evaluate opportunities to expand our presence in the surgical facility market by making strategic acquisitions of existing surgical facilities and by developing new surgical facilities in cooperation with local physician partners and, when appropriate, health care systems and other strategic partners. We generally structure our partnerships where either we are a majority owner partnered with physicians or we are a minority owner with potential buy-up opportunities. These buy-up opportunities in certain circumstances can give us the option to own a controlling interest at some point in the future. Alternatively, we may choose to pursue a strategic relationship with physicians and a health care system.
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
We also market our surgical facilities directly to private insurance payors via our contracting and credentialing programs. Payor marketing activities are conducted by our corporate managed care department team. We emphasize the high quality of surgical care, cost advantages over local competitors, and high patient satisfaction with our surgical facilities. We seek to include each surgical facility as a participating provider in national and local managed care plans.
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

Human Capital Resources
At December 31, 2025, we had approximately 16,000 employees, including full-time and part-time employees. None of our employees are represented by a collective bargaining agreement. Our mission is to enhance patient quality of life through partnership. We appreciate that our colleagues are key to creating value and believe that we have a good relationship with them. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment.
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
Private Insurance Payors
Most group health third-party payors reimburse us for services pursuant to written contracts. These contracts generally require that we offer discounts from our established charges. In rare cases our payments come from private insurance payors with which we do not have written contracts. In those situations, commonly known as "out-of-network" services, we generally charge the patients the same co-payment or other patient responsibility amounts that we would have charged had we had a contract with the private insurance payor. We also submit a claim for the services to the private insurance payor along with full disclosure that we have charged the patient an in-network patient responsibility amount.

Governmental Regulation
General
We are subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights, discrimination, building codes, medical waste and other environmental issues. Federal, state and local governments are expanding the regulatory requirements on businesses like ours. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of our operations.
Certificates of Need, Licensure and Accreditation
Capital expenditures for the construction of new health care facilities, the addition of beds, new health care services or the acquisition of existing health care facilities may be reviewable by state regulators under statutory programs that are sometimes referred to as certificate of need laws. States with certificate of need laws restrict or otherwise require prior authorization for the construction and acquisition of health care facilities and the expansion of existing facilities and services. In these states, approvals, generally known as certificates of need, are required for capital expenditures exceeding certain preset monetary thresholds for the development, acquisition and/or expansion of certain facilities or services, including, in certain of these states, surgical facilities. Certificate of need laws are being challenged in many states across the country and any future changes could have positive and negative impacts on our business. We currently operate in 21 states that have certificate of need laws.
Our surgical facilities are subject to state licensing requirements. Although our surgical hospitals primarily or exclusively provide surgical services, they must meet all applicable requirements for general hospital licensure. In addition, based on the specific operations of our surgical facilities, these facilities maintain a pharmacy license, a controlled substance registration, a clinical laboratory certification waiver or laboratory certification, and environmental protection permits for biohazards and/or radioactive materials, as required by applicable law. The failure to comply with these regulations and applicable licensing requirements could result in the suspension or revocation of a facility’s license.
As of December 31, 2025, the majority of our facilities were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care, two of the major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of health care facilities. These accredited facilities are subject to periodic surveys by the accrediting organization to ensure that they are in compliance with the applicable standards. Many private insurance health plans require our facilities to be accredited by one of these organizations in order to be participating providers. Failure to maintain accreditation would cause a facility to become subject to state survey agency oversight and potentially subject to increased scrutiny by CMS and could result in a loss of payment from private insurance health plans.
Recent Developments and Potential Changes in Health Care Policy
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "Affordable Care Act"), extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. The expansion of health insurance coverage under the Affordable Care Act resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity case admissions, along with reductions in Medicare and Medicaid reimbursement to healthcare providers. Efforts to repeal the Affordable Care Act have persisted since its enactment. As an example, the Tax and Jobs Act of 2017 effectively eliminated the tax penalty associated with the so-called "individual mandate," which required most individuals to obtain qualifying health insurance coverage or pay a tax penalty. However, further legislative efforts to repeal and replace the Affordable Care Act in full have not been successful. Nevertheless, we are unable to guarantee that future efforts, such as the adoption of any future federal or state health care reform legislation, or any ruling by a court with respect to the Affordable Care Act, will not have a negative financial impact on the Company.
Various laws and regulations that have been implemented since the Affordable Care Act’s enactment have successfully lengthened the enrollment period, expanded income eligibility, and reduced premium caps for subsidies for individuals purchasing Affordable Care Act coverage through state and federal marketplaces; however, the Affordable Care Act subsidies expired on December 31, 2025 following Congress’ failure to renew and extend them. It is widely anticipated that their expiration will result in significant increases in premiums, likely leading to decreased enrollment and a corresponding rise in the number of uninsured individuals or, at minimum, a shift of individuals from commercial coverage to government program coverage. An increase in the uninsured population in addition to or combined with a wide-scale transition of patients from commercial to government program coverage may have a negative impact on the Company’s financial performance by reducing demand for services and decreasing reimbursement for such services when rendered.
We cannot predict whether or how Congress may further extend or modify provisions of or relating to the Affordable Care Act or other laws affecting the healthcare industry generally, nor can we predict how the current administration will influence, promulgate or implement rules, regulations or executive orders that affect the healthcare industry directly or indirectly. We may also experience potential impacts on our business, in ways we cannot anticipate, from healthcare-related policy changes at the state level. Some federal and state changes, initiatives and requirements could, among other things, negatively impact our patient volumes, case mix and revenue mix, increase our operating costs, adversely affect the reimbursement we receive for our services, impact our competitive position or require us to expand resources to modify certain aspects of our operations.

More specifically, we are unable to predict the effect of future government healthcare funding policy changes on our business. The Medicare and Medicaid programs are subject to:
•Statutory and regulatory changes, administrative and judicial rulings, executive orders, interpretations and determinations concerning eligibility requirements, funding levels and the method of calculating reimbursements, among other things;
•Requirements for utilization review; and
•Federal and state funding restrictions.
Any of these factors could materially increase or decrease payments from government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, if eligibility or enrollment is further restricted, if there are changes to align payment rates for certain procedures across various care settings, or if we or one or more of our facilities are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, we cannot predict the impact healthcare policy risks and uncertainties may have on the trading price of our common stock.
One Big Beautiful Bill Act
On July 4, 2025, Congress passed the One Big Beautiful Bill Act (the “OBBBA”), its budget reconciliation act for federal fiscal year 2025. The OBBBA includes provisions that may impact the financial performance of the Company through substantial modifications to the state and federal statutes and regulations to which the Company’s operations are subject. OBBBA provisions that may impact the Company have varying effective dates, and analysis of their impact and timing is ongoing. The Company is unable to predict whether or how future legislation, rulemaking, or judicial action will impact implementation of the OBBBA. Of particular relevance to the Company’s operations, the OBBBA has reduced the federal government’s overall Medicaid expenditures and tightened Medicaid eligibility requirements, each of which are likely to drive an increase in the uninsured population. Because the Company’s facilities rely in part of reimbursement from federal health care programs, including Medicaid, for the reimbursement of services rendered, these changes may have a negative impact on the Company’s financial performance. Ongoing budgetary uncertainties and continued efforts to reduce the federal deficit may result in further payment reductions from both the Medicaid and Medicare programs.
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
In response to the increasing number of cyberattacks targeting the healthcare sector, HHS issued a Notice of Proposed Rulemaking on January 6. 2025 aimed at enhancing HIPAA security regulations. If these proposed regulatory changes are enacted, our surgical facilities will need to comply with the new security standards, potentially incurring significant costs to implement necessary changes. As of December 31, 2025, however, HHS had yet to publish a final rule formalizing these proposals.
Emergency Medical Treatment and Active Labor Act
Our surgical hospitals are subject to the Emergency Medical Treatment and Active Labor Act ("EMTALA"). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions or transfer exists regardless of a patient’s ability to pay for treatment. Off-campus facilities such as surgery centers that lack emergency departments or otherwise do not treat emergency medical conditions generally are not subject to EMTALA. They must, however, have policies in place that explain how the location should proceed in an emergency situation, such as transferring the patient to the closest hospital with an emergency department. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay, including civil monetary penalties and exclusion from participation in the government health care programs. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. CMS has actively enforced EMTALA and has indicated that it will continue to do so in the future. We believe that our surgical hospitals comply with EMTALA. With respect to our surgical hospitals that do not have an emergency room, those hospitals maintain a protocol for the transfer of patients requiring emergency treatment. While we believe such protocols satisfy CMS requirements, we are unable to guarantee that CMS would not interpret such protocols to be inconsistent with EMTALA requirements, potentially jeopardizing each facility's participation in the Medicare program.
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
Legal and Regulatory Risks
•We cannot predict the effect that changes in healthcare laws, regulations, policies and government programs may have on our business, financial condition or results of operations.
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
We depend upon private and governmental third-party sources of payment for the services provided by physicians in our physician network and to patients in our surgical facilities, including surgical hospitals. We derived approximately 43%, 41% and 42% of our revenue from government payors, including Medicare and Medicaid programs in 2025, 2024 and 2023, respectively. The amounts that we receive from the Medicare and Medicaid programs for our services are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; refinements to the Medicare Ambulatory Surgery Center payment system and refinements made by

CMS to Medicare’s reimbursement policies; requirements for utilization review; and federal and state funding restrictions; any of which could materially adversely affect payments we receive from these government programs, as well as affect the timing of payments to our facilities.
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
Payments from private insurance payors, including state workers’ compensation programs and managed care organizations, represented approximately 52%, 54% and 53% of our patient service revenue in 2025, 2024 and 2023, respectively. Most of these payments came from private insurance payors with which our facilities have contracts. If we fail to enter into favorable contracts or maintain satisfactory relationships with private insurance organizations, our revenue may decrease. Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of health care services, including insurance companies and employers, to revise payment methods and monitor health care expenditures in an effort to contain health care costs.
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
Additionally, payments from workers’ compensation payors represented approximately 4% of our patient service revenue in 2025, 2024 and 2023. A majority of states have implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. If states reduce the amounts paid to providers under the workers’ compensation fee schedules, it could have an adverse impact on our operating results.
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
Additionally, a significant shift in our case mix toward a higher percentage of lower revenue cases, which could occur for reasons beyond our control, could result in a material adverse effect on our business, prospects, results of operations and financial condition.
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
As we operate in multiple markets, each with a different competitive landscape, shifts within our payor mix or case mix may not be uniform across all of our affiliated facilities. Rather, these shifts may be concentrated within certain markets due to local competitive factors. In addition, we are unable to predict the results of an increasing trend towards value based payment on our reimbursement. Therefore, the results of our individual affiliated facilities, including facilities that are material to our results, may be volatile, which could result in a material adverse effect on our business, prospects, results of operations and financial condition.
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
Our revenue is particularly sensitive to regulatory, economic and other conditions in the state of Idaho. As of December 31, 2025, we owned and operated three consolidated surgical hospitals and four consolidated ASCs in Idaho, representing approximately 28% of our revenue during fiscal year 2025. These surgical facilities also provide ancillary services, including physician practices, radiation oncology and anesthesia services. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, including Idaho, our case volumes could decline in such states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
Certain of our partnership and operating agreements contain provisions giving rights to our partners and other members that may be adverse to our interests.
Certain of the agreements governing the limited partnerships ("LPs"), limited liability partnerships ("LLPs"), general partnerships ("GPs") and limited liability companies ("LLCs") through which we own and operate our facilities contain provisions that give our partners or other members rights that may, in certain circumstances, be adverse to our interests. These rights include, but are not limited to, rights to purchase our interest in the partnership or LLC, rights to require us to purchase the interests of our partners or other members, or rights requiring the consent of our partners and other members prior to our transferring our ownership interest in a facility or prior to a change in control of us or certain of our subsidiaries. With respect to these purchase rights, the agreements generally include a specified formula or methodology to determine the applicable purchase price, which may or may not reflect fair market value.
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
We generally hold our ownership interests in facilities through LPs, LLPs, GPs, and LLCs in which we maintain an ownership interest along with physicians and, in some cases, both physicians and health systems. As general partner and manager of most of these entities, we may have a fiduciary duty, to manage these entities in the best interests of the other owners. We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our responsibility to the other owners and our responsibility to our stockholders. For example, we have entered into some management agreements to provide management services to our surgical facilities in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we may be obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests or the stockholders best interest. Disputes may also arise between us and our physician investors with respect to a particular business decision or regarding the interpretation of the provisions of the applicable partnership or limited liability company agreement. We seek to avoid these disputes but have not implemented any measures to resolve these conflicts if they arise. If we are unable to resolve a dispute on terms favorable or satisfactory to us, it could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
We had net losses attributable to Surgery Partners, Inc. of $77.9 million, $168.1 million and $11.9 million, in 2025, 2024 and 2023, respectively. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. Growth of our revenue may slow or revenue may decline and expenses may increase for a number of possible reasons, including reduced demand for our services, regulatory shifts and other risks and uncertainties. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report. All of these factors could contribute to future net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
As of December 31, 2025, we and our subsidiaries had approximately $3.7 billion aggregate principal amount of indebtedness outstanding, which includes approximately $1.4 billion principal amount of senior secured term loans (the "Term Loan") outstanding and $1,225.0 million senior unsecured notes due 2032 (the "2032 Unsecured Notes"). As of December 31, 2025, we had no outstanding borrowings under our $703.8 million senior secured revolving credit facility (the "Revolver" and, together with the Term Loan, the "Secured Credit Facilities" and, together with the 2032 Unsecured Notes, the "Senior Indebtedness"). After giving effect to the $11.0 million principal amount of outstanding letters of credit issued under our Revolver, we had $692.8 million of unused commitments available to be borrowed under the Revolver. In addition to the Senior Indebtedness, our aggregate principal amount of indebtedness outstanding includes approximately $1.1 billion of notes payable and finance lease obligations primarily related to property and equipment for operations. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. In addition, subject to applicable restrictions under our Senior Indebtedness, we may incur significant additional indebtedness, which may be secured, from time to time, which could have important consequences, including:
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
We and our subsidiaries may be able to incur additional indebtedness in the future, including secured indebtedness. Although the credit agreement governing the Secured Credit Facilities and the indentures governing the 2032 Unsecured Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.
In addition, as of December 31, 2025, we had approximately $692.8 million available for additional borrowings under the Revolver (after giving effect to the $11.0 million aggregate principal amount of outstanding letters of credit issued under our Revolver at such time). If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
We are a holding company with no operations of our own.
We are a holding company, and our ability to service our debt is dependent upon the earnings from the business conducted by our subsidiaries that operate the surgical facilities. The effect of this structure is that we depend on the earnings of our subsidiaries, and the distribution or payment to us of a portion of these earnings to meet our obligations, including those under the Senior Indebtedness and any of our other debt obligations. The distributions of those earnings, advances or other distributions of funds by these entities to us, all of which are contingent upon our subsidiaries’ earnings, are subject to various business considerations. In addition, distributions by our subsidiaries could be subject to statutory restrictions, including state laws requiring that such subsidiaries be solvent, or contractual restrictions. Some of our subsidiaries may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders, partners or members.
We make significant loans to, and are generally liable for debts and other obligations of, the partnerships and limited liability companies that own and operate some of our surgical facilities.
For some of our surgical facilities, indebtedness at the partnership, or LLC level is funded through intercompany loans that we provide. At December 31, 2025, our intercompany loans totaled $44.2 million. Through these loans we may have a security interest in the partnership’s or LLC's assets, depending upon the terms thereof in each instance. However, our financial condition and results of operations would be materially adversely affected if our surgical facilities are unable to repay these intercompany loans, or such loans are challenged under certain health care laws. Additionally, at December 31, 2025, our global intercompany note, which we use to transfer debt balances between our subsidiaries, had a zero balance.
Although most of our intercompany loans are secured by the assets of the partnership or LLC, the physicians and physician groups that own an interest in these partnerships and LLCs generally do not guarantee a pro rata amount of this debt or the other obligations of these partnerships and LLCs.
From time to time, we may guarantee our pro-rata share of the third-party debts and other obligations of our non-wholly owned non-consolidated partnerships and LLCs in which we own an interest in an amount proportionate to our pro rata share of the equity interests issued by such entity. In such instances, the physicians and/or physician groups typically also guarantee their pro-rata share of such indebtedness.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Borrowings under the Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We periodically enter into interest rate swap agreements and interest rate cap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements and interest rate cap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap and cap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities.

Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2025, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $532.4 million and state NOL carryforwards of approximately $657.1 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as amended (the "Code"). The Company has Section 382 limitations due to certain historical acquisitions; however, these limitations, when combined with amounts allowable due to net unrecognized built in gains, are not expected to impact the realization of the deferred tax assets associated with these NOLs. The Company has $424.6 million of federal NOL carryforwards that will begin to expire in 2031 and will completely expire in 2037. The remaining federal NOL carryforwards, which were generated after 2017, do not expire. Our state NOL carryforwards will expire between 2026 and 2045. Future ownership changes may subject our NOL carryforwards to further annual limitations, which could restrict our ability to use them to offset our taxable income in periods following the ownership changes.
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
Many states in which we operate may impose supplemental laws that are more protective of the privacy and security of PII than HIPAA. Where these state laws are more protective than HIPAA, we have to comply with their stricter provisions. Only some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their PII has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. For example, HHS issued a Notice of Proposed Rulemaking on January 6, 2025, which proposes changes to the HIPAA security regulations aimed at enhancing cybersecurity protections in the healthcare sector; however, as of December 31, 2025, HHS had yet to publish a final rule formalizing the January 2025 proposals. Our facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of confidential health information. New health information standards could have a significant effect on the manner in which we do business, and the cost of complying with new standards could be significant. We may not remain in compliance with the diverse privacy requirements in all of the jurisdictions in which we do business. If we fail to comply with HIPAA or similar state laws, we could incur substantial civil monetary or criminal penalties.

Legal and Regulatory Risks

We cannot predict the effect that changes in healthcare laws, regulations, policies and government programs may have on our business, financial condition or results of operations.

Over the past several years, various laws and regulations lengthened the enrollment period, expanded income eligibility, and reduced premium caps for subsidies for individuals purchasing Affordable Care Act coverage through state and federal marketplaces. However, several of these provisions – notably, those relating to premium caps for subsidies – expired on December 31, 2025. The failure of Congress to renew these subsidies through legislative action is widely anticipated to result in significant increases in premiums, potentially leading to decreased enrollment and a corresponding rise in the number of uninsured individuals or a shift of individuals from commercial coverage to government program coverage in 2026. As a direct effect of these changes, the Company may experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect the Company’s results of operations and cash flows. We cannot predict whether or how the Congress may further extend (or decline to extend) or modify provisions of or relating to the Affordable Care Act or other laws affecting the healthcare industry generally, nor can we predict how the current administration will influence, promulgate or implement rules, regulations or executive orders that affect the healthcare industry directly or indirectly (including, for example, through changes resulting from the provisions of the OBBBA). We may also experience potential impacts on our business, in ways we cannot anticipate, from healthcare-related policy changes at the state level. Some federal and state changes, initiatives and requirements could, among other things, negatively impact our patient volumes, case mix and revenue mix, increase our operating costs, adversely affect the reimbursement we receive for our services, impact our competitive position or require us to expend resources to modify certain aspects of our operations, any of which could have an adverse effect on our financial condition, results of operations or cash flows. Furthermore, we cannot predict the impact healthcare policy risks and uncertainties may have on the trading price of our common stock.
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
We attempt to structure our relationship with physicians who refer to our surgical hospitals to meet an exception to the Stark Law where required, but the regulations implementing the exceptions are detailed and complex, and we cannot guarantee that every relationship complies fully with the Stark Law. We also believe that certain services provided by our managed physician network are covered by the Stark Law, but referrals for those services are exempt from the Stark Law under its "in-office ancillary services exception," among others.
Violations of these self-referral laws may result in substantial civil or criminal penalties, including treble damages for amounts improperly claimed, civil monetary penalties of up to $15,000 per prohibited service billed, up to $100,000 per prohibited circumvention scheme and exclusion from participation in the Medicare and Medicaid and other federal and state health care programs. Violations of the Stark Law will also create liability under the federal False Claims Act. Exclusion of our ASCs or surgical hospitals from these programs through judicial or agency interpretation of existing laws or additional legislative restrictions on physician ownership or investments in health care entities could result in a significant loss of reimbursement revenue. We cannot provide assurances that CMS will not undertake other rulemaking to address additional revisions to or interpretations of the Stark Law regulations. If future rules modify the provisions of the Stark Law regulations that are applicable to our business, our revenue and profitability could be materially adversely affected and could require us to modify our relationships with our physician and health care system partners.
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
As of December 31, 2025, affiliates of Bain Capital owned approximately 38.6% of our outstanding common stock. Although we are no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq, affiliates of Bain Capital continue to be able to significantly influence our decisions.
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
Cybersecurity Risk Management and Strategy
Management has responsibility for developing and coordinating the Company’s cybersecurity policy and strategy, and for managing the prevention, detection, mitigation and remediation of cybersecurity incidents. We utilize various risk assessment tools and technologies to identify potential cyber and information security threats and risks as well as engage with various third parties to assist in program development, risk evaluation and testing. Our cybersecurity program is predicated on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). At a minimum, on an annual basis we measure ourselves against this framework and use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our strategic execution. We also have implemented a third-party risk assessment process for certain service providers, suppliers, and vendors, which is conducted during the procurement cycle and, with respect to critical vendors on an annual basis. In addition, all team members are required to participate in ongoing training and awareness programs that include periodic assessments to drive adoption and awareness of cybersecurity processes and controls.
We promote a company-wide culture of cybersecurity risk management intended to protect the confidentiality, integrity, and availability of our critical systems and the information contained therein. As part of our cybersecurity risk management strategy, our corporate information technology team collaborates cross-functionally with key business leaders within privacy, compliance, finance and operations, among others, to identify, assess, and manage cybersecurity risks relevant to our business. Additionally, we have a cybersecurity and privacy governance committee, consisting of our executive and regional leadership teams and led by our Chief Information Security Officer (CISO) and Privacy Officer, which meets on a quarterly basis. This committee assists in discussing existing or emerging threats, prioritizing roadmap items and/or budgetary considerations for project work.
No risks from cybersecurity threats or previous cybersecurity incidents have materially affected, or are reasonably likely to materially affect, our business strategy, financial condition or results of operations. However, there can be no assurance that the controls and procedures in place to monitor and mitigate the risks of cybersecurity threats will be successful or sufficient to avoid material losses or consequences in the future. Additionally, while we have insurance coverage in place that is designed to address certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.
Cybersecurity Governance
Management is responsible for the day-to-day handling of risks facing our Company. Our Board of Directors as a whole and through its committees, oversees risk management, including cybersecurity risks. The Board has delegated risk management responsibilities with respects to cybersecurity to our Audit Committee. Specifically, the Audit Committee periodically reviews our cybersecurity policies, data security programs and plans that management has established to monitor compliance and assess preparedness. Our cybersecurity team is led by our CISO, who has over 20 years of experience in the cybersecurity space and is a Certified Information Security Manager (CISM). On an annual basis, at a minimum, our CISO or Chief Information Officer (CIO) present necessary updates on our cybersecurity risks and any material cybersecurity incidents to the Audit Committee of the Board. These updates include the following: (i) current cybersecurity threats, (ii) an overview of third-party risks, (iii) our cybersecurity roadmap, (iv) the maturity of our cybersecurity programs and/or (v) ongoing regulatory compliance.
Item 2. Properties
Our corporate headquarters is located in Brentwood, Tennessee, where we currently lease approximately 29,670 square feet of office space pursuant to an agreement with an initial term expiring January 30, 2027. Our surgical facilities typically are located on real estate leased by the partnership or limited liability company that operates the facility. Of our 176 surgical facilities, 173 utilize leased real property. These leases generally have initial terms of 10 years, but range from 2 to 15 years. Most of the leases contain options to extend the lease period for up to 10 additional years. We generally guarantee the lease obligations of the partnerships and LLCs that own our surgical facilities. We expect to be able to renew or replace a substantial majority of these leases on substantially similar terms as they come due. Most of our ASCs range in size from 8,000 to 12,000 square feet and are specifically tailored to meet the needs of physician-partners and their specialties. We believe these spaces are sufficient and adequate for our needs at this time.
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
Stockholders
As of February 23, 2026, there were 201 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid a cash dividend on our common stock, and we have no current plans to declare or pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of our or our subsidiaries' existing or future indebtedness, including our Secured Credit Facilities. Additionally, because we are a holding company, we would depend on distributions from our subsidiaries to fund any potential dividends.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Dow Jones U.S. Health Care Providers Index. The graph begins on December 31, 2020, and the comparison assumes $100 was invested in our common stock and in each of the indices on such date and assumes the reinvestment of dividends, if any.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Surgery Partners, Inc.	$100.00	$184.11	$96.04	$110.27	$72.97	$53.26
Nasdaq Composite Index	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
Dow Jones U.S. Health Care Providers Index	$100.00	$130.55	$132.08	$126.93	$114.17	$103.28
This graph is furnished and not filed with the SEC, is not soliciting material under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 15, 2017, our Board of Directors authorized a share repurchase program of up to $50.0 million of our issued and outstanding common stock from time to time. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice. The Company did not repurchase any shares of common stock during the three months ended December 31, 2025. At December 31, 2025, the Company continued to have authority to repurchase up to $46.0 million of shares of common stock under the share repurchase program. The authorization does not obligate us to repurchase any shares, and we do not intend to make further repurchases under this program.
On February 26, 2026, our Board of Directors authorized a share repurchase program of up to $200.0 million. The share repurchase program authorized on February 26, 2026 replaced the previous program.
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
Executive Overview
As of December 31, 2025, we owned or operated, primarily in partnership with physicians, a portfolio of 176 surgical facilities comprised of 157 ASCs and 19 surgical hospitals across 30 states. We owned a majority interest in 90 of the surgical facilities and consolidated 121 of these facilities for financial reporting purposes.
Total revenues for 2025 increased 6.2% to $3.3 billion from $3.1 billion in 2024. The increase in revenues was attributable to same-facility revenue growth and the net impact from acquisitions and divestitures completed in 2025. Days adjusted same-facility revenues for 2025 increased 4.9% from 2024, with a 1.4% increase in revenue per case and a 3.4% increase in same-facility cases. Additionally, for 2025, net loss attributable to Surgery Partners, Inc. was $77.9 million compared to $168.1 million for 2024. For 2025, Adjusted EBITDA increased 3.5% to $526.2 million compared to $508.2 million for 2024. The increase in Adjusted EBITDA was primarily attributable to revenue growth, continued cost management initiatives and acquisitions completed since the prior year. A reconciliation of non-GAAP financial measures appears below under the heading "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and pursuing other portfolio management initiatives. During 2025, we acquired a controlling interest in twelve surgical facilities and several physician practices and other ancillary businesses for aggregate cash consideration of $162.1 million, net of cash acquired.
We had cash and cash equivalents of $239.9 million and $692.8 million of borrowing capacity under the Revolver as of December 31, 2025.
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
The OBBBA also makes permanent key elements of the Tax Cuts and Jobs Act including, among others, 100% bonus depreciation and the business interest expense limitations. The Company’s tax provision for the year ended December 31, 2025, incorporates the effects of these tax law changes.
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
The following table summarizes revenues by service type as a percentage of total revenues:

	Year Ended December 31,
	2025	2024	2023
Patient service revenues:
Patient service revenues	97.5%	98.1%	98.4%
Other service revenues	2.5%	1.9%	1.6%
Total revenues	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Year Ended December 31,
	2025	2024	2023

Private insurance payors	52.3%	53.5%	52.5%
Government payors	42.8%	41.1%	41.8%
Self-pay payors	2.7%	2.7%	2.5%
Other payors (1)	2.2%	2.7%	3.2%
Total	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Year Ended December 31,
	2025	2024	2023

Orthopedics and pain management	40.7%	40.2%	36.1%
Ophthalmology	21.7%	23.3%	24.4%
Gastrointestinal	24.4%	22.6%	23.7%
General surgery	1.9%	2.3%	2.6%
Other	11.3%	11.6%	13.2%
Total	100.0%	100.0%	100.0%

Segment Information
Our business is comprised of one reportable segment, Surgical Facilities. For more information about the components of the reportable segment, please see Part I, Item 1. "Business-Operations" included elsewhere in this Annual Report. The "All other" line item below primarily consists of amounts attributable to the Company's corporate general and administrative functions.
The following tables present financial information for the reportable segment (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Surgical Facilities	$3,308.7	$3,114.3	$2,743.3
Total revenues	$3,308.7	$3,114.3	$2,743.3

Adjusted EBITDA:
Surgical Facilities	$626.7	$610.0	$534.3
All Other	(100.5)	(101.8)	(96.2)
Total Adjusted EBITDA (1)	$526.2	$508.2	$438.1

Depreciation and amortization:
Surgical Facilities	$164.8	$138.9	$110.8
All other	11.2	13.7	7.3
Total depreciation and amortization expense	$176.0	$152.6	$118.1

Supplemental Information:
Cash purchases of property and equipment, net:
Surgical Facilities	$77.9	$86.6	$88.7
All Other	0.8	3.8	0.1
Total cash purchases of property and equipment, net	$78.7	$90.4	$88.8
(1)For a reconciliation of Adjusted EBITDA to income before income taxes as reflected in the audited consolidated statements of operations see "Certain Non-GAAP Measures" below.

	December 31,
	2025	2024
Assets:
Surgical Facilities	$7,643.9	$7,466.3
All Other	475.8	423.7
Total assets	$8,119.7	$7,890.0
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
Revenue Recognition
Our patient service revenues are derived primarily from surgical procedures performed at our surgical facilities, patient visits to physician practices, anesthesia services provided to patients, pharmacy services and diagnostic screens ordered by our physicians. The fees for such services are billed either to the patient or a third-party payor, including Medicare and Medicaid. We recognize patient service revenues, net of contractual adjustments and implicit price concessions. Contractual adjustments and implicit price concessions are estimated based on contractual agreements, discount policies and historical experience of cash collections and historical write-offs. The estimated contractual adjustments are recognized at the time of services being performed, with ASCs typically based on contractual agreements and surgical hospitals typically based on historical experience of cash collections and write-offs. Changes in estimated contractual adjustments are recorded in the period of change, with final adjustments, if any, typically at the time of payment.
Other service revenues consist of management and administrative service fees derived from non-consolidated surgical facilities that we account for under the equity method, management of surgical facilities in which we do not own an interest and management services we provide to physician networks for which we are not required to provide capital or additional assets. The fees we derive from these management arrangements are generally based on a predetermined percentage of the revenues of each surgical facility and physician network. We recognize other service revenues in the period in which services are rendered and billed.
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to revenue recognition during the years ended December 31, 2025, 2024 and 2023.
Accounts Receivable
Accounts receivable from third-party payors are recorded net of contractual allowances and implicit price concessions, which are estimated based on established fee schedules, relationships with payors, procedure statistics and other objective information including the historical trend of cash collections and contractual write-offs. Contractual adjustments and implicit price concessions are estimated based on contractual agreements, discount policies and historical experience of cash collections and historical write-offs. The estimated contractual adjustments and implicit price concessions are recognized at the time of services being performed, with ASCs generally based on contractual agreements and surgical hospitals generally based on historical experience of cash collections and write-offs. Changes in estimated contractual adjustments and implicit price concessions are recorded in the period of change, with final adjustments, if any, typically at the time of payment.
We recognize that final reimbursement of outstanding accounts receivable is subject to final approval by each third-party payor. However, because we have contracts with our third-party payors and we verify the insurance coverage of the patient before services are rendered, the amounts that are pending approval from third-party payors are minimal. Amounts are classified outside of self-pay if we have an agreement with the third-party payor or we have verified a patient’s coverage prior to services rendered. It is our policy to collect co-payments and deductibles prior to providing services, where possible. It is also our policy to verify a patient’s insurance 72 hours prior to the patient’s procedure. Because our services are primarily non-emergency, our surgical facilities have the ability to control the procedures for which third-party reimbursement is sought and obtained.
Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payor, physician and patient. We analyze accounts receivable at each of our surgical facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients, written correspondence and the use of legal or collection agency assistance, as required. Our average days sales outstanding was 60 and 61 days for the years ended December 31, 2025 and 2024, respectively.
There were no material impacts on our financial condition or results of operations due to changes in assumptions or conditions related to accounts receivable during the years ended December 31, 2025, 2024 and 2023.
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
We recorded a valuation allowance against our deferred tax assets at December 31, 2025 and 2024 totaling $317.9 million and $284.7 million, respectively. The valuation allowance has been established for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized. Our income tax expense and/or other comprehensive income in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
The Company made income tax payments of $1.2 million, $1.6 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. In each of these periods the income tax payments related to states in which the Company does not have a NOL to offset taxable income. During the years ended December 31, 2025, 2024 and 2023, the Company made no federal income tax payments due to utilization of its NOL carryforwards.
Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as amended (the "Code") imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its NOLs to reduce its tax liability. Approximately $394.3 million in NOL carryforwards are subject to annual Section 382 base limitations. At this time, we do not believe this limitation, when combined with amounts allowable due to net unrecognized built in gains, will affect our ability to use any NOLs before they expire.
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
Impairment of Goodwill
Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level, which is defined as one level below an operating segment or at the operating segment level, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. During 2025, the Company has identified two reporting units, American Group and National Group.
The Company tests its goodwill for impairment at least annually, as of October 1, or more frequently if certain indicators arise. A detailed evaluation of potential impairment indicators was performed, which specifically considered recent increases in interest rates, inflation risk and market volatility. As of the October 1, 2025 valuation, the estimated fair values of the reporting units were substantially in excess of their carrying values.
Subsequent to the date of our annual impairment test, the Company considered its operating results for the fourth quarter of 2025, macroeconomic, industry and market conditions, and other market indicators including its market capitalization. Based on its evaluation of all such factors, the Company concluded that no event had occurred and no circumstances had changed that would more likely than not reduce the fair value of its reporting units below their carrying values.
In 2025, 2024 and 2023, there were no non-cash impairment charges.
See Note 4. "Goodwill and Intangible Assets" to the consolidated financial statements elsewhere in this Annual Report for additional disclosure related to goodwill.

Results of Operations
Comparison of Operating Results for the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following tables summarize certain results from the statements of operations for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023

Revenues	$3,308.7	$3,114.3	$2,743.3
Operating expenses:
Cost of revenues	2,543.7	2,368.7	2,095.8
General and administrative expenses	118.2	138.7	120.9
Depreciation and amortization	176.0	152.6	118.1
Transaction and integration costs	73.9	100.1	61.7
Net loss on disposals, consolidations and deconsolidations	30.4	40.6	14.4
Equity in earnings of unconsolidated affiliates	(22.9)	(19.5)	(14.2)
Litigation settlements	7.3	(0.8)	10.6
Loss on debt extinguishment	1.3	5.1	15.5
Other income	(8.7)	(20.0)	(7.5)
	2,919.2	2,765.5	2,415.3
Operating income	389.5	348.8	328.0
Interest expense, net	(272.6)	(201.7)	(193.0)
Income before income taxes	116.9	147.1	135.0
Income tax (expense) benefit	(18.0)	(134.6)	0.3
Net income	98.9	12.5	135.3
Less: Net income attributable to non-controlling interests	(176.8)	(180.6)	(147.2)
Net loss attributable to Surgery Partners, Inc.	$(77.9)	$(168.1)	$(11.9)

Revenues. The following table sets forth revenues (in millions):

	Year Ended December 31,
	2025	2024

Patient service revenues	$3,226.3	$3,054.4
Other service revenues	82.4	59.9
Total revenues	$3,308.7	$3,114.3
Patient service revenues increased 5.6% to $3,226.3 million for the year ended December 31, 2025 compared to $3,054.4 million for the year ended December 31, 2024. The increase was primarily driven by an 4.9% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed during the year ended December 31, 2025. The increase in days adjusted same-facility revenues was attributable to a 3.4% increase in same-facility case volumes and a 1.4% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $2,543.7 million for the year ended December 31, 2025 compared to $2,368.7 million for the year ended December 31, 2024. The increase was primarily driven by increased performance of high acuity procedures and acquisitions completed during the year ended December 31, 2025. As a percentage of revenues, cost of revenues was 76.9% and 76.1% for the years ended December 31, 2025 and 2024, respectively.
General and Administrative Expenses. General and administrative expenses were $118.2 million and $138.7 million for the years ended December 31, 2025 and 2024, respectively. As a percentage of revenues, general and administrative expenses were 3.6% and 4.5% for the years ended December 31, 2025 and 2024, respectively. The decrease in general and administrative expenses as a percentage of revenues was due to a decrease in executive incentive compensation during the year ended December 31, 2025.
Depreciation and Amortization. Depreciation and amortization expenses were $176.0 million and $152.6 million for the years ended December 31, 2025 and 2024, respectively. This increase was primarily due to accelerated depreciation recorded on certain long-lived assets as a result of the Company's portfolio management activities. As a percentage of revenues, depreciation and amortization expenses were 5.3% and 4.9% for the years ended December 31, 2025 and 2024, respectively.

Transaction and Integration Costs. We incurred $73.9 million of transaction and integration costs for the year ended December 31, 2025 compared to $100.1 million for the year ended December 31, 2024. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions.
Net Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations for the years ended December 31, 2025 and 2024 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the consolidated financial statements. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $272.6 million for the year ended December 31, 2025 compared to $201.7 million for the year ended December 31, 2024. As a percentage of revenues, interest expense, net was 8.2% and 6.5% for the years ended December 31, 2025 and 2024, respectively. The increase in interest expense was primarily driven by the maturity of prior interest rate swaps in March 2025 and increased interest related to the incremental senior unsecured notes raised in 2024.
Income Tax (Expense) Benefit. Income tax expense was $18.0 million for the year ended December 31, 2025 compared to income tax expense of $134.6 million for the year ended December 31, 2024. The decrease in income tax expense was primarily driven by 2024 being the initial year the Company was in a cumulative three-year pre-tax loss position and thereby recorded a valuation allowance against its net operating loss carry-forward. The Company continued to be in a three year pre-tax loss position at December 31, 2025 and adjusted the existing valuation allowance on its net operating loss carry-forward and Section 163(j) carry-forward.
The effective tax rate was 15.4% and 91.5% for the years ended December 31, 2025 and 2024, respectively. See Note 9. "Income Taxes" for additional information related to the Company's effective tax rates for the years ended December 31, 2025 and December 31, 2024, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.3% and 5.8% for the years ended December 31, 2025 and 2024, respectively.
Comparison of Operating Results for the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Our discussion regarding the comparison of the year ended December 31, 2024 compared to the year ended December 31, 2023 was previously disclosed beginning on page 35 in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 7, 2025, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended December 31, 2024 Compared to Year Ended December 31, 2023" and is hereby incorporated herein by reference.
Liquidity and Capital Resources
Cash and cash equivalents were $239.9 million at December 31, 2025 compared to $269.5 million at December 31, 2024.
The primary source of our operating cash flows is the collection of accounts receivable from private insurance companies, federal and state agencies (under the Medicare and Medicaid programs) and individuals. Our cash flows provided by operating activities was $274.3 million for the year ended December 31, 2025 compared to $300.1 million for the year ended December 31, 2024. The $25.8 million decrease was primarily driven by operational growth and the timing of routine working capital.
Net cash used in investing activities for the year ended December 31, 2025 was $246.6 million compared to $488.5 million for the year ended December 31, 2024. The $241.9 million decrease was primarily driven by an aggregate net decrease of $205.1 million in payments for acquisitions (net of cash acquired) and purchases of equity method investments and a $43.9 million increase in proceeds from sales of facilities.
Net cash used in financing activities for the year ended December 31, 2025 was $57.3 million compared to net cash provided by financing activities of $262.0 million for the year ended December 31, 2024. The decrease of $319.3 million was primarily driven by the difference in the amount of net proceeds received from the issuance and sale of $425.0 million and $800.0 million in senior unsecured notes for the years ended December 31, 2025 and 2024, respectively. The remaining decrease was due to an increase in distributions to non-controlling interest holders of $55.5 million.
Discussion of the operating, investing and financing activities for the year ended December 31, 2024 was previously disclosed beginning on page 36 in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 7, 2025, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and is hereby incorporated herein by reference.

Debt
On August 13, 2025, the Company entered into the Second Amendment to the Credit Agreement (as defined below), which provides for a new tranche of term loans in an aggregate principal amount of $1.4 billion. The 2025 Refinancing Term Loans replace or refinance in full all of the existing term loans outstanding under the Credit Agreement (as in effect immediately prior to the Second Amendment), and refinance in full all of the existing revolving credit commitments and outstanding revolving loans under the Credit Agreement (as in effect immediately prior to the Second Amendment), all as further set forth in the Second Amendment. The 2025 Refinancing Term Loans mature on December 19, 2030 and the refinanced revolving credit commitments and refinanced revolving loans mature on December 19, 2028. The 2025 Refinancing Loans shall bear interest at a rate per annum equal to (x) the forward-looking term rate based on SOFR plus 2.50% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% per annum and (iii) Term SOFR plus 1.00% per annum (which shall not be less than 1.00%)) plus 1.50% per annum. The 2025 Refinancing Term Loans amortize in equal quarterly installments of 0.25% of the aggregate original principal amount of the 2025 Refinancing Term Loans. Voluntary prepayments of the 2025 Refinancing Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty.
On December 16, 2025, we completed the issuance and sale of $425.0 million in aggregate principal amount of senior unsecured notes due 2032 at 101.00% of the principal amount. The notes were issued as part of the same series as the existing 2032 Unsecured Notes originally issued in April 2024, and have the same terms.
Capital Resources
Net working capital was approximately $535.2 million at December 31, 2025 compared to $495.0 million at December 31, 2024.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.
Material Cash Requirements
The following table summarizes our material cash requirements by period as of December 31, 2025 (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations, including interest (1)	$5,738.2	$349.2	$651.2	$1,911.1	$2,826.7
Operating lease obligations, including interest (2)	471.6	64.9	103.7	77.0	226.0
Total contractual obligations	$6,209.8	$414.1	$754.9	$1,988.1	$3,052.7
(1)Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude our unamortized fair value adjustments related non-cash amortization for the Term Loan. These obligations are explained further in Note 5. "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report. We used the applicable annual interest rate as of December 31, 2025 of 6.22%, based on SOFR plus the applicable margin, for our $1.4 billion outstanding Term Loan to estimate interest payments on this variable rate debt instrument.
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
The following table reconciles Adjusted EBITDA to income before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Year Ended December 31,
	2025	2024	2023
Consolidated Statements of Operations Data:
Income before income taxes	$116.9	$147.1	$135.0
Plus (minus):
Net income attributable to non-controlling interests	(176.8)	(180.6)	(147.2)
Depreciation and amortization	176.0	152.6	118.1
Interest expense, net	272.6	201.7	193.0
Equity-based compensation expense	14.8	33.3	17.7
Transaction, integration and acquisition costs (1)	73.9	100.1	61.7
De novo start-up costs	6.7	7.9	3.2
Net loss on disposals, consolidations and deconsolidations	30.4	40.6	14.4
Litigation settlements and regulatory change impact (2)	10.4	3.1	17.5
Loss on debt extinguishment	1.3	5.1	15.5
Undesignated derivative activity (3)	—	—	0.6
Other (4)	—	(2.7)	8.6
Adjusted EBITDA	$526.2	$508.2	$438.1
(1)This amount includes diligence, transaction and integration costs related to acquisitions (both completed and in the pipeline) and divested facilities (collectively "M&A costs") of $55.2 million, $76.4 million and $49.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. This amount also includes other costs, including severance, IT implementation, and revenue cycle standardization of $18.7 million, $23.7 million and $12.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)This amount includes a net litigation settlements loss (gain) of $7.3 million, $(0.8) million and $10.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. This amount also includes other litigation costs of $3.1 million, $3.9 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, the year ended December 31, 2023, includes $4.4 million related to the impact of changes in Florida law regarding the use of letters of protection.
(3)This amount includes fair value changes of undesignated derivatives for the year ended December 31, 2023.
(4)For the year ended December 31, 2024, this amount includes hurricane-related impacts, net of insurance proceeds related to cyber event losses predominantly incurred in 2023. For the year ended December 31, 2023, this amount includes estimates for the net impact of the May 2023 cyber event and losses from a divested business.
We use Credit Agreement EBITDA as a measure of liquidity and to determine our compliance under certain covenants pursuant to our Secured Credit Facilities. Credit Agreement EBITDA is determined on a trailing twelve-month basis. We have included it because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Credit Agreement EBITDA is not a measurement of liquidity under GAAP, and should not be considered in isolation or as a substitute for any other measure calculated in accordance with GAAP. The items excluded from Credit Agreement EBITDA are significant components in understanding and evaluating our liquidity. Our calculation of Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended December 31, 2025

Cash flows from operating activities	$274.3
Plus (minus):
Non-cash interest expense, net	(9.6)
Non-cash lease expense	(37.8)
Deferred income taxes	(16.7)
Equity in earnings of unconsolidated affiliates, net of distributions received	0.8
Changes in operating assets and liabilities, net of acquisitions and divestitures	110.4
Income tax expense	18.0
Net income attributable to non-controlling interests	(176.8)
Interest expense, net	272.6
Transaction, integration and acquisition costs	73.9
De novo start-up costs	6.7
Litigation settlements and other litigation costs	10.4
Acquisitions and synergies (1)	52.0
Credit Agreement EBITDA	$578.2
(1)Represents impact of acquisitions as if each acquisition had occurred on January 1, 2025. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Secured Credit Facilities.
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
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate swap and cap agreements at December 31, 2025, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2026.
For more information regarding our interest rate swap and cap agreements, please refer to Note 7. "Derivatives and Hedging Activities" to our consolidated financial statements for the year ended December 31, 2025 included elsewhere herein.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures and Limitations on the Effectiveness of Controls
 An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures conducted as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. The assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, determined that our internal control over financial reporting was effective as of December 31, 2025.
Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. Their attestation report is included below in this Item 9A.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Surgery Partners, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Surgery Partners, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Surgery Partners, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the two years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Nashville, Tennessee
March 2, 2026

Item 9B. Other Information
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended December 31, 2025, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Board Member Appointment
On February 26, 2026, the Board of Directors of the Company appointed Lloyd Dean as a Class I director to fill the vacant directorship. As a Class I director, Mr. Dean’s term expires at the 2028 annual meeting of stockholders. The Board has determined that Mr. Dean is independent in accordance with Nasdaq listing standards.
The Board has not appointed Mr. Dean to any committees of the Board, and it is unknown which committees of the Board Mr. Dean will serve on at this time.
Mr. Dean’s compensation will be materially consistent with other non-employee directors of the Company, as described in the definitive proxy statement for the Company’s 2025 annual meeting of stockholders, filed with the Securities and Exchange Commission on April 24, 2025. Additionally, Mr. Dean entered into the Company’s standard form of indemnification agreement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2025 Annual Meeting of Stockholders (the "Definitive Proxy Statement"), which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2025.
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

4.2
Indenture, dated April 10, 2024, among Surgery Center Holdings, Inc., the Guarantors from time to time party thereto and Wilmington Trust, National Association, as Trustee, including the Form of 7.250% Notes due 2032 attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 10, 2024).

4.3
First Supplemental Indenture, dated as of June 18, 2024, among Surgery Center Holdings, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the Form of 7.250% Notes due 2032 attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 16, 2025).

4.4
Second Supplemental Indenture, dated as of April 24, 2025, among Surgery Center Holdings, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the Form of 7.250% Notes due 2032 attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 16, 2025).

4.5
Third Supplemental Indenture, dated as of December 16, 2025, among Surgery Center Holdings, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee, including the Form of 7.250% Notes due 2032 attached thereto (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 16, 2025).

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

10.6	Form of TRA Waiver and Assignment Agreement (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed March 16, 2018).
10.7 (a)	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 14, 2015).
10.8 (a)
Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 5, 2020).

10.9 (a)	Surgery Partners, Inc. 2025 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 24, 2025).
10.10 (a)
First Amendment to the Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2021).

10.11 (a)
Surgery Partners, Inc. Cash Incentive Plan, as amended and restated effective January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 5, 2020).

10.12 (a)
Symbion, Inc. Supplemental Executive Retirement Plan, Effective May 1, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Amended, filed September 21, 2015).

10.13 (a)	Form of Non-Statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).

10.14 (a)	Form of Non-Employee Director Non-Statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).
10.15 (a)	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed November 13, 2015).
10.16 (a)	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 15, 2016).
10.17 (a)	Form of Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2016).
10.18 (a)	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2017).
10.19 (a)	Form of Stock-Settled Stock Appreciation Right Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2018).
10.20 (a)	Surgery Partners, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Appendix A of the Company's Proxy Statement filed on April 25, 2024).
10.21 (a)	SP Management Services, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 6, 2024).
10.22 (a)
Amended and Restated Employment Agreement, dated March 11, 2022, by and between Surgery Partners, Inc. and Jennifer Baldock (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2022).

10.23 (a)
Employment Agreement, dated February 11, 2019, by and between Surgery Partners, Inc., Surgery Partners, LLC and J. Eric Evans (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2019).

10.24 (a)
Amendment No. 1 to Employment Agreement by and between Surgery Partners, Inc., Surgery Partners, LLC and J. Eric Evans, dated January 13, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2020).

10.25 (a)
Employment Agreement, dated January 7, 2022, by and between Surgery Partners, Inc. and David T. Doherty (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2022).

10.26 (a)
Employment Agreement, dated November 23, 2021, by and between Surgery Partners, Inc. and Marissa Brittenham (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.27 (a)
Employment Agreement, dated July 25, 2022, by and between Surgery Partners, Inc. and Harrison Bane (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 1, 2023).

10.28 (a)
Employment Agreement, dated October 27, 2025, by and between Surgery Partners, Inc. and Justin Oppenheimer (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2025).

10.29
Credit Agreement, dated as of December 19, 2023, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., Jefferies Finance LLC and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20,2023).

10.30
First Amendment to the Credit Agreement, dated as of June 20, 2024, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the Subsidiary Guarantors. Jefferies Finance LLC, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 20, 2024).

10.31
Second Amendment to the Credit Agreement, dated as of August 13, 2025, by and among SP Holdco I, Inc., Surgery Center Holdings, Inc., the Subsidiary Guarantors. Jefferies Finance LLC, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 13, 2025).

19	Insider Trading Policy (incorporated herein by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on March 7, 2025).
21	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte).
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
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
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Surgery Partners, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Surgery Partners, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also audited the disclosure of significant expenses and other segment items in Note 14 that have been disclosed for 2023 due to the adoption of ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, and the recast of the segment disclosures in Note 14 to reflect one reportable segment. In our opinion, such disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to these disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Revenue Recognition – Contractual Allowances and Implicit Price Concessions
Description of the Matter
For the year ended December 31, 2025, the Company’s revenues were $3.3 billion. As more fully described in Note 1 to the consolidated financial statements, the transaction price for revenues is determined based on gross charges for services provided, net of estimated contractual allowances and implicit price concessions (“price concessions”). Estimated price concessions are recognized at the time of services being performed and are generally based on historical experience of cash collections and write-offs for surgical hospitals.

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

To test the adequacy of the estimated price concessions for surgical hospitals, our audit procedures included, among others, recalculating management’s model and assessing whether the recorded estimate was in accordance with their policy. We developed an independent estimate of price concessions using historical collections by payor and location and compared the independent estimate to the price concession estimate developed by management. For our independent estimate, we tested the underlying data related to the recognition of patient level charges and the subsequent activities, including cash collections and write-offs. We assessed the historical accuracy of management’s estimated price concessions as a source of potential corroborative or contrary evidence. We also considered industry, economic, and company factors to determine the appropriateness of the price concessions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2024.
Nashville, Tennessee
March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Surgery Partners, Inc.
Opinion on the Financial Statements
We have audited, before the effects of the retrospective adjustments to the disclosure of significant expenses and other segment items in Note 14 to the consolidated financial statements that have been disclosed for 2023 due to the adoption of ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, and the recast of the segment disclosures in Note 14 to reflect one reportable segment, the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year ended December 31, 2023 and the related notes (collectively referred to as the "financial statements") (the 2023 financial statements before the effects of the retrospective adjustments to the disclosure of significant expenses and other segment items and the recast of the segment disclosures to reflect one reportable segment in Note 14 to the financial statements are not presented herein) of Surgery Partners, Inc. and subsidiaries (the "Company"). In our opinion, the 2023 financial statements, before the effects of the retrospective adjustments to the disclosure of significant expenses and other segment items and the recast of the segment disclosures to reflect one reportable segment in Note 14 to the financial statements, present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

SURGERY PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$239.9	$269.5
Accounts receivable	602.2	579.1
Inventories	96.6	88.4
Prepaid expenses	41.1	36.4
Other current assets	170.9	146.0
Total current assets	1,150.7	1,119.4
Property and equipment, net	1,153.4	1,088.3
Intangible assets, net	41.0	45.7
Goodwill	5,194.6	5,068.0
Investments in and advances to affiliates	234.0	215.4
Right-of-use operating lease assets	289.2	295.7
Other long-term assets	56.8	57.5
Total assets	$8,119.7	$7,890.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$208.7	$208.7
Accrued payroll and benefits	64.9	60.4
Other current liabilities	242.6	253.9
Current maturities of long-term debt	99.3	101.4
Total current liabilities	615.5	624.4
Long-term debt, less current maturities	3,602.9	3,268.9
Right-of-use operating lease liabilities	279.9	292.1
Long-term deferred tax liabilities	53.4	39.2
Other long-term liabilities	41.2	30.2

Non-controlling interests—redeemable	395.5	438.8

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 129,321,144 and 127,109,383, respectively	1.3	1.3
Additional paid-in capital	2,540.6	2,520.9
Accumulated other comprehensive (loss) income	(13.8)	4.8
Retained deficit	(815.2)	(737.3)
Total Surgery Partners, Inc. stockholders' equity	1,712.9	1,789.7
Non-controlling interests—non-redeemable	1,418.4	1,406.7
Total stockholders' equity	3,131.3	3,196.4
Total liabilities and stockholders' equity	$8,119.7	$7,890.0

See notes to unaudited consolidated financial statements.
1

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)

	Year Ended December 31,
	2025	2024	2023

Revenues	$3,308.7	$3,114.3	$2,743.3
Operating expenses:
Salaries and benefits	971.0	907.5	793.8
Supplies	878.9	812.9	745.0
Professional and medical fees	404.5	357.1	296.8
Lease expense	87.9	89.5	84.9
Other operating expenses	201.4	201.7	175.3
Cost of revenues	2,543.7	2,368.7	2,095.8
General and administrative expenses	118.2	138.7	120.9
Depreciation and amortization	176.0	152.6	118.1
Transaction and integration costs	73.9	100.1	61.7
Net loss on disposals, consolidations and deconsolidations	30.4	40.6	14.4
Equity in earnings of unconsolidated affiliates	(22.9)	(19.5)	(14.2)
Litigation settlements	7.3	(0.8)	10.6
Loss on debt extinguishment	1.3	5.1	15.5
Other income, net	(8.7)	(20.0)	(7.5)
	2,919.2	2,765.5	2,415.3
Operating income	389.5	348.8	328.0
Interest expense, net	(272.6)	(201.7)	(193.0)
Income before income taxes	116.9	147.1	135.0
Income tax (expense) benefit	(18.0)	(134.6)	0.3
Net income	98.9	12.5	135.3
Less: Net income attributable to non-controlling interests	(176.8)	(180.6)	(147.2)
Net loss attributable to Surgery Partners, Inc.	$(77.9)	$(168.1)	$(11.9)

Net loss per share attributable to common stockholders:
Basic	$(0.61)	$(1.33)	$(0.09)
Diluted (1)	$(0.61)	$(1.33)	$(0.09)
Weighted average common shares outstanding:
Basic	127,209	126,122	125,613
Diluted (1)	127,209	126,122	125,613
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.

See notes to unaudited consolidated financial statements.
2

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023

Net income	$98.9	$12.5	$135.3
Other comprehensive (loss) income, net of tax:
Derivative activity, net of tax of $0	(18.6)	(52.7)	(18.7)
Comprehensive income (loss)	80.3	(40.2)	116.6
Less: Comprehensive income attributable to non-controlling interests	(176.8)	(180.6)	(147.2)
Comprehensive loss attributable to Surgery Partners, Inc.	$(96.5)	$(220.8)	$(30.6)
See notes to consolidated financial statements.
3

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions; shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2022	125,961	$1.3	$2,478.0	$76.2	$(557.3)	$942.7	$2,940.9
Net (loss) income	—	—	—	—	(11.9)	109.4	97.5
Equity-based compensation	633	—	18.5	—	—	—	18.5
Other comprehensive loss	—	—	—	(18.7)	—	—	(18.7)
Acquisition and disposal of shares of non-controlling interests, net	—	—	1.1	—	—	98.2	99.3
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(103.0)	(103.0)
Balance as of December 31, 2023	126,594	1.3	2,497.6	57.5	(569.2)	1,047.3	3,034.5
Net (loss) income	—	—	—	—	(168.1)	143.8	(24.3)
Equity-based compensation	515	—	33.5	—	—	—	33.5
Other comprehensive loss	—	—	—	(52.7)	—	—	(52.7)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(10.2)	—	—	342.6	332.4
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(127.0)	(127.0)
Balance as of December 31, 2024	127,109	1.3	2,520.9	4.8	(737.3)	1,406.7	3,196.4
Net (loss) income	—	—	—	—	(77.9)	159.6	81.7
Equity-based compensation	2,212	—	26.2	—	—	—	26.2
Other comprehensive loss	—	—	—	(18.6)	—	—	(18.6)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(6.5)	—	—	31.6	25.1
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(179.5)	(179.5)
Balance as of December 31, 2025	129,321	$1.3	$2,540.6	$(13.8)	$(815.2)	$1,418.4	$3,131.3

See notes to consolidated financial statements.

4

SURGERY PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net income	$98.9	$12.5	$135.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176.0	152.6	118.1
Non-cash lease expense	37.8	38.9	35.2
Non-cash interest expense, net	9.6	6.5	25.0
Equity-based compensation expense	14.8	33.3	17.7
Net loss on disposals, consolidations and deconsolidations	30.4	40.6	14.4
Loss on debt extinguishment	1.3	5.1	15.5
Deferred income taxes	16.7	131.5	(1.7)
Equity in earnings of unconsolidated affiliates, net of distributions received	(0.8)	(2.0)	(2.2)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(53.8)	(72.1)	(47.2)
Other operating assets and liabilities	(56.6)	(46.8)	(16.3)
Net cash provided by operating activities	274.3	300.1	293.8

Cash flows from investing activities:
Purchases of property and equipment	(78.7)	(90.4)	(88.8)
Payments for acquisitions, net of cash acquired	(162.1)	(378.8)	(80.0)
Proceeds from disposals of facilities and other assets	46.5	2.6	25.8
Purchases of equity investments	(13.3)	(1.7)	(50.3)
Proceeds from sales of equity investments	1.5	4.6	1.4
Other investing activities	(40.5)	(24.8)	(33.7)
Net cash used in investing activities	(246.6)	(488.5)	(225.6)

Cash flows from financing activities:
Principal payments on long-term debt	(1,039.8)	(1,279.3)	(807.1)
Borrowings of long-term debt	1,202.6	1,729.7	826.6
Payments of debt issuance costs	(4.1)	(14.9)	(24.3)
Distributions to non-controlling interest holders	(226.0)	(170.5)	(146.1)
Proceeds (payments) related to ownership transactions with non-controlling interest holders	0.6	9.6	8.2
Other financing activities	9.4	(12.6)	(12.5)
Net cash (used in) provided by financing activities	(57.3)	262.0	(155.2)
Net (decrease) increase in cash and cash equivalents	(29.6)	73.6	(87.0)
Cash and cash equivalents at beginning of period	269.5	195.9	282.9
Cash and cash equivalents at end of period	$239.9	$269.5	$195.9

Supplemental cash flow information:
Interest paid, net of interest income received	256.8	199.7	169.6
Cash paid for income taxes	1.2	1.6	1.4
Non-cash purchases of property and equipment	14.2	12.9	18.0

See notes to consolidated financial statements.
5

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
As of December 31, 2025, the Company owned or operated a portfolio of 176 surgical facilities, comprised of 157 ASCs and 19 surgical hospitals in 30 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 90 of these surgical facilities and consolidated 121 surgical facilities for financial reporting purposes.
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
The following table presents a summary of revenues by service type as a percentage of total revenues:

	Year Ended December 31,
	2025	2024	2023
Patient service revenues	97.5%	98.1%	98.4%
Other service revenues	2.5%	1.9%	1.6%
Total revenues	100.0%	100.0%	100.0%
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
6

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company determines the transaction price based on gross charges for services provided, net of estimated contractual adjustments and implicit price concessions. The Company estimates its contractual adjustments and implicit price concessions based on contractual agreements, its discount policies and historical experience of cash collections and historical write-offs. The estimated contractual adjustments and implicit price concessions are recognized at the time of services being performed, with ASCs generally based on contractual agreements and surgical hospitals generally based on historical experience of cash collections and write-offs. Changes in estimated contractual adjustments and implicit price concessions are recorded in the period of change, with final adjustments, if any, typically at the time of payment.
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Patient service revenues:
Private insurance	$1,687.2	52.3%	$1,634.2	53.5%	$1,418.6	52.5%
Government	1,380.3	42.8%	1,256.8	41.1%	1,128.1	41.8%
Self-pay	87.6	2.7%	82.3	2.7%	68.1	2.5%
Other (1)	71.2	2.2%	81.1	2.7%	85.6	3.2%
Total patient service revenues	3,226.3	100.0%	3,054.4	100.0%	2,700.4	100.0%
Other service revenues (2)	82.4		59.9		42.9
Total revenues	$3,308.7		$3,114.3		$2,743.3
(1)Other is comprised of automobile liability, letters of protection and other payor types.
(2)Includes amounts attributable to related parties of $19.8 million, $17.4 million and $18.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Accounts Receivable
Accounts receivable from third-party payors are recorded net of contractual allowances and implicit price concessions, which are estimated based on established fee schedules, relationships with payors, procedure statistics and other objective information including the historical trend of cash collections and contractual write-offs. The Company estimates its contractual adjustments and implicit price concessions based on contractual agreements, its discount policies and historical experience of cash collections and historical write-offs. The estimated contractual adjustments and implicit price concessions are recognized at the time of services being performed, with ASCs generally based on contractual agreements and surgical hospitals generally based on historical experience of cash collections and write-offs. Changes in estimated contractual adjustments and implicit price concessions are recorded in the period of change, with final adjustments, if any, typically at the time of payment. While changes in estimated reimbursement from third-party payors remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on its financial condition or results of operations.
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
7

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Non-Controlling Interests — Redeemable. Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. Management believes the likelihood of an event occurring that would trigger such purchases was remote as of December 31, 2025. The non-controlling interests—redeemable are reported outside of stockholders' equity in the consolidated balance sheets.
8

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of activity related to redeemable non-controlling interests for the years ended December 31, 2025 and 2024 is as follows (in millions):

	December 31,
	2025	2024

Balance at beginning of period	$438.8	$327.4
Net income attributable to non-controlling interests—redeemable	17.2	36.8
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(14.0)	118.1
Distributions to non-controlling interest —redeemable holders	(46.5)	(43.5)
Balance at end of period	$395.5	$438.8
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2025	2024	2025	2024

Senior secured term loan	$1,374.4	$1,388.1	$1,379.6	$1,400.2
7.250% senior unsecured notes due 2032	$1,225.0	$800.0	$1,237.3	$815.0
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
9

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of December 31, 2025, the Company's consolidated VIEs consisted of nine surgical facilities and 27 physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, were $75.1 million and $87.0 million, respectively, and the total liabilities of the consolidated VIEs were $40.4 million and $55.0 million, respectively.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which established new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. The Company adopted and prospectively applied ASU 2023-09 effective January 1, 2025 and there was no material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 22-40): Disaggregation of Income Statement Expenses, which requires entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance in ASC 815, to more closely align hedge accounting with the economics of an entity’s risk management activities. The ASU provides guidance on five discrete topics, including a topic pertaining to cash flow hedges. The ASU is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted and entities must apply the ASU prospectively for all hedging relationships as of the date of adoption. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.
2. Acquisitions, Disposals and Deconsolidations
Acquisitions
During the year ended December 31, 2025:
•The Company acquired a controlling interest in 12 surgical facilities, several physician practices and other ancillary businesses for aggregate cash consideration of $162.1 million, net of cash acquired, and non-cash consideration of $2.3 million, which consisted of a non-controlling interest in one of the Company's existing surgical facilities. In connection with these acquisitions, the Company preliminarily recognized non-controlling interests of $29.9 million and goodwill of $186.0 million.
•The Company acquired a non-controlling interest in four surgical facilities for aggregate cash consideration of $16.2 million, a portion of which was deferred in accordance with the purchase agreements. These non-controlling interests were accounted for as equity method investments and recorded as a component of investments in and advances to affiliates in the consolidated balance sheets.
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
10

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
Disposals and Deconsolidations
During the year ended December 31, 2025:
•The Company sold its controlling interests in three surgical facilities and one physician practice for aggregate net cash proceeds of $42.4 million. In connection with the transactions, the Company recognized a pre-tax net gain of $7.8 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying consolidated statements of operations for the year ended December 31, 2025.
•The Company sold a portion of its interests in two surgical facilities for net cash proceeds of $4.1 million. As a result of these transactions, the Company no longer controlled the previously controlled surgical facilities but retained non-controlling interests, resulting in the deconsolidation of the previously consolidated entities. These transactions resulted in a pre-tax net gain on deconsolidation of $10.7 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying consolidated statements of operations for the year ended December 31, 2025. The net gain was determined based on the difference between the net cash proceeds plus the fair value of the Company’s retained interests in the entity and the carrying values of both the tangible and intangible assets and liabilities of the entity immediately prior to the transaction.
During the year ended December 31, 2024:
•The Company sold or otherwise disposed of its non-controlling interests in three surgical facilities, which were previously accounted for as a equity method investments, for cash proceeds of $2.6 million. In connection with these transactions, the Company recognized a pre-tax loss of $9.5 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying consolidated statements of operations for the year ended December 31, 2024.
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
11

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
A summary of property and equipment follows (in millions):

	December 31,
	2025	2024

Land	$5.9	$9.7
Buildings and improvements	274.9	258.7
Furniture and equipment	33.1	32.7
Computer and software	130.1	120.0
Medical equipment	366.9	348.3
Right-of-use finance lease assets	944.5	818.1
Construction in progress	49.2	54.7
Property and equipment, at cost	1,804.6	1,642.2
Less: Accumulated depreciation	(651.2)	(553.9)
Property and equipment, net	$1,153.4	$1,088.3
Depreciation expense was $170.2 million, $144.8 million and $112.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
4. Goodwill and Intangible Assets
Goodwill
Goodwill represents the fair value of the consideration provided in an acquisition over the fair value of net assets acquired and is not amortized.
The Company tests its goodwill for impairment in the fourth quarter of each year, or more frequently if certain indicators arise. The Company tests for goodwill impairment at the reporting unit level. During 2025, the Company identified two reporting units, American Group and National Group.
The Company compares the carrying value of the net assets of the reporting units to the estimated fair values. To determine the fair value of the reporting units, the Company obtained valuations at the reporting unit level prepared by third-party valuation specialists which typically utilizes a combination of the income and market approaches.
12

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the Company's annual goodwill impairment assessment performed as of October 1, 2025, it was determined that the estimated fair values of the reporting units were substantially in excess of their carrying values. A detailed evaluation of potential impairment indicators was performed, which specifically considered changes in interest rates, inflation risk and market volatility. While the Company believes that all assumptions utilized in the testing were appropriate, they may not reflect actual outcomes that could occur. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
In 2025, 2024 and 2023, there were no non-cash impairment charges.
A summary of the changes in the carrying amount of goodwill follows (in millions):

	December 31,
	2025	2024

Balance at beginning of period	$5,068.0	$4,326.0
Acquisitions, including post acquisition adjustments	176.4	757.2
Disposals and deconsolidations	(49.8)	(15.2)
Balance at end of period	$5,194.6	$5,068.0
A summary of the Company's acquisitions, disposals and deconsolidations for the years ended December 31, 2025 and 2024 is included in Note 2. "Acquisitions and Dispositions."
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
A summary of the components of intangible assets follows (in millions):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Finite-lived intangible assets:
Management rights agreements	$53.2	$(22.5)	$30.7	$50.3	$(18.7)	$31.6
Other	30.2	(25.0)	5.2	30.1	(22.7)	7.4
Total finite-lived intangible assets	83.4	(47.5)	35.9	80.4	(41.4)	39.0
Indefinite-lived intangible assets	5.1	—	5.1	6.7	—	6.7
Total intangible assets	$88.5	$(47.5)	$41.0	$87.1	$(41.4)	$45.7
Amortization expense for intangible assets was $6.1 million, $8.7 million and $7.6 million for of the years ended December 31, 2025, 2024 and 2023, respectively.
13

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total estimated amortization expense for the next five years and thereafter related to intangible assets follows (in millions):

2026	$6.0
2027	5.4
2028	4.6
2029	3.8
2030	3.1
Thereafter	13.0
Total	$35.9
5. Long-Term Debt
A summary of long-term debt follows (in millions):

	December 31,
	2025	2024

Senior secured term loan (1)	$1,374.4	$1,388.1
Senior secured revolving credit facility	—	192.0
7.250% senior unsecured notes due 2032	1,225.0	800.0
Notes payable and other secured loans	199.3	224.4
Finance lease obligations	935.5	798.7
Less: unamortized debt issuance costs and discounts	(32.0)	(32.9)
Total debt	3,702.2	3,370.3
Less: current maturities	99.3	101.4
Total long-term debt	$3,602.9	$3,268.9
(1)Includes unamortized fair value discount of $1.2 million and $1.4 million as of December 31, 2025 and 2024, respectively.
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
The Term Loan matures on December 19, 2030. Prior to the First Amendment and Second Amendment, as defined below, the Term Loan bore interest at a rate per annum equal to (x) the forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) plus 3.50% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate plus, (ii) 0.50% per annum above the federal funds effective rate and (iii) Term SOFR plus 1.00% per annum, subject to a 1.00% floor) (the “Base Rate”) plus 2.50% per annum.
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
The Revolver matures on December 19, 2028. Interest on any loans drawn under the Revolver shall bear interest at a rate per annum equal to (x) Term SOFR plus 3.25% per annum or (y) the Base Rate plus 2.25% per annum. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.25% per annum, depending on the Company’s first lien net leverage ratio, in respect of unused commitments under the Revolver. The Revolver may be utilized for working capital, capital expenditures and general corporate purposes. As of December 31, 2025, the Company's availability on the Revolver was $692.8 million (including outstanding letters of credit of $11.0 million).
With respect to the Revolver, the Company is required to comply with a maximum first lien net leverage ratio of 5.00:1.00, which covenant will be tested quarterly on a trailing four quarter basis only if, as of the last day of the applicable fiscal quarter the Revolver is
14

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Credit Facilities includes customary negative covenants restricting or limiting the ability of the Company and its restricted subsidiaries, to, among other things, sell assets, alter its business, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase equity interests, incur additional indebtedness or guarantees, make loans and investments, incur liens, enter into transactions with affiliates, prepay certain junior debt, and modify or waive certain material agreements and organizational documents, in each case, subject to customary and other agreed upon exceptions. The Credit Facilities also contain customary affirmative covenants and events of default. As of December 31, 2025, the Company was in compliance with the covenants contained in the Credit Agreement.
In connection with the aforementioned financing transactions, the Company recorded debt issuance costs and discount of $34.5 million, and a debt extinguishment loss of $15.5 million, included in loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended December 31, 2023. The loss includes the partial write-off of unamortized debt issuance costs and discounts related to the prior existing term loans, and a portion of debt issuance costs incurred with entering the Credit Facilities. Debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct reduction from the carrying value of the debt liability and amortized to interest expense using the effective interest method over the lives of the related debt agreements.
First Amendment to Credit Agreement
On June 20, 2024, the Company entered into a first amendment (the "First Amendment") to its Credit Agreement, which replaced or refinanced in full all the existing term loans outstanding under the Credit Agreement (as in effect immediately prior to the First Amendment) (the "2024 Refinancing Term Loans"). The 2024 Refinancing Term Loans mature on December 19, 2030. The 2024 Refinancing Term Loans bear interest at a rate per annum equal to (x) the forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) plus 2.75% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate plus 0.5% per annum above the federal funds effective rate and (ii) Term SOFR plus 1.00% per annum (which shall not be less than 1.00%)) plus 1.75% per annum. The 2024 Refinancing Term Loans amortize in equal quarterly installments of 0.25% of the aggregate original principal amount of the 2024 Refinancing Term Loans. Voluntary prepayments of the 2024 Refinancing Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except a 1.00% call premium in the case of certain repricing events occurring prior to the sixth month anniversary of the effective date of the First Amendment).
In connection with the First Amendment, the Company recorded debt issuance costs and discount of $2.4 million, and a debt extinguishment loss of $2.3 million, which is included in loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2024. The loss on debt extinguishment includes the partial write-off of unamortized debt issuance costs and discounts.
Second Amendment to Credit Agreement
On August 13, 2025, the Company entered into a second amendment (the "Second Amendment") to its Credit Agreement, which amends the Credit Agreement, dated as of December 19, 2023, and amended on June 20, 2024. The Second Amendment provides for a new tranche of term loans under the Credit Agreement in an aggregate principal amount of $1,383 million (the “2025 Refinancing Term Loans”), which 2025 Refinancing Term Loans replace or refinance in full all of the existing term loans outstanding under the Credit Agreement (as in effect immediately prior to the Second Amendment), and (ii) refinance in full all of the existing revolving credit commitments and outstanding revolving loans under the Credit Agreement (as in effect immediately prior to the Second Amendment), all as further set forth in the Second Amendment. The 2025 Refinancing Term Loans mature on December 19, 2030 and the refinanced revolving credit commitments and refinanced revolving loans mature on December 19, 2028. The 2025 Refinancing Loans shall bear interest at a rate per annum equal to (x) the forward-looking term rate based on Term SOFR plus 2.50% per annum or (y) an alternate base rate (which will be the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% per annum and (iii) Term SOFR plus 1.00% per annum (which shall not be less than 1.00%)) plus 1.50% per annum. The 2025 Refinancing Term Loans amortize in equal quarterly installments of 0.25% of the aggregate original principal amount of the 2025 Refinancing Term Loans (such amortization payments will commenced on the last business day of the fiscal quarter ending September 30, 2025). Voluntary prepayments of the 2025 Refinancing Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except a 1.00% call premium in the case of certain repricing events occurring prior to the sixth month anniversary of the Second Amendment Effective Date).
In connection with the Second Amendment, the Company recorded debt issuance costs and discount of $1.6 million, and a debt extinguishment loss of $1.3 million which is included in loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2025. The loss on debt extinguishment includes the partial write-off of unamortized debt issuance costs and discounts.
15

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On December 16, 2025, the Company completed the issuance and sale of $425.0 million in aggregate principal amount of senior unsecured notes due 2032 at 101.00% of the principal cost. The notes were issued as part of the same series as the existing 2032 Unsecured Notes originally issued in April 2024, and have the same terms. In connection with the notes issuance, the Company recorded debt issuance costs, net of issuance premiums of $2.5 million. Proceeds from the sale of the $425.0 million 2032 Notes were used to (i) repay outstanding borrowings under the Revolver, (ii) pay fees and expenses incurred in connection with the offering of the 2032 Notes and (iii) for general corporate purposes, including potential future acquisitions.

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
Maturities
A summary of maturities for the Company's long-term debt, excluding unamortized debt issuance costs and the unamortized fair value discount discussed above, for the next five years and thereafter as of December 31, 2025 follows (in millions):

2026	$99.3
2027	91.1
2028	83.1
2029	72.2
2030	1,382.8
Thereafter	2,006.9
Total	$3,735.4
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
16

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheets (in millions):

	Classification in Consolidated Balance Sheets	December 31, 2025	December 31, 2024

Assets:
Operating lease assets	Right-of-use operating lease assets	$289.2	$295.7
Finance lease assets	Property and equipment, net of accumulated depreciation	740.4	655.6
Total leased assets		$1,029.6	$951.3

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$42.7	$41.0
Long-term	Right-of-use operating lease liabilities	279.9	292.1
Total operating lease liabilities		322.6	333.1
Finance lease liabilities:
Current	Current maturities of long-term debt	39.0	33.1
Long-term	Long-term debt, less current maturities	896.5	765.6
Total finance lease liabilities		935.5	798.7
Total lease liabilities		$1,258.1	$1,131.8
During the year ended December 31, 2025, the Company extended or otherwise modified the renewal terms of certain existing facility real estate leases, resulting in the reclassification of the leases from operating to finance. The modifications resulted in an increase to finance lease liabilities and assets of $36.6 million and $35.8 million, respectively, including the reclassification of existing operating lease liabilities and assets of $19.6 million and $18.5 million, respectively.
The following table presents the weighted-average lease terms and discount rates at December 31, 2025 and 2024 (in millions):

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases

Weighted-average remaining lease term	10.8 years	19.6 years	9.8 years	19.2 years
Weight average discount rate	7.5%	7.2%	7.9%	8.1%
17

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of the Company's lease expense and their classification in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2025	2024

Operating lease costs	$64.4	$65.8
Finance lease costs:
Amortization of leased assets	81.9	62.1
Interest on lease liabilities	61.8	61.8
Total finance lease costs	143.7	123.9
Variable and short-term lease costs	24.4	24.5
Total lease costs	$232.5	$214.2
During the years ended December 31, 2025 and 2024, the Company incurred lease costs of $25.1 million and $24.8 million, respectively, under operating lease agreements with physician investors who are related parties. During the years ended December 31, 2025 and 2024, the Company paid rent of $31.3 million and $25.7 million, respectively, under finance lease agreements with physician investors and a lessor who are related parties. One of the Company's surgical facilities has a non-controlling ownership interest in the lessor. Payments are allocated to principal adjustments of the finance lease liability and interest expense.
The following table presents supplemental cash flow information (in millions):

	Year Ended December 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$61.3	$62.8
Operating cash outflows from finance leases	$57.8	$59.1
Financing cash outflows from finance leases	$39.2	$33.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$61.2	$132.3
Finance leases	$31.5	$89.2
Future maturities of lease liabilities at December 31, 2025 are presented in the following table (in millions):

	Operating Leases	Finance Leases

2026	$64.9	$102.5
2027	56.8	99.3
2028	46.9	94.4
2029	41.1	90.6
2030	35.9	87.5
Thereafter	226.0	1,439.8
Total lease payments	471.6	1,914.1
Less: imputed interest	(149.0)	(978.6)
Total lease obligations	$322.6	$935.5
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
18

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The key terms of interest rate swaps and interest rate caps outstanding are presented below:

		December 31, 2025		December 31, 2024
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Pay-fixed swap	May 7, 2021	$—	Matured	$435.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	—	Matured	330.0	Active	March 31, 2025
Pay-fixed swap	May 7, 2021	—	Matured	435.0	Active	March 31, 2025
Interest rate cap	September 30, 2021	—	Matured	143.6	Active	March 31, 2025
Interest rate cap	September 30, 2021	—	Matured	8.2	Active	March 31, 2025
Deferred premium cap	March 31, 2025	393.0	Active	396.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	196.5	Active	198.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	393.0	Active	396.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	196.5	Active	198.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	196.5	Active	198.0	Active	December 31, 2028
		$1,375.5		$2,737.8

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
Prior to maturity, the pay-fixed, receive floating interest rate swaps did not meet the requirements to be considered derivatives in their entirety as a result of the financing component. Accordingly, the swaps were considered hybrid instruments, consisting of a financing element treated as a debt instrument and an embedded at-market derivative that was designated as a cash flow hedge. Within the Company’s consolidated balance sheets, the financing elements treated as debt instruments were carried at amortized cost and the embedded at-market derivatives were recorded at fair value. The fair value was determined using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy. The cash flows related to the portion treated as debt are classified as financing activities in the consolidated statements of cash flows while the portions that were treated as an at-market derivative are classified as operating activities.
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
19

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair values of our derivatives and their location on the consolidated balance sheets (in millions):

	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Derivatives in cash flow hedging relationships
Interest rate caps (1)	$—	$—	$1.1	$—
Interest rate swaps (1)	—	—	9.7	—
Interest rate caps (2)	—	13.8	—	6.1
Interest rate swaps (3) (4)	—	—	—	3.5
Total	$—	$13.8	$10.8	$9.6
(1)Amounts were included in other current assets on the consolidated balance sheets as of December 31, 2024.
(2)Amounts were included in other long-term liabilities on the consolidated balance sheets as of December 31, 2025 and December 31, 2024.
(3)Amounts were included in other current liabilities on the consolidated balance sheets as of December 31, 2024.
(4)Amounts related to the financing component of the pay-fixed interest rate swaps.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and consolidated statements of operations (in millions):

		Year Ended December 31,
	Location	2025	2024	2023
Derivatives not designated as hedging instruments
Loss recognized in income	Other income, net	$—	$—	$0.6

Derivatives in cash flow hedging relationships
(Loss) gain recognized in OCI (effective portion)		$(11.9)	$4.3	$16.0
Gain reclassified from accumulated OCI into income (effective portion) (1)	Interest expense, net	(6.7)	(57.0)	(34.7)
(1)Includes amortization of accumulated OCI related to de-designated and terminated interest rate swaps of $19.6 million for the year ended December 31, 2023. There were no corresponding amounts for the years ended December 31 2025 and 2024.
20

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

	Year Ended December 31,
	2025	2024	2023

Numerator:
Net loss attributable to Surgery Partners, Inc.	$(77.9)	$(168.1)	$(11.9)

Denominator:
Weighted average common shares outstanding:
Basic	127,209	126,122	125,613
Diluted (1)	127,209	126,122	125,613

Net loss per share attributable to common stockholders:
Basic	$(0.61)	$(1.33)	$(0.09)
Diluted (1)	$(0.61)	$(1.33)	$(0.09)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	407	1,133	1,246
Restricted shares	512	372	263
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.
Share Repurchase Authorization
On December 15, 2017, the Company's Board of Directors authorized a share repurchase program of up to $50.0 million of the Company's issued and outstanding common stock from time to time. The authorization does not have a specified expiration date, and the share repurchase program may be suspended, recommenced or discontinued at any time or from time to time without prior notice. At December 31, 2025, the Company had $46.0 million of repurchase authorization available under the December 2017 authorization. The authorization does not obligate the Company to repurchase any shares, and the Company does not intend to make further repurchases.
On February 26, 2026, our Board of Directors authorized a share repurchase program of up to $200.0 million. The share repurchase program authorized on February 26, 2026 replaced the previous program.
9.  Income Taxes
Income tax expense (benefit) is comprised of the following (in millions):

	Year Ended December 31,
	2025	2024	2023

Current:
Federal	$—	$—	$—
State	1.1	3.1	1.4
Deferred:
Federal	11.6	114.6	(1.5)
State	5.3	16.9	(0.2)
Total income tax expense (benefit)	$18.0	$134.6	$(0.3)
21

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes as reported in the consolidated statements of operations and the amount of income tax expense (benefit) computed by multiplying consolidated income (loss) in each year by the U.S. federal statutory rate of 21% follows (in millions). The reconciling item of $43.0 million reverses the earnings attributable to the non-controlling interest as the Company is not responsible for the tax associated with those earnings. State taxes in Texas and Tennessee for 2025 made up the majority (greater than 50%) of the tax effect in this category.

As of December 31, 2025 and December 31, 2024, the Company was in a cumulative three-year pre-tax loss position, which was considered significant negative evidence that could not be overcome by objective and verifiable positive evidence. Based on the weight of available evidence, the Company concluded that it was more likely than not that a portion of its net deferred tax assets will not be realized. Therefore, in accordance with ASC 740-10-30, the Company recorded a full valuation allowance, net of future reversing deferred tax liabilities, on its deferred tax assets to reflect the net realizable value as of the balance sheet dates.

Below is tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percent

Tax expense at U.S. federal statutory rate	$24.5	21.0%
State income tax, net of U.S. federal tax benefit	6.3	5.4%
Change in federal valuation allowance	18.1	15.5%
Net income attributable to non-controlling interests	(43.0)	(36.8)%
Stock option compensation	(2.7)	(2.3)%
Non-deductible compensation	4.1	3.5%
Differences related to divested facilities	1.9	1.6%
Other permanent items	1.0	0.9%
Tax return reconciling differences	7.5	6.4%
Other	0.3	0.3%
Total income tax expense (benefit)	$18.0	15.4%
Below is a reconciliation of the statutory federal income tax expense and the Company's total income tax expense for the years ended December 31, 2024 and 2023:

	2024	2023
	Amount	Amount

Tax expense at U.S. federal statutory rate	$30.8	$28.4
State income tax, net of U.S. federal tax benefit	19.9	0.9
Change in federal valuation allowance	115.4	21.5
Net income attributable to non-controlling interests	(41.5)	(30.9)
Stock option compensation	5.5	0.1
Differences related to divested facilities	(3.3)	(18.9)
Tax return reconciling differences	8.0	(1.0)
Other	(0.2)	(0.4)
Total income tax expense (benefit)	$134.6	$(0.3)
22

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of temporary differences and the approximate tax effects that give rise to the Company’s net deferred tax balance are as follows (in millions):

	December 31,
	2025	2024

Deferred tax assets:
Medical malpractice liability	$5.0	$3.8
Accrued vacation and incentive compensation	—	0.2
Net operating loss carryforwards	144.7	142.9
Allowance for bad debts	0.9	1.1
Capital loss carryforwards	—	3.3
Section 163(j) interest	229.4	191.6
Interest rate derivative liability	3.6	2.5
Right of use liability	45.4	46.2
Software development costs	—	2.1
Other deferred assets	11.2	9.9
Total gross deferred tax assets	440.2	403.6
Less: Valuation allowance	(317.9)	(284.7)
Total deferred tax assets	122.3	118.9
Deferred tax liabilities:
Depreciation on property and equipment	(0.7)	(1.3)
Basis differences of partnerships and joint ventures	(130.5)	(106.7)
Right of use asset	(30.9)	(36.8)
Deferred financing costs	(4.7)	(5.3)
Amortization of intangible assets	(4.3)	(3.1)
Interest rate derivative asset	—	(2.9)
Accrued vacation and incentive compensation	(1.6)	—
Other deferred liabilities	(3.0)	(2.0)
Total deferred tax liabilities	(175.7)	(158.1)
Net deferred tax liabilities	$(53.4)	$(39.2)
The Company had federal NOL carryforwards of $532.4 million as of December 31, 2025, of which $424.6 million expire between 2031 and 2037. The remaining federal NOL carryforwards, which were generated after 2017, do not expire. The Company had state NOL carryforwards of $657.1 million as of December 31, 2025, which expire between 2026 and 2045. The Company had federal Section 163(j) interest limitation carryforwards of $961.5 million as of December 31, 2025, which do not expire.
The Company recorded a valuation allowance against deferred tax assets at December 31, 2025 and 2024 totaling $317.9 million and $284.7 million, respectively, which represents an increase of $33.2 million. The increase relates to recording valuation allowance on Section 163(j) interest carry-forward generated during 2025.
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2022 or state income tax examinations for years prior to 2021.
The Company made income tax payments of $1.2 million, $1.6 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. In each of these periods the income tax payments related to states in which the Company does not have a NOL to offset taxable income. During the years ended December 31, 2025, 2024 and 2023, the Company made no federal income tax payments due to utilization of its NOL carryforwards. The Company paid state income taxes of $1.0 million to Texas for the year ended December 31, 2025.
23

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending liability for gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows (in millions):

	December 31,
	2025	2024	2023

Unrecognized tax benefits at beginning of year	$—	$—	$0.1
Additions for tax provisions of the current year	—	—	—
Additions for acquired positions	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	(0.1)
Reductions for statute of limitations expirations	—	—	—
Unrecognized tax benefits at end of year	$—	$—	$—
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations. For the years ended December 31, 2025 and 2024, the Company had no accrued interest and penalties related to uncertain tax positions.
10.  Equity-Based Compensation
On June 10, 2025, the Company's stockholders approved the Surgery Partners, Inc. 2025 Omnibus Incentive Plan ("2025 Omnibus Incentive Plan"), which replaced the Surgery Partners, Inc. 2015 Omnibus Incentive Plan, as amended and restated effective January 1, 2020 ("2015 Omnibus Incentive Plan"). Under the 2025 Omnibus Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of its common stock. As of December 31, 2025, 5,000,000 shares were authorized to be granted under the 2025 Omnibus Incentive Plan and 4,822,458 were available for future equity grants.
Following approval of the 2025 Omnibus Incentive Plan, no further awards can be granted under the 2015 Omnibus Incentive Plan. However, awards granted prior to June 10, 2025 remain outstanding and continue to vest in accordance with their original terms. Shares subject to awards outstanding under the 2015 Omnibus Incentive Plan that are forfeited or expire are not available for reissuance.
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
Restricted and Performance Share-Based Awards
During the years ended December 31, 2025 and 2024, the Company granted restricted stock awards ("RSAs") of 756,804 and 410,057, respectively, to certain officers, employees and non-employee directors. In general, RSAs vest ratably over a one to three-year service period, contingent upon continued employment or service to the Company.
During the years ended December 31, 2025 and 2024, the Company granted performance-based restricted stock units ("PSUs") of 750,335 and 399,745, respectively, which were subject to the achievement of various performance conditions. The performance period for these PSUs is generally one year from the date of grant, with ratable vesting continuing for three years after the date of grant or a one-time cliff vesting. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the vesting periods. For certain PSUs awarded to officers of the Company, the number of shares payable at the end of the performance periods ranges from 0% to 300% of the targeted units based on the Company’s actual performance results and/or market conditions as compared to the targets.
During the years ended December 31, 2025 and 2024, 503,708 and 123,742 of the PSUs previously granted were deemed to have been earned, respectively.
24

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted and Performance Share-Based Activity
A summary of non-vested restricted share-based activity for the years ended December 31, 2025, 2024, and 2023 follows:

	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	995,413	$23.87
Granted/Earned	579,910	32.54
Forfeited/Cancelled	(50,158)	35.14
Vested	(794,315)	32.55
Outstanding at December 31, 2023	730,850	$38.10
Granted/Earned	533,799	30.85
Forfeited/Cancelled	(48,002)	27.21
Vested	(329,813)	30.81
Outstanding at December 31, 2024	886,834	$33.36
Granted/Earned	1,327,814	23.92
Forfeited/Cancelled	(130,233)	21.83
Vested	(876,167)	24.12
Outstanding at December 31, 2025	1,208,248	$26.95
Stock Options
No stock options were granted during the years ended December 31, 2025, 2024 and 2023. Options to purchase shares are granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. All of the outstanding stock options were exercisable as of December 31, 2025.
Stock Option Activity
A summary of stock option activity for the years ended December 31, 2025, 2024, and 2023 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	1,948,360	$12.69	5.9
Granted	—
Exercised	(103,141)	12.92	4.0
Forfeited/Cancelled	—
Outstanding at December 31, 2023	1,845,219	$12.68	5.0
Granted	—
Exercised	(29,859)	12.38	4.2
Forfeited/Cancelled	—
Outstanding at December 31, 2024	1,815,360	$12.68	4.0
Granted	—
Exercised	(934,500)	11.32	3.3
Forfeited/Cancelled	(4,015)	21.17	0.0
Outstanding at December 31, 2025	876,845	$12.12	3.3
Stock Appreciation Rights
During the year ended December 31, 2025, 200,000 stock-settled stock appreciation right awards (the "SAR Awards") were exercised. These SAR Awards were granted on December 16, 2018. The SAR Awards had an exercise price of $12.90. Fifty percent (50%) of the SAR Awards vested in five equal annual installments on each of the first five anniversaries of the date of grant, generally subject to continued employment on each vesting date. Twenty-five percent (25%) of the award vested based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $25.00 over a period of sixty (60) consecutive trading days, and twenty-five percent (25%) of the award vested based on satisfaction of the time condition and the achievement by the Company of an average closing price of a share of Common Stock on the Nasdaq Stock Market of $35.00 over
25

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a period of sixty (60) consecutive trading days, in each case, generally subject to continued employment on each vesting date. As of December 31, 2025, there were no SAR Awards outstanding.
Other information pertaining to equity-based compensation
At December 31, 2025, unrecognized compensation cost related to unvested shares was approximately $25.5 million. Unrecognized compensation cost will be expensed annually based on the number of shares that vest during the year.
The Company records equity-based compensation expense to recognize the fair value of the restricted shares, stock options and SAR Awards granted over the relevant vesting period. The Company recorded equity-based compensation expense of $14.8 million, $33.3 million and $17.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
11.  Employee Benefit Plans
Surgery Partners 401(k) Plan
The Surgery Partners 401(k) Plan is a defined contribution plan whereby certain employees who have completed at least one month of service, including at least one hour of service during that period of time, are eligible to participate. Employees may enroll in the plan immediately upon completion of the minimum service requirement. The Surgery Partners 401(k) Plan allows eligible employees to make contributions of varying percentages or flat dollar amounts of their annual compensation, up to the maximum allowable amounts by the Internal Revenue Service ("IRS"). Eligible employees may or may not receive a match by the Company of their contributions. Employer contributions vest incrementally over a period of five years. The Company's contributions were $18.0 million, $15.3 million and $12.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
12. Other Current Liabilities
A summary of other current liabilities was as follows (in millions):

	December 31, 2025	December 31, 2024

Right-of-use operating lease liabilities	$42.7	$41.0
Cost report liabilities	4.7	21.3
Amounts due to patients and payors	46.6	31.8
Interest payable	19.5	13.4
Interest rate swaps	—	3.5
Accrued expenses and other	129.1	142.9
Total	$242.6	$253.9
13. Commitments and Contingencies
Professional, General and Workers' Compensation and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation and cyber liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of December 31, 2025 and 2024 were $23.9 million and $19.2 million, respectively. Expected insurance recoveries of $8.6 million and $9.6 million as of December 31, 2025 and 2024, respectively, are included as a component of other current assets and other long-term assets in the consolidated balance sheets.
In May 2023, we experienced a cybersecurity incident that temporarily disrupted certain facilities in our Idaho market. We estimate that this incident had an adverse pre-tax impact of approximately $8 million during the year ended December 31, 2023. This estimate includes lost revenue from the associated business interruption and other related expenses. We have filed a claim with the insurance carrier related to this incident. Insurance recoveries of $6.5 million were recognized during each of the years ended December 31, 2024 and December 31, 2025.
26

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
During the years ended December 31, 2025 and 2024, the operating segment previously defined as "Ancillary services" was included with Surgical Facilities based on changes in the operational management of our multi-specialty physician practices.
The Company’s CODM uses Adjusted EBITDA to assess performance and allocate resources. The CODM considers budget-to-actual and actual versus prior period variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

27

SURGERY PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024	2023
Surgical Facilities Revenues	$3,308.7	$3,114.3	$2,743.3

Less:
Salaries and benefits	971.0	907.5	793.8
Supplies	878.9	812.9	745.0
Professional and medical fees	404.5	357.1	296.8
Lease expense	87.9	89.5	84.9
Other segment items (1)	340.2	337.3	288.5
	2,682.5	2,504.3	2,209.0
Adjusted Surgical Facilities EBITDA	$626.2	$610.0	$534.3

Reconciliation:
Add back: Net income attributable to non-controlling interests	(176.8)	(180.6)	(147.2)
Unallocated amounts:
General and administrative expenses	118.2	138.7	120.9
Transaction and integration costs	73.9	100.1	61.7
Other corporate expenses	45.4	50.4	52.8
Depreciation and amortization	176.0	152.6	118.1
Interest expense, net	272.6	201.7	193.0
Income before income taxes	$116.9	$147.1	$135.0
(1)Other segment items includes equity in earnings of unconsolidated affiliates, net income attributable to non-controlling interests and other expenses, net.

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization:
Surgical Facilities	$164.8	$138.9	$110.8
All other	11.2	13.7	7.3
Total depreciation and amortization expense	$176.0	$152.6	$118.1

	December 31, 2025	December 31, 2024
Assets:
Surgical Facilities	$7,643.9	$7,466.3
All other	475.8	423.7
Total assets	$8,119.7	$7,890.0

	Year Ended December 31,
	2025	2024	2023
Cash purchases of property and equipment:
Surgical Facilities	$77.9	$86.6	$88.7
All other	0.8	3.8	0.1
Total cash purchases of property and equipment	$78.7	$90.4	$88.8
28

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGERY PARTNERS, INC.

By:	/s/ J. Eric Evans J. Eric Evans Chief Executive Officer (Principal Executive Officer)
Date: March 2, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
	Chief Executive Officer, Director (Principal Executive Officer)	March 2, 2026
/s/ J. Eric Evans
J. Eric Evans
	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2026
/s/ David T. Doherty
David T. Doherty
	Chairman of the Board	March 2, 2026
/s/ Blair E. Hendrix
Blair E. Hendrix
	Director	March 2, 2026
/s/ T. Devin O'Reilly
T. Devin O'Reilly
	Director	March 2, 2026
/s/ Teresa DeLuca
Teresa DeLuca
	Director	March 2, 2026
/s/ John A. Deane
John A. Deane
	Director	March 2, 2026
/s/ Brent Turner
Brent Turner
	Director	March 2, 2026
/s/ Andrew Kaplan
Andrew Kaplan
	Director	March 2, 2026
/s/ Clifford G. Adlerz
Clifford G. Adlerz
	Director	March 2, 2026
/s/ Laura L. Forese
Laura L. Forese
	Director	March 2, 2026

Lloyd Dean