Form 10-Q
period 2026-03-31
Surgery Partners, Inc.
filed 2026-05-05
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of April 28, 2026, there were 130,788,162 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$182.3	$239.9
Accounts receivable	603.4	602.2
Inventories	100.5	96.6
Prepaid expenses	38.8	41.1
Other current assets	157.5	170.9
Total current assets	1,082.5	1,150.7
Property and equipment, net of accumulated depreciation of $686.0 and $651.2, respectively	1,134.9	1,153.4
Goodwill and other intangible assets, net	5,245.0	5,235.6
Investments in and advances to affiliates	225.4	234.0
Right-of-use operating lease assets	281.5	289.2
Other long-term assets	72.8	56.8
Total assets	$8,042.1	$8,119.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$168.6	$208.7
Accrued payroll and benefits	77.1	64.9
Other current liabilities	235.6	242.6
Current maturities of long-term debt	100.4	99.3
Total current liabilities	581.7	615.5
Long-term debt, less current maturities	3,613.5	3,602.9
Right-of-use operating lease liabilities	271.9	279.9
Long-term deferred tax liabilities	52.1	53.4
Other long-term liabilities	41.6	41.2

Non-controlling interests—redeemable	383.4	395.5

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 130,797,216 and 129,321,144, respectively	1.3	1.3
Additional paid-in capital	2,548.3	2,540.6
Accumulated other comprehensive income (loss)	(10.5)	(13.8)
Retained deficit	(851.1)	(815.2)
Total Surgery Partners, Inc. stockholders' equity	1,688.0	1,712.9
Non-controlling interests—non-redeemable	1,409.9	1,418.4
Total stockholders' equity	3,097.9	3,131.3
Total liabilities and stockholders' equity	$8,042.1	$8,119.7

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts; shares in thousands)

	Three Months Ended March 31,
	2026	2025

Revenues	$810.9	$776.0
Operating expenses:
Salaries and benefits	247.4	238.6
Supplies	220.2	215.8
Professional and medical fees	101.3	95.3
Lease expense	23.0	20.8
Other operating expenses	58.8	43.6
Cost of revenues	650.7	614.1
General and administrative expenses	39.3	36.0
Depreciation and amortization	38.5	36.3
Transaction and integration costs	15.6	24.7
Net loss on disposals, consolidations and deconsolidations	4.3	6.4
Equity in earnings of unconsolidated affiliates	(4.1)	(5.6)
Litigation settlements	2.5	2.2
Other income, net	(1.7)	—
	745.1	714.1
Operating income	65.8	61.9
Interest expense, net	(69.1)	(62.2)
Income (loss) before income taxes	(3.3)	(0.3)
Income tax (expense) benefit	1.2	—
Net income (loss)	(2.1)	(0.3)
Less: Net income attributable to non-controlling interests	(33.8)	(37.4)
Net income (loss) attributable to Surgery Partners, Inc.	$(35.9)	$(37.7)

Net loss per share attributable to common stockholders:
Basic	$(0.28)	$(0.30)
Diluted (1)	$(0.28)	$(0.30)
Weighted average common shares outstanding:
Basic	128,367	126,602
Diluted (1)	128,367	126,602
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$(2.1)	$(0.3)
Other comprehensive income (loss), net of tax:
Derivative activity, net of tax of $0	3.3	(16.6)
Comprehensive income (loss)	1.2	(16.9)
Less: Comprehensive income attributable to non-controlling interests	(33.8)	(37.4)
Comprehensive income (loss) attributable to Surgery Partners, Inc.	$(32.6)	$(54.3)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2025	129,321	$1.3	$2,540.6	$(13.8)	$(815.2)	$1,418.4	$3,131.3
Net income (loss)	—	—	—	—	(35.9)	34.2	(1.7)
Equity-based compensation	1,476	—	6.0	—	—	—	6.0
Other comprehensive income (loss)	—	—	—	3.3	—	—	3.3
Acquisition and disposal of shares of non-controlling interests, net	—	—	1.7	—	—	3.3	5.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(46.0)	(46.0)
Balance as of March 31, 2026	130,797	$1.3	$2,548.3	$(10.5)	$(851.1)	$1,409.9	$3,097.9

Balance as of December 31, 2024	127,109	$1.3	$2,520.9	$4.8	$(737.3)	$1,406.7	$3,196.4
Net income (loss)	—	—	—	—	(37.7)	32.6	(5.1)
Equity-based compensation	1,084	—	7.6	—	—	—	7.6
Other comprehensive income (loss)	—	—	—	(16.6)	—	—	(16.6)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(2.6)	—	—	25.6	23.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(49.3)	(49.3)
Balance as of March 31, 2025	128,193	$1.3	$2,525.9	$(11.8)	$(775.0)	$1,415.6	$3,156.0

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [Open]
(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(2.1)	$(0.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38.5	36.3
Non-cash lease expense	11.2	9.6
Non-cash interest expense, net	2.3	2.5
Equity-based compensation expense	5.8	7.6
Net loss on disposals, consolidations and deconsolidations	4.3	6.4
Deferred income taxes	(1.3)	(0.3)
Equity in earnings of unconsolidated affiliates, net of distributions received	2.6	1.1
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	3.6	4.8
Other operating assets and liabilities	(53.2)	(61.7)
Net cash provided by (used in) operating activities	11.7	6.0

Cash flows from investing activities:
Purchases of property and equipment	(16.0)	(22.7)
Payments for acquisitions, net of cash acquired	(4.2)	(44.0)
Proceeds from disposals of facilities and other assets	—	4.8
Purchases of equity investments	—	(3.8)
Proceeds from sales of equity investments	0.9	—
Other investing activities	5.9	(10.7)
Net cash provided by (used in) investing activities	(13.4)	(76.4)

Cash flows from financing activities:
Principal payments on long-term debt	(193.8)	(119.3)
Borrowings of long-term debt	195.4	213.6
Payments of debt issuance costs	(0.4)	—
Distributions to non-controlling interest holders	(58.0)	(62.3)
Proceeds related to ownership transactions with non-controlling interest holders	0.5	1.7
Other financing activities	0.4	(3.5)
Net cash provided by (used in) financing activities	(55.9)	30.2
Net increase (decrease) in cash and cash equivalents	(57.6)	(40.2)
Cash and cash equivalents at beginning of period	239.9	269.5
Cash and cash equivalents at end of period	$182.3	$229.3

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
As of March 31, 2026, the Company owned or operated a portfolio of 180 surgical facilities, comprised of 161 ASCs and 19 surgical hospitals in 30 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 89 of these surgical facilities and consolidated 122 surgical facilities for financial reporting purposes.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K"). Certain prior year amounts have been reclassified to conform with the current year presentation.
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
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications were specific to the Company’s payor mix disclosures and had no effect on the reported results of operations.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of revenues by service type as a percentage of total revenues:

	Three Months Ended March 31,
	2026	2025
Patient service revenues	97.7%	97.8%
Other service revenues	2.3%	2.2%
Total revenues	100.0%	100.0%
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$398.9	50.4%	$393.8	51.9%
Government	357.4	45.1%	328.5	43.3%
Self-pay	19.2	2.4%	20.1	2.7%
Other (1)	16.6	2.1%	16.0	2.1%
Total patient service revenues	792.1	100.0%	758.4	100.0%
Other service revenues	18.8		17.6
Total revenues	$810.9		$776.0

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In assessing tax contingencies, we apply the provisions of ASC 740, “Income Taxes”. We apply the recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. We classify interest and penalties as a component of income tax expense. During each reporting period, we assess the facts and circumstances related to recorded tax contingencies, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue. If tax contingencies are no longer deemed probable based upon new facts and circumstances, the contingency is reflected as a reduction of the provision for income taxes in the current period.
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions, disposals and deconsolidations for the three months ended March 31, 2026 is included in Note 2. "Acquisitions, Disposals and Deconsolidations."

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity related to goodwill for the three months ended March 31, 2026 is as follows (in millions):

Balance as of December 31, 2025	$5,194.6
Acquisitions, including post acquisition adjustments	10.6
Disposals	—
Balance as of March 31, 2026	$5,205.2
A detailed evaluation of potential impairment indicators was performed as of March 31, 2026, which specifically considered recent changes in interest rates, inflation risk and market volatility. On the basis of available evidence as of March 31, 2026, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
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
Non-Controlling Interests—Redeemable
Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. Management believes the likelihood of an event occurring that would trigger such purchases was remote as of March 31, 2026. The non-controlling interests—redeemable are reported outside of stockholders' equity in the condensed consolidated balance sheets.
A summary of activity related to redeemable non-controlling interests is as follows (in millions):

	Three Months Ended March 31,
	2026	2025

Balance at beginning of period	$395.5	$438.8
Net income attributable to non-controlling interests—redeemable	(0.4)	4.8
Acquisition and disposal of shares of non-controlling interests, net—redeemable	0.3	1.0
Distributions to non-controlling interest —redeemable holders	(12.0)	(14.1)
Balance at end of period	$383.4	$430.5
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

Senior secured term loan	$1,371.0	$1,374.4	$1,371.0	$1,379.6
7.250% senior unsecured notes due 2032	$1,225.0	$1,225.0	$1,212.8	$1,237.3
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation." The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of March 31, 2026, the Company's consolidated VIEs consisted of nine surgical facilities and 27 physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, were $77.1 million and $75.1 million, respectively, and the total liabilities of the consolidated VIEs were $40.4 million and $40.4 million, respectively.\
2. Acquisitions, Disposals and Deconsolidations
Acquisitions
During the three months ended March 31, 2026:
•The Company acquired a controlling interest in one surgical facility for aggregate cash consideration of $4.2 million, net of cash acquired. In connection with this acquisition, the Company preliminarily recognized non-controlling interests of $4.1 million and goodwill of $8.3 million.
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
Disposals and Deconsolidations
During the three months ended March 31, 2026:
•The Company disposed of its non-controlling interests in one surgical facility, which was previously accounted for as an equity method investment, for cash proceeds of $0.9 million. In connection with this transaction, the Company recognized a pre-tax loss of $4.0 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations.
During the three months ended March 31, 2025:
•The Company sold a portion of its interests in one surgical facility for net cash proceeds of $0.5 million. As a result of the transaction, the Company no longer controlled the previously controlled surgical facility but retained a non-controlling interest, resulting in the deconsolidation of the previously consolidated entity. This transaction resulted in a pretax net loss on deconsolidation of $3.0 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations. The net gain was determined based on the difference between the net cash proceeds plus the fair value of the Company’s retained interests in the entity and the carrying values of both the tangible and intangible assets of the entity immediately prior to the transaction.
•The Company sold or otherwise disposed of its controlling interests in two surgical facilities for aggregate net cash proceeds of $4.3 million. In connection with the transactions, the Company recognized a pre-tax net gain of $0.5 million, which is included in net loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	March 31, 2026	December 31, 2025

Senior secured term loan (1)	$1,371.0	$1,374.4
Senior secured revolving credit facility	28.0	—
7.250% senior unsecured notes due 2032	1,225.0	1,225.0
Notes payable and other secured loans	195.4	199.3
Finance lease obligations	925.7	935.5
Less: unamortized debt issuance costs and discounts	(31.2)	(32.0)
Total debt	3,713.9	3,702.2
Less: current maturities	100.4	99.3
Total long-term debt	$3,613.5	$3,602.9
(1)Includes unamortized fair value discount of $1.2 million as of both March 31, 2026 and December 31, 2025.
Revolving Credit Facility
As of March 31, 2026, the Company's availability on its $703.8 million senior secured revolving credit facility (the "Revolver") was $666.1 million (including letters of credit of $9.7 million). The increase in outstanding borrowings on the Revolver compared to December 31, 2025 was primarily due to changes in working capital needs.
4. Leases
The Company's operating leases are primarily for real estate, including medical office buildings, and corporate and other administrative offices. The Company's finance leases include certain land, buildings and improvements, medical equipment and information technology and telecommunications assets.
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the condensed consolidated balance sheets (in millions):

	Classification in Condensed Consolidated Balance Sheets	March 31, 2026	December 31, 2025

Assets:
Operating lease assets	Right-of-use operating lease assets	$281.5	$289.2
Finance lease assets	Property and equipment, net of accumulated depreciation	725.4	740.4
Total leased assets		$1,006.9	$1,029.6

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$42.2	$42.7
Long-term	Right-of-use operating lease liabilities	271.9	279.9
Total operating lease liabilities		314.1	322.6
Finance lease liabilities:
Current	Current maturities of long-term debt	39.3	39.0
Long-term	Long-term debt, less current maturities	886.4	896.5
Total finance lease liabilities		925.7	935.5
Total lease liabilities		$1,239.8	$1,258.1

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2026	2025

Operating lease costs	$16.7	$16.5
Finance lease costs:
Amortization of leased assets	16.9	16.0
Interest on lease liabilities	16.1	18.2
Total finance lease costs	33.0	34.2
Variable and short-term lease costs	6.5	4.6
Total lease costs	$56.2	$55.3
The following table presents supplemental cash flow information (in millions):

	Three Months Ended March 31,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16.8	$15.8
Operating cash outflows from finance leases	15.1	16.7
Financing cash outflows from finance leases	10.8	6.2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3.6	10.8
Finance leases	1.5	60.0
5. Derivatives and Hedging Activities
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. During 2026 and 2025, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt.
The key terms of interest rate caps outstanding are presented below:

		March 31, 2026		December 31, 2025
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Deferred premium cap	March 31, 2025	$392.0	Active	$393.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	196.0	Active	196.5	Active	December 31, 2028
Deferred premium cap	March 31, 2025	392.0	Active	393.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	196.0	Active	196.5	Active	December 31, 2028
Deferred premium cap	March 31, 2025	196.0	Active	196.5	Active	December 31, 2028
		$1,372.0		$1,375.5
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into interest expense in the same period(s) during which

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $5.4 million will be reclassified as an increase to interest expense.
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Derivatives in cash flow hedging relationships
Interest rate caps (1)	$—	$10.5	$—	$13.8
Total	$—	$10.5	$—	$13.8
(1)Amounts were included in other long-term liabilities on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statements of operations (in millions):

		Three Months Ended March 31,
	Location	2026	2025
Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Other income, net	$—	$—

Derivatives in cash flow hedging relationships
Gain (loss) recognized in OCI (effective portion)		$1.9	$(5.6)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense, net	1.4	(11.0)
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

	Three Months Ended March 31,
	2026	2025

Numerator:
Net income (loss) attributable to Surgery Partners, Inc.	$(35.9)	$(37.7)

Denominator:
Weighted average common shares outstanding:
Basic	128,367	126,602
Diluted (1)	128,367	126,602

Net loss per share attributable to common stockholders:
Basic	$(0.28)	$(0.30)
Diluted (1)	$(0.28)	$(0.30)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	144	957
Restricted shares	115	138
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.  Income Taxes
For the three months ended March 31, 2026, the Company calculated its effective tax rate under a discrete-period approach based solely on its income from operations for the three months ended March 31, 2026. The Company's effective tax rate was 36.4% for the three months ended March 31, 2026. For the three months ended March 31, 2026, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations and a permanent difference between the book and tax deductions related to the Company’s stock compensation expense.
For the three months ended March 31, 2025, the Company estimated its effective tax rate under a discrete-period approach based solely on its income from operations for the three months ended March 31, 2025. The Company’s effective tax rate was 0% for the three months ended March 31, 2025. For the three months ended March 31, 2025, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and a permanent difference between the book and tax deductions related to the Company’s stock compensation expense.
As of March 31, 2026 and December 31, 2025, the Company was in a cumulative three-year pre-tax loss position, which was considered significant negative evidence that could not be overcome by objective and verifiable positive evidence. Based on the weight of available evidence, the Company concluded that it was more likely than not that a portion of its net deferred tax assets will not be realized. Therefore, in accordance with ASC 740-10-30, the Company recorded a full valuation allowance, net of future reversing deferred tax liabilities, on its deferred tax assets to reflect the net realizable value as of the balance sheet dates.
8. Other Current Liabilities
A summary of other current liabilities was as follows (in millions):

	March 31, 2026	December 31, 2025

Right-of-use operating lease liabilities	$42.2	$42.7
Cost report liabilities	7.2	4.7
Amounts due to patients and payors	46.3	46.6
Interest payable	41.9	19.5
Accrued expenses and other	98.0	129.1
Total	$235.6	$242.6
9. Commitments and Contingencies
Professional, General and Workers' Compensation and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation and cyber liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of March 31, 2026 and December 31, 2025 were $26.9 million and $23.9 million, respectively. Expected insurance recoveries of $8.6 million as of both March 31, 2026 and December 31, 2025 are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company’s CODM uses Adjusted EBITDA to assess performance and allocate resources. The CODM considers budget-to-actual and actual versus prior period variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

	Three Months Ended March 31,
	2026	2025
Surgical Facilities Revenues	$810.9	$776.0

Less:
Salaries and benefits	247.4	238.6
Supplies	220.2	215.8
Professional and medical fees	101.3	95.3
Lease expense	23.0	20.8
Other segment items (1)	84.2	73.5
	676.1	644.0
Adjusted Surgical Facilities EBITDA	$134.8	$132.0

Reconciliation:
Add back: Net income attributable to non-controlling interests	(33.8)	(37.4)
Unallocated amounts:
General and administrative expenses	39.3	36.0
Transaction and integration costs	15.6	24.7
Other corporate expenses	9.4	10.5
Depreciation and amortization	38.5	36.3
Interest expense, net	69.1	62.2
Income (loss) before income taxes	$(3.3)	$(0.3)
(1)Other segment items includes equity in earnings of unconsolidated affiliates, net income attributable to non-controlling interests and other expenses, net.

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization:
Surgical Facilities	$35.9	$33.8
All other	2.6	2.5
Total depreciation and amortization expense	$38.5	$36.3

	March 31, 2026	December 31, 2025
Assets:
Surgical Facilities	$7,608.0	$7,643.9
All other	434.1	475.8
Total assets	$8,042.1	$8,119.7

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash purchases of property and equipment:
Surgical Facilities	$16.0	$21.8
All other	—	0.9
Total cash purchases of property and equipment	$16.0	$22.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our 2025 Annual Report on Form 10-K. Unless the context otherwise indicates, the terms "Surgery Partners," "we," "us," "our" or the "Company," as used herein, refer to Surgery Partners, Inc. and its subsidiaries, and the term "affiliates" means direct and indirect subsidiaries of Surgery Partners, Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms "facilities" or "hospitals" refer to entities owned and operated by affiliates of Surgery Partners, Inc. and the term "employees" refers to employees of affiliates of Surgery Partners, Inc.
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
By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, reductions in payments from government health care programs and private insurance payors, such as health maintenance organizations, preferred provider organizations, and other managed care organizations and employers; our ability to contract with private insurance payors; changes in our payor mix or surgical case mix; failure to maintain or develop relationships with physicians on beneficial or favorable terms, or at all; the impact of payor controls designed to reduce the number of surgical procedures; our efforts to integrate operations of acquired businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities; supply chain issues, including shortages or quality control issues with surgery-related products, equipment and medical supplies; competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; our ability to attract and retain qualified health care professionals; our ability to enforce non-compete restrictions against our physicians; our ability to manage material liabilities whether known or unknown incurred as a result of acquiring surgical facilities; the impact of current and future legislation and other health care public policy changes, and the effect of that legislation and other regulatory actions on our business; our ability to comply with current health care laws and regulations; the outcome of legal and regulatory proceedings that have been or may be brought against us; the impact of cybersecurity attacks or intrusions; changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; our indebtedness; the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease on our business; and the risks and uncertainties set forth under the heading "Risk Factors" in our 2025 Annual Report on Form 10-K and discussed from time to time in our reports filed with the SEC.
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
Executive Overview
As of March 31, 2026, we owned or operated, primarily in partnership with physicians, a portfolio of 180 surgical facilities comprised of 161 ASCs and 19 surgical hospitals across 30 states. We owned a majority interest in 89 of the surgical facilities and consolidated 122 of these facilities for financial reporting purposes.
Total revenues for the first quarter of 2026 increased 4.5% to $810.9 million from $776.0 million in the first quarter of 2025. The increase in revenues was attributable to same-facility revenue growth in 2026. Days adjusted same-facility revenues for the first quarter of 2026 increased 4.4% from the first quarter of 2025, with a 3.8% increase in revenue per case and a 0.6% increase in same-facility cases. Additionally, for the first quarter of 2026, net loss attributable to Surgery Partners, Inc. was $35.9 million compared to $37.7 million for the first quarter of 2025. For the first quarter of 2026, Adjusted EBITDA decreased 1.5% to $102.3 million compared to $103.9 million for the same period in 2025. A reconciliation of non-GAAP financial measures appears below under the heading "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and pursuing other portfolio management initiatives. During the first quarter of 2026, we acquired a controlling interest in one surgical facility for aggregate cash consideration of $4.2 million, net of cash acquired.
We had cash and cash equivalents of $182.3 million and $666.1 million of borrowing capacity under the Revolver as of March 31, 2026.

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
The following table summarizes revenues by service type as a percentage of total revenues:

	Three Months Ended March 31,
	2026	2025
Patient service revenues:
Patient service revenues	97.7%	97.8%
Other service revenues	2.3%	2.2%
Total revenues	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Three Months Ended March 31,
	2026	2025

Private insurance payors	50.4%	51.9%
Government payors	45.1%	43.3%
Self-pay payors	2.4%	2.7%
Other payors (1)	2.1%	2.1%
Total	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended March 31,
	2026	2025

Orthopedics and pain management	41.2%	40.5%
Ophthalmology	20.5%	21.9%
Gastrointestinal	23.6%	24.3%
General surgery	2.0%	2.2%
Other	12.7%	11.1%
Total	100.0%	100.0%
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2025 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2025.

Results of Operations
Comparison of Operating Results for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following tables summarize certain results from the condensed consolidated statements of operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025

Revenues	$810.9	$776.0
Operating expenses:
Cost of revenues	650.7	614.1
General and administrative expenses	39.3	36.0
Depreciation and amortization	38.5	36.3
Transaction and integration costs	15.6	24.7
Net loss on disposals, consolidations and deconsolidations	4.3	6.4
Equity in earnings of unconsolidated affiliates	(4.1)	(5.6)
Litigation settlements	2.5	2.2
Other income, net	(1.7)	—
	745.1	714.1
Operating income	65.8	61.9
Interest expense, net	(69.1)	(62.2)
Income (loss) before income taxes	(3.3)	(0.3)
Income tax (expense) benefit	1.2	—
Net income (loss)	(2.1)	(0.3)
Less: Net income attributable to non-controlling interests	(33.8)	(37.4)
Net income (loss) attributable to Surgery Partners, Inc.	$(35.9)	$(37.7)
Revenues. The following table sets forth patient service revenues (in millions):

	Three Months Ended March 31,
	2026	2025

Patient service revenues	$792.1	$758.4
Other service revenues	18.8	17.6
Total revenues	$810.9	$776.0
Patient service revenues increased 4.4% to $792.1 million for the three months ended March 31, 2026 compared to $758.4 million for the three months ended March 31, 2025. The increase was primarily driven by a 4.4% increase in days adjusted same-facility revenues. The increase in days adjusted same-facility revenues was attributable to a 0.6% increase in same-facility case volumes and a 3.8% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $650.7 million for the three months ended March 31, 2026 compared to $614.1 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in case volume and the performance of high acuity procedures completed during the three months ended March 31, 2026, and increased hospital provider taxes related to certain state supplemental programs. As a percentage of revenues, cost of revenues was 80.2% and 79.1% for the three months ended March 31, 2026 and 2025, respectively.
General and Administrative Expenses. General and administrative expenses were $39.3 million and $36.0 million for the three months ended March 31, 2026 and 2025, respectively. As a percentage of revenues, general and administrative expenses were 4.8% and 4.6% for the three months ended March 31, 2026 and 2025, respectively.
Depreciation and Amortization. Depreciation and amortization expenses were $38.5 million and $36.3 million for the three months ended March 31, 2026 and 2025, respectively. As a percentage of revenues, depreciation and amortization expenses were 4.7% for the three months ended March 31, 2026 and 2025.
Transaction and Integration Costs. The Company incurred $15.6 million of transaction and integration costs for the three months ended March 31, 2026 compared to $24.7 million for the three months ended March 31, 2025. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions. The decrease was primarily driven by reduced acquisition and divestiture activity and reduced severance, IT implementation, and revenue cycle standardization costs.

Net Loss on Disposals, Consolidations and Deconsolidations. The net loss on disposals, consolidations and deconsolidations for the three months ended March 31, 2026 and 2025 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $69.1 million for the three months ended March 31, 2026 compared to $62.2 million for the three months ended March 31, 2025. As a percentage of revenues, interest expense, net was 8.5% and 8.0% for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by the maturity of prior interest rate swaps in March 2025 and increased interest related to the incremental senior unsecured notes raised in December 2025, partially offset by reduced borrowings on the Revolver.
Income Tax (Expense) Benefit. Income tax (expense) benefit was $1.2 million and $0.0 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was 36.4% and 0.0% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate for both periods differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations and permanent differences resulting from share-based payment awards.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 4.2% and 4.8% for the three months ended March 31, 2026 and 2025, respectively.
Liquidity and Capital Resources
Cash and cash equivalents were $182.3 million at March 31, 2026 compared to $239.9 million at December 31, 2025.
The primary source of our operating cash flows is the collection of accounts receivable from private insurance companies, federal and state agencies (under the Medicare and Medicaid programs) and individuals. Our cash flows provided by operating activities was $11.7 million for the three months ended March 31, 2026 compared to $6.0 million for the three months ended March 31, 2025. The $5.7 million increase was primarily driven by timing of changes in working capital partially offset by an increase in cash interest payments.
Net cash used in investing activities for the three months ended March 31, 2026 was $13.4 million compared to $76.4 million for the three months ended March 31, 2025. The $63.0 million decrease was primarily driven by an aggregate net decrease of $43.6 million in payments for acquisitions and purchases of equity investments (net of cash acquired), a $6.7 million decrease in purchases of property and equipment and a decrease in other investing activities.
Net cash used in financing activities for the three months ended March 31, 2026 was $55.9 million compared to net cash provided of $30.2 million for the three months ended March 31, 2025. The decrease of $86.1 million was primarily driven by the paydown of long-term debt.
Capital Resources
Net working capital was approximately $500.8 million at March 31, 2026 compared to $535.2 million at December 31, 2025.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.
Material Cash Requirements
There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2026 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K.
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
The following table reconciles Adjusted EBITDA to income (loss) before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended March 31,
	2026	2025
Condensed Consolidated Statements of Operations Data:
Income (loss) before income taxes	$(3.3)	$(0.3)
Plus (minus):
Net income attributable to non-controlling interests	(33.8)	(37.4)
Interest expense, net	69.1	62.2
Depreciation and amortization	38.5	36.3
Equity-based compensation expense	5.8	7.6
Transaction and integration costs (1)	15.6	24.7
De novo start-up costs	1.9	1.7
Net loss on disposals, consolidations and deconsolidations	4.3	6.4
Litigation settlements and other litigation costs (2)	4.2	2.7
Adjusted EBITDA	$102.3	$103.9
(1)For the three months ended March 31, 2026, this amount includes due diligence, transaction and integration costs related to acquisitions (both completed and in the pipeline) and divested facilities (collectively “M&A costs”) of $11.8 million and other costs, including severance, IT implementation, revenue cycle standardization of $3.8 million. For the three months ended March 31, 2025, this amount includes M&A costs of $16.8 million and other costs, including severance, IT implementation, revenue cycle standardization of $7.9 million.
(2)This amount includes a litigation settlement loss of $2.5 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively. This amount also includes other litigation costs of $1.7 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.
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

The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended March 31, 2026

Cash flows from operating activities	$280.0
Plus (minus):
Non-cash interest expense, net	(9.4)
Non-cash lease expense	(39.4)
Deferred income taxes	(15.7)
Equity in earnings of unconsolidated affiliates, net of distributions received	(0.7)
Changes in operating assets and liabilities, net of acquisitions and divestitures	103.1
Income tax expense	16.8
Net income attributable to non-controlling interests	(173.2)
Interest expense, net	279.5
Transaction and integration costs	64.8
De novo start-up costs	6.9
Litigation settlements and other litigation costs	11.9
Acquisitions and synergies (1)	65.1
Credit Agreement EBITDA	$589.7
(1)Represents impact of acquisitions as if each acquisition had occurred on April 1, 2025. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Credit Agreement, as amended.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Additionally, we periodically enter into interest rate swap and cap agreements to manage our exposure to interest rate fluctuations. Our interest rate cap agreements are derivative instruments that provide protection against increases in variable interest rates above a specified contractual rate, based on common notional principal amounts and maturity dates. The notional amounts of the agreements represent balances used solely to calculate contingent cash settlements and do not represent our assets or liabilities. Under these agreements, we receive cash payments from the counterparty when the applicable variable interest rate exceeds the cap rate. Our credit risk related to these agreements is considered low because the agreements are with creditworthy financial institutions. Cash settlements under these agreements are made on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair value of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income.
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate cap agreements at March 31, 2026, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2026.
For more information regarding our interest rate swap and cap agreements, please refer to Note 5. "Derivatives and Hedging Activities" of the accompanying notes to the condensed consolidated financial statements for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 26, 2026, the Board of Directors of the Company authorized a new share repurchase program that permits the repurchase of up to $200 million of the Company’s common stock. No repurchases were made during the first quarter of 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

Date:	May 5, 2026	By:	/s/ David T. Doherty
David T. Doherty
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)