Form 10-Q
period 2026-06-30
Surgery Partners, Inc.
filed 2026-08-10
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of August 3, 2026, there were 130,918,260 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$216.7	$239.9
Accounts receivable	616.6	602.2
Inventories	98.8	96.6
Prepaid expenses	48.3	41.1
Other current assets	145.6	170.9
Total current assets	1,126.0	1,150.7
Property and equipment, net of accumulated depreciation of $718.0 and $651.2, respectively	1,122.7	1,153.4
Goodwill and other intangible assets, net	5,242.1	5,235.6
Investments in and advances to affiliates	226.9	234.0
Right-of-use operating lease assets	278.5	289.2
Other long-term assets	53.5	56.8
Total assets	$8,049.7	$8,119.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$175.2	$208.7
Accrued payroll and benefits	73.1	64.9
Other current liabilities	227.3	242.6
Current maturities of long-term debt	102.9	99.3
Total current liabilities	578.5	615.5
Long-term debt, less current maturities	3,648.3	3,602.9
Right-of-use operating lease liabilities	266.3	279.9
Long-term deferred tax liabilities	54.4	53.4
Other long-term liabilities	33.8	41.2

Non-controlling interests—redeemable	366.7	395.5

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 130,886,397 and 129,321,144, respectively	1.3	1.3
Additional paid-in capital	2,544.4	2,540.6
Accumulated other comprehensive income (loss)	(8.9)	(13.8)
Retained deficit	(866.1)	(815.2)
Total Surgery Partners, Inc. stockholders' equity	1,670.7	1,712.9
Non-controlling interests—non-redeemable	1,431.0	1,418.4
Total stockholders' equity	3,101.7	3,131.3
Total liabilities and stockholders' equity	$8,049.7	$8,119.7

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts; shares in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$848.9	$826.2	$1,659.8	$1,602.2
Operating expenses:
Salaries and benefits	253.1	235.2	500.5	473.8
Supplies	226.8	215.0	447.0	430.8
Professional and medical fees	102.8	102.1	204.1	197.4
Lease expense	24.2	22.9	47.2	43.7
Other operating expenses	51.8	55.4	110.6	99.0
Cost of revenues	658.7	630.6	1,309.4	1,244.7
General and administrative expenses	36.3	36.1	75.6	72.1
Depreciation and amortization	39.3	40.3	77.8	76.6
Transaction and integration costs	18.4	18.1	34.0	42.8
Net (gain) loss on disposals, consolidations and deconsolidations	2.4	(3.0)	6.7	3.4
Equity in earnings of unconsolidated affiliates	(6.4)	(5.5)	(10.5)	(11.1)
Litigation settlements	—	—	2.5	2.2
Other income, net	(1.9)	(2.1)	(3.6)	(2.1)
	746.8	714.5	1,491.9	1,428.6
Operating income	102.1	111.7	167.9	173.6
Interest expense, net	(69.8)	(67.9)	(138.9)	(130.1)
Income (loss) before income taxes	32.3	43.8	29.0	43.5
Income tax (expense) benefit	(2.6)	1.1	(1.4)	1.1
Net income (loss)	29.7	44.9	27.6	44.6
Less: Net income attributable to non-controlling interests	(44.7)	(47.4)	(78.5)	(84.8)
Net income (loss) attributable to Surgery Partners, Inc.	$(15.0)	$(2.5)	$(50.9)	$(40.2)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.12)	$(0.02)	$(0.40)	$(0.32)
Diluted (1)	$(0.12)	$(0.02)	$(0.40)	$(0.32)
Weighted average common shares outstanding:
Basic	128,825	126,980	128,597	126,792
Diluted (1)	128,825	126,980	128,597	126,792
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$29.7	$44.9	$27.6	$44.6
Other comprehensive income (loss), net of tax:
Derivative activity, net of tax of $0	1.6	(1.5)	4.9	(18.1)
Comprehensive income (loss)	31.3	43.4	32.5	26.5
Less: Comprehensive income attributable to non-controlling interests	(44.7)	(47.4)	(78.5)	(84.8)
Comprehensive income (loss) attributable to Surgery Partners, Inc.	$(13.4)	$(4.0)	$(46.0)	$(58.3)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2025	129,321	$1.3	$2,540.6	$(13.8)	$(815.2)	$1,418.4	$3,131.3
Net income (loss)	—	—	—	—	(35.9)	34.2	(1.7)
Equity-based compensation	1,476	—	6.0	—	—	—	6.0
Other comprehensive income (loss)	—	—	—	3.3	—	—	3.3
Acquisition and disposal of shares of non-controlling interests, net	—	—	1.7	—	—	3.3	5.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(46.0)	(46.0)
Balance as of March 31, 2026	130,797	$1.3	$2,548.3	$(10.5)	$(851.1)	$1,409.9	$3,097.9
Net income (loss)	—	—	—	—	(15.0)	43.5	28.5
Equity-based compensation	89	—	3.8	—	—	—	3.8
Other comprehensive income (loss)	—	—	—	1.6	—	—	1.6
Acquisition and disposal of shares of non-controlling interests, net	—	—	(7.7)	—	—	14.7	7.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(37.1)	(37.1)
Balance as of June 30, 2026	130,886	$1.3	$2,544.4	$(8.9)	$(866.1)	$1,431.0	$3,101.7

Balance as of December 31, 2024	127,109	$1.3	$2,520.9	$4.8	$(737.3)	$1,406.7	$3,196.4
Net income (loss)	—	—	—	—	(37.7)	32.6	(5.1)
Equity-based compensation	1,084	—	7.6	—	—	—	7.6
Other comprehensive income (loss)	—	—	—	(16.6)	—	—	(16.6)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(2.6)	—	—	25.6	23.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(49.3)	(49.3)
Balance as of March 31, 2025	128,193	$1.3	$2,525.9	$(11.8)	$(775.0)	$1,415.6	$3,156.0
Net income (loss)	—	—	—	—	(2.5)	43.2	40.7
Equity-based compensation	17	—	6.8	—	—	—	6.8
Other comprehensive income (loss)	—	—	—	(1.5)	—	—	(1.5)
Acquisition and disposal of shares of non-controlling interests, net	—	—	5.1	—	—	(6.0)	(0.9)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(44.6)	(44.6)
Balance as of June 30, 2025	128,210	$1.3	$2,537.8	$(13.3)	$(777.5)	$1,408.2	$3,156.5

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$27.6	$44.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77.8	76.6
Non-cash lease expense	20.3	19.5
Non-cash interest expense, net	4.5	4.0
Equity-based compensation expense	9.6	14.4
Net loss on disposals, consolidations and deconsolidations	6.7	3.4
Deferred income taxes	0.9	(1.8)
Equity in earnings of unconsolidated affiliates, net of distributions received	1.4	0.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(11.4)	8.5
Other operating assets and liabilities	(66.4)	(82.1)
Net cash provided by (used in) operating activities	71.0	87.3

Cash flows from investing activities:
Purchases of property and equipment	(37.8)	(46.1)
Payments for acquisitions, net of cash acquired	(4.1)	(48.0)
Proceeds from disposals of facilities and other assets	0.3	42.9
Purchases of equity investments	—	(3.8)
Proceeds from sales of equity investments	0.9	—
Other investing activities	7.5	(19.3)
Net cash provided by (used in) investing activities	(33.2)	(74.3)

Cash flows from financing activities:
Principal payments on long-term debt	(310.2)	(299.4)
Borrowings of long-term debt	350.0	382.2
Payments of debt issuance costs	(0.4)	—
Distributions to non-controlling interest holders	(103.5)	(116.3)
Proceeds related to ownership transactions with non-controlling interest holders	3.0	3.1
Other financing activities	0.1	(2.0)
Net cash provided by (used in) financing activities	(61.0)	(32.4)
Net increase (decrease) in cash and cash equivalents	(23.2)	(19.4)
Cash and cash equivalents at beginning of period	239.9	269.5
Cash and cash equivalents at end of period	$216.7	$250.1

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
As of June 30, 2026, the Company owned or operated a portfolio of 178 surgical facilities, comprised of 159 ASCs and 19 surgical hospitals in 30 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 87 of these surgical facilities and consolidated 120 surgical facilities for financial reporting purposes.
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
Revenues
The Company's revenues generally relate to contracts with patients in which the performance obligations are to provide health care services. The Company recognizes revenues in the period in which its obligations to provide health care services are satisfied and reports the amount that reflects the consideration the Company expects to be entitled to receive. The contractual relationships with patients, in most cases, also involve a third-party payor (e.g., private insurance organizations, including plans offered through the health insurance exchanges, as well as government programs, including Medicare and Medicaid) and the transaction prices for the services provided are dependent upon the terms provided by or negotiated with the third-party payors. The payment arrangements with third-party payors for the services provided to the related patients typically specify payments at amounts less than the Company's standard charges. The Company continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of revenues by service type as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Patient service revenues	97.3%	97.3%	97.5%	97.5%
Other service revenues	2.7%	2.7%	2.5%	2.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$401.4	48.6%	$419.3	52.1%
Government	380.6	46.1%	345.1	42.9%
Self-pay	23.5	2.8%	21.9	2.7%
Other (1)	20.6	2.5%	17.9	2.3%
Total patient service revenues	826.1	100.0%	804.2	100.0%
Other service revenues	22.8		22.0
Total revenues	$848.9		$826.2

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$800.3	49.5%	$813.2	52.0%
Government	738.1	45.6%	673.6	43.1%
Self-pay	42.7	2.6%	42.0	2.7%
Other (1)	37.1	2.3%	33.8	2.2%
Total patient service revenues	1,618.2	100.0%	1,562.6	100.0%
Other service revenues	41.6		39.6
Total revenues	$1,659.8		$1,602.2

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
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions, disposals and deconsolidations for the six months ended June 30, 2026 is included in Note 2. "Acquisitions, Disposals and Deconsolidations."
A summary of activity related to goodwill for the six months ended June 30, 2026 is as follows (in millions):

Balance as of December 31, 2025	$5,194.6
Acquisitions, including post acquisition adjustments	9.7
Disposals	(0.8)
Balance as of June 30, 2026	$5,203.5
A detailed evaluation of potential impairment indicators was performed as of June 30, 2026, which specifically considered recent changes in interest rates, inflation risk and market volatility. On the basis of available evidence as of June 30, 2026, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
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
Non-Controlling Interests—Redeemable
Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. Management believes the likelihood of an event occurring that would trigger such purchases was remote as of June 30, 2026. The non-controlling interests—redeemable are reported outside of stockholders' equity in the condensed consolidated balance sheets.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity related to redeemable non-controlling interests is as follows (in millions):

	Six Months Ended June 30,
	2026	2025

Balance at beginning of period	$395.5	$438.8
Net income attributable to non-controlling interests—redeemable	0.9	9.0
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(9.2)	(2.0)
Distributions to non-controlling interest —redeemable holders	(20.5)	(23.4)
Balance at end of period	$366.7	$422.4
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

Senior secured term loan	$1,367.6	$1,374.4	$1,371.0	$1,379.6
7.250% senior unsecured notes due 2032	$1,225.0	$1,225.0	$1,240.3	$1,237.3
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation." The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of June 30, 2026, the Company's consolidated VIEs consisted of nine surgical facilities and 27 physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, were $77.2 million and $75.1 million, respectively, and the total liabilities of the consolidated VIEs were $37.9 million and $40.4 million, respectively.
2. Acquisitions, Disposals and Deconsolidations
Acquisitions
During the six months ended June 30, 2026:
•The Company acquired a controlling interest in one surgical facility for aggregate cash consideration of $4.1 million, net of cash acquired. In connection with this acquisition, the Company recognized non-controlling interests of $4.1 million and goodwill of $8.0 million.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Disposals and Deconsolidations
During the six months ended June 30, 2026:
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
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	June 30, 2026	December 31, 2025

Senior secured term loan (1)	$1,367.6	$1,374.4
Senior secured revolving credit facility	75.0	—
7.250% senior unsecured notes due 2032	1,225.0	1,225.0
Notes payable and other secured loans	194.1	199.3
Finance lease obligations	919.4	935.5
Less: unamortized debt issuance costs and discounts	(29.9)	(32.0)
Total debt	3,751.2	3,702.2
Less: current maturities	102.9	99.3
Total long-term debt	$3,648.3	$3,602.9
(1)Includes unamortized fair value discount of $1.1 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively.
Revolving Credit Facility
As of June 30, 2026, the Company's availability on its $703.8 million senior secured revolving credit facility (the "Revolver") was $617.8 million (including letters of credit of $11.0 million). The increase in outstanding borrowings on the Revolver compared to December 31, 2025 was primarily due to changes in working capital needs.

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
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the condensed consolidated balance sheets (in millions):

	Classification in Condensed Consolidated Balance Sheets	June 30, 2026	December 31, 2025

Assets:
Operating lease assets	Right-of-use operating lease assets	$278.5	$289.2
Finance lease assets	Property and equipment, net of accumulated depreciation	711.6	740.4
Total leased assets		$990.1	$1,029.6

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$40.6	$42.7
Long-term	Right-of-use operating lease liabilities	266.3	279.9
Total operating lease liabilities		306.9	322.6
Finance lease liabilities:
Current	Current maturities of long-term debt	38.9	39.0
Long-term	Long-term debt, less current maturities	880.5	896.5
Total finance lease liabilities		919.4	935.5
Total lease liabilities		$1,226.3	$1,258.1
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statements of operations (in millions):

	Six Months Ended June 30,
	2026	2025

Operating lease costs	$32.9	$33.4
Finance lease costs:
Amortization of leased assets	33.8	32.6
Interest on lease liabilities	32.1	31.7
Total finance lease costs	65.9	64.3
Variable and short-term lease costs	14.7	10.8
Total lease costs	$113.5	$108.5

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents supplemental cash flow information (in millions):

	Six Months Ended June 30,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$32.8	$31.7
Operating cash outflows from finance leases	30.3	29.6
Financing cash outflows from finance leases	22.8	18.8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9.7	21.2
Finance leases	3.0	16.4
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
The key terms of interest rate caps outstanding are presented below:

		June 30, 2026		December 31, 2025
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Deferred premium cap	March 31, 2025	$391.0	Active	$393.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	195.5	Active	196.5	Active	December 31, 2028
Deferred premium cap	March 31, 2025	391.0	Active	393.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	195.5	Active	196.5	Active	December 31, 2028
Deferred premium cap	March 31, 2025	195.5	Active	196.5	Active	December 31, 2028
		$1,368.5		$1,375.5
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
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Derivatives in cash flow hedging relationships
Interest rate caps (1)	$—	$8.9	$—	$13.8
Total	$—	$8.9	$—	$13.8
(1)Amounts were included in other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statements of operations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2026	2025	2026	2025
Derivatives in cash flow hedging relationships
Gain (loss) recognized in OCI (effective portion)		$0.2	$(2.8)	$2.1	$(8.4)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense, net	1.4	1.3	2.8	(9.7)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator:
Net income (loss) attributable to Surgery Partners, Inc.	$(15.0)	$(2.5)	$(50.9)	$(40.2)

Denominator:
Weighted average common shares outstanding:
Basic	128,825	126,980	128,597	126,792
Diluted (1)	128,825	126,980	128,597	126,792

Net income (loss) per share attributable to common stockholders:
Basic	$(0.12)	$(0.02)	$(0.40)	$(0.32)
Diluted (1)	$(0.12)	$(0.02)	$(0.40)	$(0.32)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	126	875	135	911
Restricted shares	272	183	286	208
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.
7.  Income Taxes
For the six months ended June 30, 2026, the Company estimated an annual effective tax rate of 3.0%. The Company's effective tax rate was 4.8% for the six months ended June 30, 2026. For the six months ended June 30, 2026, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations and a permanent difference between the book and tax deductions related to the Company’s stock compensation expense.
For the six months ended June 30, 2025, the Company estimated its effective tax rate under a discrete-period approach based solely on its income from operations for the six months ended June 30, 2025. The Company’s effective tax rate was (2.5)% for the six months ended June 30, 2025. For the six months ended June 30, 2025, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations, and a permanent difference between the book and tax gain on the divestiture of partnership interests.
As of June 30, 2026 and December 31, 2025, the Company was in a cumulative three-year pre-tax loss position, which was considered significant negative evidence that could not be overcome by objective and verifiable positive evidence. Based on the weight of available evidence, the Company concluded that it was more likely than not that a portion of its net deferred tax assets will not be realized. Therefore, in accordance with ASC 740-10-30, the Company recorded a full valuation allowance, net of future reversing deferred tax liabilities, on its deferred tax assets to reflect the net realizable value as of the balance sheet dates.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Other Current Liabilities
A summary of other current liabilities was as follows (in millions):

	June 30, 2026	December 31, 2025

Right-of-use operating lease liabilities	$40.6	$42.7
Amounts due to patients and payors	52.1	46.6
Interest payable	19.8	19.5
Accrued expenses and other	114.8	133.8
Total	$227.3	$242.6
9. Commitments and Contingencies
Professional, General and Workers' Compensation and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation and cyber liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of June 30, 2026 and December 31, 2025 were $27.0 million and $23.9 million, respectively. Expected insurance recoveries of $8.6 million as of both June 30, 2026 and December 31, 2025 are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.
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
The Company’s CODM uses Adjusted EBITDA to assess performance and allocate resources. The CODM considers budget-to-actual and actual versus prior period variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Surgical Facilities Revenues	$848.9	$826.2	$1,659.8	$1,602.2

Less:
Salaries and benefits	253.1	235.2	500.5	473.8
Supplies	226.8	215.0	447.0	430.8
Professional and medical fees	102.8	102.1	204.1	197.4
Lease expense	24.2	22.9	47.2	43.7
Other segment items (1)	86.7	93.1	170.9	166.6
	693.6	668.3	1,369.7	1,312.3
Adjusted Surgical Facilities EBITDA	$155.3	$157.9	$290.1	$289.9

Reconciliation:
Add back: Net income attributable to non-controlling interests	(44.7)	(47.4)	(78.5)	(84.8)
Unallocated amounts:
General and administrative expenses	36.3	36.1	75.6	72.1
Transaction and integration costs	18.4	18.1	34.0	42.8
Other corporate expenses	3.9	(0.9)	13.3	9.6
Depreciation and amortization	39.3	40.3	77.8	76.6
Interest expense, net	69.8	67.9	138.9	130.1
Income (loss) before income taxes	$32.3	$43.8	$29.0	$43.5
(1)Other segment items includes equity in earnings of unconsolidated affiliates, net income attributable to non-controlling interests and other expenses, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization:
Surgical Facilities	$36.8	$37.3	$72.7	$71.1
All other	2.5	3.0	5.1	5.5
Total depreciation and amortization expense	$39.3	$40.3	$77.8	$76.6

	June 30, 2026	December 31, 2025
Assets:
Surgical Facilities	$7,599.9	$7,643.9
All other	449.8	475.8
Total assets	$8,049.7	$8,119.7

	Six Months Ended June 30,
	2026	2025
Cash purchases of property and equipment:
Surgical Facilities	$33.8	$45.2
All other	4.0	0.9
Total cash purchases of property and equipment	$37.8	$46.1

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Subsequent Events
During July 2026, the Company announced it has entered into definitive agreements to sell its controlling interest in two hospitals for total consideration of approximately $795 million, which includes amounts related to Surgery Partners proportionate ownership interest in long-term debt. Total cash proceeds to the Company are subject to customary purchase price adjustments, including adjustments for indebtedness, working capital, transaction expenses, and other closing items. Completion of the transaction is subject to customary closing conditions, including the execution of binding Securities Purchase Agreements between the Company and the buyer following requisite physician member and physician governing board approvals. Accordingly, the Company is unable to provide a reasonable estimate of final net cash proceeds at this time.

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
By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ from the expectations expressed in the statements. Many of these factors are beyond our ability to control or predict. These factors include, without limitation, the risk that the potential sale transaction of our ownership interests in Mountain View Hospital and Idaho Falls Community Hospital to Intermountain Health may not be completed in a timely manner or at all, including the risk that required physician, regulatory and other approvals and consents are not obtained, are delayed, or are obtained subject to conditions that are not anticipated; the failure to satisfy other closing conditions to the transaction; the possibility that the anticipated benefits of the sale to us are not realized as expected, the potential adverse effect of the announcement or pendency of the transaction on the market price of, or trading in, our securities and on our business relationships, operating results, and business generally, including the ability to retain key personnel; risks related to diverting management's attention from our ongoing business operations; the amount of costs, fees, expenses, and charges related to the sale transaction; potential litigation relating to the transaction that could be instituted against us or our affiliates, officers, or directors, and the effects of any outcomes related thereto; reductions in payments from government health care programs and private insurance payors, such as health maintenance organizations, preferred provider organizations, and other managed care organizations and employers; our ability to contract with private insurance payors; changes in our payor mix or surgical case mix; failure to maintain or develop relationships with physicians on beneficial or favorable terms, or at all; the impact of payor controls designed to reduce the number of surgical procedures; our efforts to integrate operations of acquired businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities; supply chain issues, including shortages or quality control issues with surgery-related products, equipment and medical supplies; competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; our ability to attract and retain qualified health care professionals; our ability to enforce non-compete restrictions against our physicians; our ability to manage material liabilities whether known or unknown incurred as a result of acquiring surgical facilities; the impact of current and future legislation and other health care public policy changes, and the effect of that legislation and other regulatory actions on our business; our ability to comply with current health care laws and regulations; the outcome of legal and regulatory proceedings that have been or may be brought against us; the impact of cybersecurity attacks or intrusions; changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; our indebtedness; the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease on our business; and the risks and uncertainties set forth under the heading "Risk Factors" in our 2025 Annual Report on Form 10-K and discussed from time to time in our reports filed with the Securities and Exchange Commission.
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
Executive Overview
As of June 30, 2026, we owned or operated, primarily in partnership with physicians, a portfolio of 178 surgical facilities comprised of 159 ASCs and 19 surgical hospitals across 30 states. We owned a majority interest in 87 of the surgical facilities and consolidated 120 of these facilities for financial reporting purposes.
Total revenues for the second quarter of 2026 increased 2.7% to $848.9 million from $826.2 million in the second quarter of 2025. The increase in revenues was attributable to same-facility revenue growth in 2026. Days adjusted same-facility revenues for the second quarter of 2026 increased 5.0% from the second quarter of 2025, with a 4.8% increase in revenue per case and a 0.3% increase in same-facility cases. Additionally, for the second quarter of 2026, net loss attributable to Surgery Partners, Inc. was $15.0 million compared to $2.5 million for the second quarter of 2025. For the second quarter of 2026, Adjusted EBITDA decreased 2.9% to $125.2 million compared to $129.0 million for the same period in 2025. A reconciliation of non-GAAP financial measures appears below under the heading "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and pursuing other portfolio management initiatives.

We had cash and cash equivalents of $216.7 million and $617.8 million of borrowing capacity under the Revolver as of June 30, 2026.
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
The following table summarizes revenues by service type as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Patient service revenues:
Patient service revenues	97.3%	97.3%	97.5%	97.5%
Other service revenues	2.7%	2.7%	2.5%	2.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Private insurance payors	48.6%	52.1%	49.5%	52.0%
Government payors	46.1%	42.9%	45.6%	43.1%
Self-pay payors	2.8%	2.7%	2.6%	2.7%
Other payors (1)	2.5%	2.3%	2.3%	2.2%
Total	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Orthopedics and pain management	40.1%	39.8%	40.6%	40.2%
Ophthalmology	20.8%	22.2%	20.7%	22.1%
Gastrointestinal	23.7%	24.8%	23.7%	24.6%
General surgery	1.9%	1.8%	1.9%	2.0%
Other	13.5%	11.4%	13.1%	11.1%
Total	100.0%	100.0%	100.0%	100.0%

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
Results of Operations
Comparison of Operating Results for the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The following tables summarize certain results from the condensed consolidated statements of operations for the periods indicated (in millions):

	Three Months Ended June 30,
	2026	2025

Revenues	$848.9	$826.2
Operating expenses:
Cost of revenues	658.7	630.6
General and administrative expenses	36.3	36.1
Depreciation and amortization	39.3	40.3
Transaction and integration costs	18.4	18.1
Net (gain) loss on disposals, consolidations and deconsolidations	2.4	(3.0)
Equity in earnings of unconsolidated affiliates	(6.4)	(5.5)
Other income, net	(1.9)	(2.1)
	746.8	714.5
Operating income	102.1	111.7
Interest expense, net	(69.8)	(67.9)
Income (loss) before income taxes	32.3	43.8
Income tax (expense) benefit	(2.6)	1.1
Net income (loss)	29.7	44.9
Less: Net income attributable to non-controlling interests	(44.7)	(47.4)
Net income (loss) attributable to Surgery Partners, Inc.	$(15.0)	$(2.5)
Revenues. The following table sets forth patient service revenues (in millions):

	Three Months Ended June 30,
	2026	2025

Patient service revenues	$826.1	$804.2
Other service revenues	22.8	22.0
Total revenues	$848.9	$826.2
Patient service revenues increased 2.7% to $826.1 million for the three months ended June 30, 2026 compared to $804.2 million for the three months ended June 30, 2025. The increase was primarily driven by a 5.0% increase in days adjusted same-facility revenues. The increase in days adjusted same-facility revenues was attributable to a 0.3% increase in same-facility case volumes and a 4.8% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $658.7 million for the three months ended June 30, 2026 compared to $630.6 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in case volume and the performance of high acuity procedures completed during the three months ended June 30, 2026, and increased hospital provider taxes related to certain state supplemental programs. As a percentage of revenues, cost of revenues was 77.6% and 76.3% for the three months ended June 30, 2026 and 2025, respectively.
General and Administrative Expenses. General and administrative expenses were $36.3 million and $36.1 million for the three months ended June 30, 2026 and 2025, respectively. As a percentage of revenues, general and administrative expenses were 4.3% and 4.4% for the three months ended June 30, 2026 and 2025, respectively.
Depreciation and Amortization. Depreciation and amortization expenses were $39.3 million and $40.3 million for the three months ended June 30, 2026 and 2025, respectively. As a percentage of revenues, depreciation and amortization expenses were 4.6% and 4.9% for the three months ended June 30, 2026 and 2025, respectively.

Transaction and Integration Costs. The Company incurred $18.4 million of transaction and integration costs for the three months ended June 30, 2026 compared to $18.1 million for the three months ended June 30, 2025. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions.
Net (Gain) Loss on Disposals, Consolidations and Deconsolidations. The net (gain) loss on disposals, consolidations and deconsolidations for the three months ended June 30, 2026 and 2025 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $69.8 million for the three months ended June 30, 2026 compared to $67.9 million for the three months ended June 30, 2025. As a percentage of revenues, interest expense, net was 8.2% for the three months ended June 30, 2026 and 2025.
Income Tax (Expense) Benefit. Income tax expense was $2.6 million for the three months ended June 30, 2026 compared to an income tax benefit of $1.1 million for the three months ended June 30, 2025. The effective tax rate was 8.0% and (2.5)% for the three months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate for both periods differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation allowance attributable to interest expense limitations and permanent differences resulting from share-based payment awards.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 5.3% and 5.7% for the three months ended June 30, 2026 and 2025, respectively.
Comparison of Operating Results for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following tables summarize certain results from the statements of operations for the periods indicated (dollars in millions):

	Six Months Ended June 30,
	2026	2025

Revenues	$1,659.8	$1,602.2
Operating expenses:
Cost of revenues	1,309.4	1,244.7
General and administrative expenses	75.6	72.1
Depreciation and amortization	77.8	76.6
Transaction and integration costs	34.0	42.8
Net (gain) loss on disposals, consolidations and deconsolidations	6.7	3.4
Equity in earnings of unconsolidated affiliates	(10.5)	(11.1)
Litigation settlements	2.5	2.2
Other income, net	(3.6)	(2.1)
	1,491.9	1,428.6
Operating income	167.9	173.6
Interest expense, net	(138.9)	(130.1)
Income (loss) before income taxes	29.0	43.5
Income tax (expense) benefit	(1.4)	1.1
Net income (loss)	27.6	44.6
Less: Net income attributable to non-controlling interests	(78.5)	(84.8)
Net income (loss) attributable to Surgery Partners, Inc.	$(50.9)	$(40.2)
Revenues. The following table sets forth patient service revenues (in millions):

	Six Months Ended June 30,
	2026	2025

Patient service revenues	$1,618.2	$1,562.6
Other service revenues	41.6	39.6
Total revenues	$1,659.8	$1,602.2

Patient service revenues increased 3.6% to $1,618.2 million for the six months ended June 30, 2026 compared to $1,562.6 million for the six months ended June 30, 2025. The increase was primarily driven by a 4.9% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed during the six months ended June 30, 2026. The increase in days adjusted same-facility revenues was attributable to a 0.8% increase in same-facility case volumes and a 4.0% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $1.3 billion for the six months ended June 30, 2026 compared to $1.2 billion for the six months ended June 30, 2025. The increase was primarily driven by an increase in case volume and the performance of high acuity procedures completed during the six months ended June 30, 2026, increased hospital provider taxes related to certain state supplemental programs, and acquisitions completed in late 2025. As a percentage of revenues, cost of revenues was 78.9% and 77.7% for the six months ended June 30, 2026 and 2025, respectively.
General and Administrative Expenses. General and administrative expenses were $75.6 million and $72.1 million for the six months ended June 30, 2026 and 2025, respectively. As a percentage of revenues, general and administrative expenses were 4.6% and 4.5% for the six months ended June 30, 2026 and 2025, respectively.
Depreciation and Amortization. Depreciation and amortization expenses were $77.8 million and $76.6 million for the six months ended June 30, 2026 and 2025, respectively. As a percentage of revenues, depreciation and amortization expenses were 4.7% and 4.8% for the six months ended June 30, 2026 and 2025, respectively.
Transaction and Integration Costs. The Company incurred $34.0 million of transaction and integration costs for the six months ended June 30, 2026 compared to $42.8 million for the six months ended June 30, 2025. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions. The decrease was primarily driven by reduced transaction and integration costs related to acquisitions and divested facilities and a decrease in severance, IT implementation, and revenue cycle standardization costs.
Net (Gain) Loss on Disposals, Consolidations and Deconsolidations. The net (gain) loss on disposals, consolidations and deconsolidations for the six months ended June 30, 2026 and 2025 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements. The remaining net loss in both periods was primarily attributable to sales and disposals of other assets.
Interest Expense, Net. Interest expense, net was $138.9 million for the six months ended June 30, 2026 compared to $130.1 million for the six months ended June 30, 2025. As a percentage of revenues, interest expense, net was 8.4% and 8.1% for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by increased borrowings on the Revolver.
Income Tax (Expense) Benefit. Income tax expense was $1.4 million for the six months ended June 30, 2026 compared to an income tax benefit of $1.1 million for the six months ended June 30, 2025. The effective tax rate was 4.8% and (2.5)% for the six months ended June 30, 2026 and 2025, respectively. See Note 7. "Income Taxes" for additional information related to the Company's effective tax rates for the six months ended June 30, 2026 and 2025, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 4.7% and 5.3% for the six months ended June 30, 2026 and 2025, respectively.
Liquidity and Capital Resources
Cash and cash equivalents were $216.7 million at June 30, 2026 compared to $239.9 million at December 31, 2025.
The primary source of our operating cash flows is the collection of accounts receivable from private insurance companies, federal and state agencies (under the Medicare and Medicaid programs) and individuals. Our cash flows provided by operating activities was $71.0 million for the six months ended June 30, 2026 compared to $87.3 million for the six months ended June 30, 2025. The $16.3 million decrease was primarily driven by an increase in cash interest payments and timing of changes in working capital.
Net cash used in investing activities for the six months ended June 30, 2026 was $33.2 million compared to $74.3 million for the six months ended June 30, 2025. The $41.1 million decrease was primarily driven by an aggregate net decrease of $47.7 million in payments for acquisitions and purchases of equity investments (net of cash acquired), a $8.3 million decrease in purchases of property and equipment, and a $26.8 million decrease in other investing activities, partially offset by a $42.6 million decrease in proceeds from divestitures.
Net cash used in financing activities for the six months ended June 30, 2026 was $61.0 million compared to $32.4 million for the six months ended June 30, 2025. The increase of $28.6 million was primarily driven by increased paydowns of long-term debt and reduced borrowings on long-term debt.
Capital Resources
Net working capital was approximately $547.5 million at June 30, 2026 compared to $535.2 million at December 31, 2025.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.

Material Cash Requirements
There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the six months ended June 30, 2026 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K.
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
The following table reconciles Adjusted EBITDA to income (loss) before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Condensed Consolidated Statements of Operations Data:
Income (loss) before income taxes	$32.3	$43.8	$29.0	$43.5
Plus (minus):
Net income attributable to non-controlling interests	(44.7)	(47.4)	(78.5)	(84.8)
Interest expense, net	69.8	67.9	138.9	130.1
Depreciation and amortization	39.3	40.3	77.8	76.6
Equity-based compensation expense	3.8	6.8	9.6	14.4
Transaction and integration costs (1)	18.4	18.1	34.0	42.8
De novo start-up costs	1.2	2.1	3.1	3.7
Net loss on disposals, consolidations and deconsolidations	2.4	(3.0)	6.7	3.4
Litigation settlements and other litigation costs (2)	2.7	0.4	6.9	3.2
Adjusted EBITDA	$125.2	$129.0	$227.5	$232.9

(1)For the three months ended June 30, 2026, this amount includes due diligence, transaction and integration costs related to acquisitions (both completed and in the pipeline) and divested facilities (collectively “M&A costs”) of $12.5 million and other costs, including severance, IT implementation, revenue cycle standardization of $5.9 million. For the three months ended June 30, 2025, this amount includes M&A costs of $14.1 million and other costs, including severance, IT implementation, revenue cycle standardization of $4.0 million.
For the six months ended June 30, 2026, this amount includes M&A costs of $24.3 million and other costs, including severance, IT implementation, revenue cycle standardization of $9.7 million. For the six months ended June 30, 2025, this amount includes M&A costs of $30.9 million and other costs, including severance, IT implementation, revenue cycle standardization of $11.9 million.
(2)This amount includes other litigation costs of $2.7 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively.
This amount includes a litigation settlement loss of $2.5 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively. This amount also includes other litigation costs of $4.4 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.
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
The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended June 30, 2026

Cash flows from operating activities	$258.0
Plus (minus):
Non-cash interest expense, net	(10.1)
Non-cash lease expense	(38.6)
Deferred income taxes	(19.4)
Equity in earnings of unconsolidated affiliates, net of distributions received	(0.4)
Changes in operating assets and liabilities, net of acquisitions and divestitures	114.6
Income tax expense	20.5
Net income attributable to non-controlling interests	(170.5)
Interest expense, net	281.4
Transaction and integration costs	65.1
De novo start-up costs	6.1
Litigation settlements and other litigation costs	14.1
Acquisitions and synergies (1)	59.8
Credit Agreement EBITDA	$580.6
(1)Represents impact of acquisitions as if each acquisition had occurred on July 1, 2025. Further this includes revenue and cost synergies from other business initiatives and de novo facilities and an adjustment for the effects of adopting the new lease accounting standard, as defined in the credit agreement governing the Credit Agreement, as amended.
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
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate cap agreements at June 30, 2026, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2026.
For more information regarding our interest rate swap and cap agreements, please refer to Note 5. "Derivatives and Hedging Activities" of the accompanying notes to the condensed consolidated financial statements for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 26, 2026, the Board of Directors of the Company authorized a new share repurchase program that permits the repurchase of up to $200 million of the Company’s common stock. No repurchases were made during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

Date:	August 10, 2026	By:	/s/ David T. Doherty
David T. Doherty
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)