Form 10-Q
period 2026-09-30
Surgery Partners, Inc.
filed 2026-11-09
CIK 1638833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
As of November 2, 2026, there were 130,881,223 shares of the registrant’s common stock outstanding.

SURGERY PARTNERS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$354.5	$239.9
Accounts receivable	468.1	602.2
Inventories	77.5	96.6
Prepaid expenses	43.5	41.1
Other current assets	136.4	170.9
Total current assets	1,080.0	1,150.7
Property and equipment, net of accumulated depreciation of $579.7 and $651.2, respectively	840.6	1,153.4
Goodwill and other intangible assets, net	4,643.5	5,235.6
Investments in and advances to affiliates	225.4	234.0
Right-of-use operating lease assets	229.3	289.2
Other long-term assets	31.0	56.8
Total assets	$7,049.8	$8,119.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140.7	$208.7
Accrued payroll and benefits	70.5	64.9
Other current liabilities	230.9	242.6
Current maturities of long-term debt	56.5	99.3
Total current liabilities	498.6	615.5
Long-term debt, less current maturities	2,998.7	3,602.9
Right-of-use operating lease liabilities	224.4	279.9
Long-term deferred tax liabilities	52.4	53.4
Other long-term liabilities	19.0	41.2

Non-controlling interests—redeemable	356.8	395.5

Stockholders' equity:
Preferred stock, $0.01 par value; shares authorized - 20,310,000; shares issued or outstanding - none	—	—
Common stock, $0.01 par value; shares authorized - 300,000,000; shares issued and outstanding - 130,862,417 and 129,321,144, respectively	1.3	1.3
Additional paid-in capital	2,552.2	2,540.6
Accumulated other comprehensive income (loss)	(1.6)	(13.8)
Retained deficit	(887.3)	(815.2)
Total Surgery Partners, Inc. stockholders' equity	1,664.6	1,712.9
Non-controlling interests—non-redeemable	1,235.3	1,418.4
Total stockholders' equity	2,899.9	3,131.3
Total liabilities and stockholders' equity	$7,049.8	$8,119.7

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in millions, except per share amounts; shares in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$815.3	$821.5	$2,475.1	$2,423.7
Operating expenses:
Salaries and benefits	239.8	242.8	740.3	716.6
Supplies	214.1	208.9	661.1	639.7
Professional and medical fees	99.2	104.0	303.3	301.4
Lease expense	23.8	21.5	71.0	65.2
Other operating expenses	53.4	49.0	164.0	148.0
Cost of revenues	630.3	626.2	1,939.7	1,870.9
General and administrative expenses	40.6	22.4	116.2	94.5
Depreciation and amortization	39.6	39.5	117.4	116.1
Transaction and integration costs	22.6	12.6	56.6	55.4
Net (gain) loss on disposals, consolidations and deconsolidations	2.9	15.6	9.6	19.0
Equity in earnings of unconsolidated affiliates	(6.4)	(5.2)	(16.9)	(16.3)
Litigation settlements	0.4	5.1	2.9	7.3
Loss on debt extinguishment	3.7	1.3	3.7	1.3
Other income, net	(4.0)	(1.7)	(7.6)	(3.8)
	729.7	715.8	2,221.6	2,144.4
Operating income	85.6	105.7	253.5	279.3
Interest expense, net	(67.9)	(74.9)	(206.8)	(205.0)
Income (loss) before income taxes	17.7	30.8	46.7	74.3
Income tax (expense) benefit	(3.6)	(5.5)	(5.0)	(4.4)
Net income (loss)	14.1	25.3	41.7	69.9
Less: Net income attributable to non-controlling interests	(35.2)	(48.0)	(113.7)	(132.8)
Net income (loss) attributable to Surgery Partners, Inc.	$(21.1)	$(22.7)	$(72.0)	$(62.9)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.16)	$(0.18)	$(0.56)	$(0.50)
Diluted (1)	$(0.16)	$(0.18)	$(0.56)	$(0.50)
Weighted average common shares outstanding:
Basic	128,865	127,206	128,688	126,932
Diluted (1)	128,865	127,206	128,688	126,932
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$14.1	$25.3	$41.7	$69.9
Other comprehensive income (loss), net of tax:
Derivative activity, net of tax of $0	7.3	(1.1)	12.2	(19.2)
Comprehensive income (loss)	21.4	24.2	53.9	50.7
Less: Comprehensive income attributable to non-controlling interests	(35.2)	(48.0)	(113.7)	(132.8)
Comprehensive income (loss) attributable to Surgery Partners, Inc.	$(13.8)	$(23.8)	$(59.8)	$(82.1)
See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2025	129,321	$1.3	$2,540.6	$(13.8)	$(815.2)	$1,418.4	$3,131.3
Net income (loss)	—	—	—	—	(35.9)	34.2	(1.7)
Equity-based compensation	1,476	—	6.0	—	—	—	6.0
Other comprehensive income (loss)	—	—	—	3.3	—	—	3.3
Acquisition and disposal of shares of non-controlling interests, net	—	—	1.7	—	—	3.3	5.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(46.0)	(46.0)
Balance as of March 31, 2026	130,797	$1.3	$2,548.3	$(10.5)	$(851.1)	$1,409.9	$3,097.9
Net income (loss)	—	—	—	—	(15.0)	43.5	28.5
Equity-based compensation	89	—	3.8	—	—	—	3.8
Other comprehensive income (loss)	—	—	—	1.6	—	—	1.6
Acquisition and disposal of shares of non-controlling interests, net	—	—	(7.7)	—	—	14.7	7.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(37.1)	(37.1)
Balance as of June 30, 2026	130,886	$1.3	$2,544.4	$(8.9)	$(866.1)	$1,431.0	$3,101.7
Net income (loss)	—	—	—	—	(21.2)	37.0	15.8
Equity-based compensation	(24)	—	5.6	—	—	—	5.6
Other comprehensive income (loss)	—	—	—	7.3	—	—	7.3
Acquisition and disposal of shares of non-controlling interests, net	—	—	2.2	—	—	(189.2)	(187.0)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(43.5)	(43.5)
Balance as of September 30, 2026	130,862	$1.3	$2,552.2	$(1.6)	$(887.3)	$1,235.3	$2,899.9

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests— Non-Redeemable	Total
	Shares	Amount
Balance as of December 31, 2024	127,109	$1.3	$2,520.9	$4.8	$(737.3)	$1,406.7	$3,196.4
Net income (loss)	—	—	—	—	(37.7)	32.6	(5.1)
Equity-based compensation	1,084	—	7.6	—	—	—	7.6
Other comprehensive income (loss)	—	—	—	(16.6)	—	—	(16.6)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(2.6)	—	—	25.6	23.0
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(49.3)	(49.3)
Balance as of March 31, 2025	128,193	$1.3	$2,525.9	$(11.8)	$(775.0)	$1,415.6	$3,156.0
Net income (loss)	—	—	—	—	(2.5)	43.2	40.7
Equity-based compensation	17	—	6.8	—	—	—	6.8
Other comprehensive income (loss)	—	—	—	(1.5)	—	—	(1.5)
Acquisition and disposal of shares of non-controlling interests, net	—	—	5.1	—	—	(6.0)	(0.9)
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(44.6)	(44.6)
Balance as of June 30, 2025	128,210	$1.3	$2,537.8	$(13.3)	$(777.5)	$1,408.2	$3,156.5
Net income (loss)	—	—	—	—	(22.7)	41.6	18.9
Equity-based compensation	807	—	6.2	—	—	—	6.2
Other comprehensive income (loss)	—	—	—	(1.1)	—	—	(1.1)
Acquisition and disposal of shares of non-controlling interests, net	—	—	(1.2)	—	—	3.7	2.5
Distributions to non-controlling interests—non-redeemable holders	—	—	—	—	—	(41.0)	(41.0)
Balance as of September 30, 2025	129,017	$1.3	$2,542.8	$(14.4)	$(800.2)	$1,412.5	$3,142.0

See notes to unaudited condensed consolidated financial statements.

SURGERY PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$41.7	$69.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117.4	116.1
Non-cash lease expense	30.3	29.1
Non-cash interest expense, net	6.6	6.2
Equity-based compensation expense	15.6	17.0
Net loss on disposals, consolidations and deconsolidations	9.6	19.0
Loss on debt extinguishment	3.7	1.3
Deferred income taxes	(1.1)	3.3
Equity in earnings of unconsolidated affiliates, net of distributions received	1.4	1.0
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(11.0)	(7.7)
Other operating assets and liabilities	(39.7)	(84.3)
Net cash provided by (used in) operating activities	174.5	170.9

Cash flows from investing activities:
Purchases of property and equipment	(62.3)	(65.9)
Payments for acquisitions, net of cash acquired	(10.2)	(52.6)
Proceeds from disposals of facilities and other assets	498.3	42.9
Purchases of equity investments	—	(13.4)
Proceeds from sales of equity investments	0.9	—
Other investing activities	8.1	(31.5)
Net cash provided by (used in) investing activities	434.8	(120.5)

Cash flows from financing activities:
Principal payments on long-term debt	(858.6)	(460.4)
Borrowings of long-term debt	524.7	510.1
Payments of debt issuance costs	(0.4)	(1.6)
Distributions to non-controlling interest holders	(156.6)	(168.8)
Proceeds (payments) related to ownership transactions with non-controlling interest holders	(0.7)	2.5
Other financing activities	(3.1)	1.7
Net cash provided by (used in) financing activities	(494.7)	(116.5)
Net increase (decrease) in cash and cash equivalents	114.6	(66.1)
Cash and cash equivalents at beginning of period	239.9	269.5
Cash and cash equivalents at end of period	$354.5	$203.4

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
As of September 30, 2026, the Company owned or operated a portfolio of 173 surgical facilities, comprised of 156 ASCs and 17 surgical hospitals in 30 states. The Company owns these facilities in partnership with physicians and, in some cases, health care systems in the markets and communities it serves. The Company owned a majority interest in 83 of these surgical facilities and consolidated 115 surgical facilities for financial reporting purposes.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of revenues by service type as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Patient service revenues	97.9%	97.2%	97.6%	97.4%
Other service revenues	2.1%	2.8%	2.4%	2.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Patient service revenues.  This revenue is related to charging facility fees in exchange for providing patient care. The fee charged for health care procedures performed in surgical facilities varies depending on the type of service provided, but usually includes all charges for usage of an operating room, a recovery room, special equipment, medical supplies, nursing staff and medications. The fee does not normally include professional fees charged by the patient’s surgeon, anesthesiologist or other attending physician, which are billed directly by such physicians to the patient or third-party payor. However, in several surgical facilities, the Company charges for anesthesia services. Ancillary service revenues included in patient service revenues include fees for patient visits to the Company's physician practices, pharmacy services and diagnostic tests ordered by physicians.
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
The following table sets forth patient service revenues by type of payor and as a percentage of total patient service revenues for the Company's consolidated surgical facilities (dollars in millions):

	Three Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$379.6	47.6%	$404.3	50.6%
Government	380.3	47.7%	347.5	43.5%
Self-pay	15.3	1.9%	25.5	3.2%
Other (1)	22.8	2.8%	21.2	2.7%
Total patient service revenues	798.0	100.0%	798.5	100.0%
Other service revenues	17.3		23.0
Total revenues	$815.3		$821.5

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2026		2025
	Amount	%	Amount	%
Patient service revenues:
Private insurance	$1,179.9	48.8%	$1,217.5	51.6%
Government	1,118.4	46.3%	1,021.1	43.2%
Self-pay	58.0	2.4%	67.5	2.9%
Other (1)	59.9	2.5%	55.0	2.3%
Total patient service revenues	2,416.2	100.0%	2,361.1	100.0%
Other service revenues	58.9		62.6
Total revenues	$2,475.1		$2,423.7

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
Business Combinations, Transaction and Integration Costs
The Company accounts for business combinations in accordance with ASC 805. Direct transaction costs and post-acquisition integration costs are expensed as incurred. Transaction and integration costs include due diligence, transaction and integration costs related to acquisitions (both completed and in the pipeline), and other costs, including severance, IT implementation and revenue cycle standardization. These costs are reported in transaction and integration costs in the condensed consolidated statements of operations.
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
Goodwill
Goodwill represents the excess of the fair value of the consideration provided in an acquisition plus the fair value of any non-controlling interests over the fair value of net assets acquired and is not amortized. Additions to goodwill include amounts resulting from new business combinations and incremental ownership purchases in the Company's subsidiaries. A summary of the Company's acquisitions, disposals and deconsolidations for the nine months ended September 30, 2026 is included in Note 2. "Acquisitions, Disposals and Deconsolidations."
On July 6, 2026, the Company revised its internal organizational structure, resulting in a change to its reporting units for purposes of goodwill impairment testing. The Company's former National and American reporting units were reorganized into the North, South, and West reporting units. In connection with this change, goodwill was reassigned to the revised reporting units during July 2026 using a relative fair value allocation approach. The Company performed goodwill impairment assessments immediately before and after the reassignment and concluded that no impairment existed. The reassignment did not affect the total carrying amount of goodwill.
A summary of activity related to goodwill for the nine months ended September 30, 2026 is as follows (in millions):

Balance as of December 31, 2025	$5,194.6
Acquisitions, including post acquisition adjustments	10.0
Disposals	(597.0)
Balance as of September 30, 2026	$4,607.6
A detailed evaluation of potential impairment indicators was performed as of September 30, 2026, which specifically considered recent changes in interest rates, inflation risk and market volatility. On the basis of available evidence as of September 30, 2026, no indicators of impairment were identified. Future estimates of fair value could be adversely affected if the actual outcome of one or more of the Company's assumptions changes materially in the future, including a material decline in the Company’s stock price and the fair value of its long-term debt, lower than expected surgical case volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.
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

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Non-Controlling Interests—Redeemable
Each partnership and limited liability company through which the Company owns and operates its surgical facilities is governed by a partnership or operating agreement, respectively. In certain circumstances, the applicable partnership or operating agreements for the Company's surgical facilities provide that the facilities will purchase all of the physician limited partners’ or physician minority members’, as applicable, ownership if certain adverse regulatory events occur, such as it becoming illegal for the physician(s) to own an interest in a surgical facility, refer patients to a surgical facility or receive cash distributions from a surgical facility. Management believes the likelihood of an event occurring that would trigger such purchases was remote as of September 30, 2026. The non-controlling interests—redeemable are reported outside of stockholders' equity in the condensed consolidated balance sheets.
A summary of activity related to redeemable non-controlling interests is as follows (in millions):

	Nine Months Ended September 30,
	2026	2025

Balance at beginning of period	$395.5	$438.8
Net income attributable to non-controlling interests—redeemable	(0.9)	15.4
Acquisition and disposal of shares of non-controlling interests, net—redeemable	(7.8)	(8.3)
Distributions to non-controlling interest —redeemable holders	(30.0)	(34.9)
Balance at end of period	$356.8	$411.0
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
A summary of the carrying amounts and estimated fair values of the Company's long-term debt follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

Senior secured term loan	$1,082.8	$1,374.4	$1,084.2	$1,379.6
7.250% senior unsecured notes due 2032	$1,225.0	$1,225.0	$1,199.0	$1,237.3
The fair values in the table above were based on Level 2 inputs using quoted prices for identical liabilities in inactive markets. The carrying amounts related to the Company's other long-term debt obligations, including finance lease obligations, approximate their fair values.
Variable Interest Entities
The condensed consolidated financial statements include the accounts of variable interest entities ("VIE") in which the Company is the primary beneficiary under the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 810, "Consolidation." The Company has the power to direct the activities that most significantly impact a VIE's economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of September 30, 2026, the Company's consolidated VIEs consisted of nine surgical facilities and 29 physician practices.
The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, were $76.1 million and $75.1 million, respectively, and the total liabilities of the consolidated VIEs were $28.1 million and $40.4 million, respectively.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Acquisitions, Disposals and Deconsolidations
Acquisitions
During the nine months ended September 30, 2026:
•The Company acquired a controlling interest in one surgical facility and six physician practices for aggregate cash consideration of $8.5 million, net of cash acquired. In connection with this acquisition, the Company recognized non-controlling interests of $6.3 million and goodwill of $10.0 million.
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
Disposals and Deconsolidations
During the nine months ended September 30, 2026:
•On September 14, 2026, the Company completed the previously announced sale of its ownership interests in Mountain View Hospital, LLC (“MVH”), Idaho Falls Community Hospital, LLC (“IFCH”) and associated subsidiaries to Intermountain Health (the “Idaho Transaction”). The disposed business consisted of the hospital operations of MVH and IFCH, including substantially all assets and certain liabilities associated with such operations. The Company received aggregate consideration of approximately $796.6 million, consisting of consideration for the ownership interests sold to Intermountain Health and termination of the Company's management agreement with MVH. The carrying amounts of assets and liabilities of the disposed business as of the closing date were approximately $1,195.5 million and $463.4 million, respectively.
The following table sets forth operating results associated with the disposed business through the closing date of the transaction (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Income before income taxes	$10.3	$19.6	$39.3	$46.4
Income before income taxes attributable to Surgery Partners, Inc.	6.9	12.4	26.1	29.6
The Transaction resulted in a pre-tax gain of approximately $12.5 million, which is included in net (gain) loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations. The pre-tax gain was recorded net of transaction fees of $23.4 million. Total consideration was subject to further adjustments for closing cash and indebtedness, transaction expenses, as well as customary post-closing adjustments. The Company used a portion of the proceeds to pay down debt.
•The Company disposed of its non-controlling interests in one surgical facility, which was previously accounted for as an equity method investment, for cash proceeds of $0.9 million. In connection with this transaction, the Company recognized a pre-tax loss of $4.0 million, which is included in net (gain) loss on disposals, consolidations and deconsolidations in the accompanying condensed consolidated statements of operations.
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
3. Long-Term Debt
A summary of long-term debt follows (in millions):

	September 30, 2026	December 31, 2025

Senior secured term loan (1)	$1,082.8	$1,374.4
Senior secured revolving credit facility	—	—
7.250% senior unsecured notes due 2032	1,225.0	1,225.0
Notes payable and other secured loans	131.6	199.3
Finance lease obligations	641.0	935.5
Less: unamortized debt issuance costs and discounts	(25.2)	(32.0)
Total debt	3,055.2	3,702.2
Less: current maturities	56.5	99.3
Total long-term debt	$2,998.7	$3,602.9
(1)Includes unamortized fair value discount of $0.8 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively.
Senior Secured Term Loan
During 2026, the Company made a voluntary prepayment of $285.0 million on its senior secured term loan (the "Term Loan") without premium or penalty. As a result of the prepayment, the Term Loan is no longer subject to quarterly payments prior to maturity. In connection with prepayment, the Company wrote-off a portion of unamortized debt issuance costs and discounts, resulting in a loss on debt extinguishment of $3.7 million, included in loss on debt extinguishment in the accompanying condensed consolidated statements of operations.
Revolving Credit Facility
As of September 30, 2026, the Company's availability on its $703.8 million senior secured revolving credit facility (the "Revolver") was $692.8 million (including letters of credit of $11.0 million).
4. Leases
The Company's operating leases are primarily for real estate, including medical office buildings, and corporate and other administrative offices. The Company's finance leases include leases of certain land, buildings and improvements, medical equipment and information technology and telecommunications assets.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the components of the Company's right-of-use assets and liabilities related to leases and their classification in the condensed consolidated balance sheets (in millions):

	Classification in Condensed Consolidated Balance Sheets	September 30, 2026	December 31, 2025

Assets:
Operating lease assets	Right-of-use operating lease assets	$229.3	$289.2
Finance lease assets	Property and equipment, net of accumulated depreciation	490.3	740.4
Total leased assets		$719.6	$1,029.6

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$33.1	$42.7
Long-term	Right-of-use operating lease liabilities	224.4	279.9
Total operating lease liabilities		257.5	322.6
Finance lease liabilities:
Current	Current maturities of long-term debt	24.7	39.0
Long-term	Long-term debt, less current maturities	616.3	896.5
Total finance lease liabilities		641.0	935.5
Total lease liabilities		$898.5	$1,258.1
The following table presents the components of the Company's lease expense and their classification in the condensed consolidated statements of operations (in millions):

	Nine Months Ended September 30,
	2026	2025

Operating lease costs	$48.1	$48.9
Finance lease costs:
Amortization of leased assets	49.0	50.7
Interest on lease liabilities	46.8	45.3
Total finance lease costs	95.8	96.0
Variable and short-term lease costs	23.5	17.0
Total lease costs	$167.4	$161.9
The following table presents supplemental cash flow information (in millions):

	Nine Months Ended September 30,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$47.8	$46.1
Operating cash outflows from finance leases	44.1	42.4
Financing cash outflows from finance leases	32.6	29.0

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	25.2	34.7
Finance leases	14.9	24.4

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
The key terms of interest rate caps outstanding are presented below:

		September 30, 2026		December 31, 2025
Description	Effective Date	Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date
Deferred premium cap	March 31, 2025	$390.0	Active	$393.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	195.0	Active	196.5	Active	December 31, 2028
Deferred premium cap	March 31, 2025	390.0	Active	393.0	Active	December 31, 2028
Deferred premium cap	March 31, 2025	195.0	Active	196.5	Active	December 31, 2028
Deferred premium cap	March 31, 2025	195.0	Active	196.5	Active	December 31, 2028
		$1,365.0		$1,375.5
As of September 30, 2026, the Company had five interest rate caps with a total notional amount of $1,365.0 million, of which, $1,080.9 million is designated in a cash flow hedging relationship and $284.1 million is undesignated. The interest rate caps each have a termination date of December 31, 2028. In connection with the voluntary prepayment on the Term Loan in 2026 (see Note 3. "Long-Term Debt"), the Company de-designated a portion of one of its interest rate caps. The amount of unrealized losses recorded in other comprehensive income ("OCI") related to the de-designated notional amount at the time of the de-designation was $0.3 million. This amount was reclassified from accumulated OCI into income and is included as a component of other income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026. No cash was exchanged between the Company and the counterparties due to the de-designation, therefore the non-cash transactions had no impact on the condensed consolidated statements of cash flows.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated OCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $4.3 million will be reclassified as an increase to interest expense.
The following table presents the fair values of our derivatives and their location on the condensed consolidated balance sheets (in millions):

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments
Interest rate caps (1)	$—	$0.4	$—	$—

Derivatives in cash flow hedging relationships
Interest rate caps (1)	—	1.6	—	13.8
Total	$—	$2.0	$—	$13.8
(1)Amounts were included in other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre-tax effect of the interest rate swaps and caps on the Company's accumulated OCI and condensed consolidated statements of operations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2026	2025	2026	2025
Derivatives not designated as hedging instruments
(Gain) loss recognized in income	Other income, net	$0.1	$—	$0.1	$—
(Gain) loss reclassified from accumulated OCI into income (1)	Other income, net	0.3	—	0.3	—

Derivatives in cash flow hedging relationships
Gain (loss) recognized in OCI (effective portion)		$5.5	$(2.7)	$7.6	$(11.1)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense, net	1.5	1.6	4.3	(8.1)
(1)Loss reclassified from accumulated OCI upon de-designation of a portion of one of the Company's interest rate caps.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator:
Net income (loss) attributable to Surgery Partners, Inc.	$(21.1)	$(22.7)	$(72.0)	$(62.9)

Denominator:
Weighted average common shares outstanding:
Basic	128,865	127,206	128,688	126,932
Diluted (1)	128,865	127,206	128,688	126,932

Net income (loss) per share attributable to common stockholders:
Basic	$(0.16)	$(0.18)	$(0.56)	$(0.50)
Diluted (1)	$(0.16)	$(0.18)	$(0.56)	$(0.50)

Dilutive securities outstanding not included in the computation of diluted loss per share as their effect is antidilutive:
Stock options	172	570	146	583
Restricted shares	577	336	541	352
(1)The impact of potentially dilutive securities for all periods was not considered because the effect would be anti-dilutive.
7.  Income Taxes
For the nine months ended September 30, 2026, the Company estimated an annual effective tax rate of 4.0%. The Company's effective tax rate was 10.7% for the nine months ended September 30, 2026. For the nine months ended September 30, 2026, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, a decrease in the Company’s valuation allowance attributable to federal and state net operating loss carry-forwards, and a permanent difference between the book and tax gain on the divestiture of partnership interests.
For the nine months ended September 30, 2025, the Company estimated its effective tax rate under a discrete-period approach based solely on its income from operations for the nine months ended September 30, 2025. The Company’s effective tax rate was 5.9% for the nine months ended September 30, 2025. For the nine months ended September 30, 2025, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to earnings attributable to non-controlling interests, an increase in the Company’s valuation

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
allowance attributable to interest expense limitations, and a permanent difference between the book and tax gain on the divestiture of partnership interests.
As of September 30, 2026 and December 31, 2025, the Company was in a cumulative three-year pre-tax loss position, which was considered significant negative evidence that could not be overcome by objective and verifiable positive evidence. Based on the weight of available evidence, the Company concluded that it was more likely than not that a portion of its net deferred tax assets will not be realized. Therefore, in accordance with ASC 740-10-30, the Company recorded a full valuation allowance, net of future reversing deferred tax liabilities, on its deferred tax assets to reflect the net realizable value as of the balance sheet dates.
8. Other Current Liabilities
A summary of other current liabilities was as follows (in millions):

	September 30, 2026	December 31, 2025

Right-of-use operating lease liabilities	$33.1	$42.7
Amounts due to patients and payors	46.8	46.6
Interest payable	41.6	19.5
Accrued expenses and other	109.4	133.8
Total	$230.9	$242.6
9. Commitments and Contingencies
Professional, General and Workers' Compensation and Cyber Liability Risks
The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. The Company maintains professional, general and workers' compensation and cyber liability insurance in excess of self-insured retentions, through third party commercial insurance carriers. Although management believes the coverage is sufficient for the Company's operations, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is not aware of any such proceedings that are reasonably possible to have a material adverse effect on the Company's business, financial position, results of operations or liquidity. Total professional, general and workers' compensation claim liabilities as of September 30, 2026 and December 31, 2025 were $26.9 million and $23.9 million, respectively. Expected insurance recoveries of $8.6 million as of both September 30, 2026 and December 31, 2025 are included as a component of other current assets and other long-term assets in the condensed consolidated balance sheets.
10. Segment Reporting
Segment information is prepared on the same basis that our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our segments, evaluates financial results, and makes key operating decisions. We have one reportable segment: Surgical Facilities.
Effective July 6, 2026, the Company reorganized its operating structure and the operations in its two operating segments (which previously made up one reportable segment) were reorganized into three operating segments: North, South, and West. These three operating segments have been aggregated to a single reportable segment in consideration of the aggregation criteria set forth in ASC 280. Therefore, the Surgical Facilities reportable segment as a whole did not change upon reorganization.
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
The Company’s CODM uses Adjusted EBITDA to assess performance and allocate resources. The CODM considers budget-to-actual and actual versus prior period variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Surgical Facilities Revenues	$815.3	$821.5	$2,475.1	$2,423.7

Less:
Salaries and benefits	239.8	242.8	740.3	716.6
Supplies	214.1	208.9	661.1	639.7
Professional and medical fees	99.2	104.0	303.3	301.4
Lease expense	23.8	21.5	71.0	65.2
Other segment items (1)	76.4	88.4	247.3	255.0
	653.3	665.6	2,023.0	1,977.9
Adjusted Surgical Facilities EBITDA	$162.0	$155.9	$452.1	$445.8

Reconciliation:
Add back: Net income attributable to non-controlling interests	(35.2)	(48.0)	(113.7)	(132.8)
Unallocated amounts:
General and administrative expenses	40.6	22.4	116.2	94.5
Transaction and integration costs	22.6	12.6	56.6	55.4
Other corporate expenses	8.8	23.7	22.1	33.3
Depreciation and amortization	39.6	39.5	117.4	116.1
Interest expense, net	67.9	74.9	206.8	205.0
Income (loss) before income taxes	$17.7	$30.8	$46.7	$74.3
(1)Other segment items includes equity in earnings of unconsolidated affiliates, net income attributable to non-controlling interests and other expenses, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization:
Surgical Facilities	$35.1	$36.7	$107.8	$107.8
All other	4.5	2.8	9.6	8.3
Total depreciation and amortization expense	$39.6	$39.5	$117.4	$116.1

	September 30, 2026	December 31, 2025
Assets:
Surgical Facilities	$6,441.9	$7,643.9
All other	607.9	475.8
Total assets	$7,049.8	$8,119.7

	Nine Months Ended September 30,
	2026	2025
Cash purchases of property and equipment:
Surgical Facilities	$54.7	$65.0
All other	7.6	0.9
Total cash purchases of property and equipment	$62.3	$65.9

SURGERY PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Subsequent Events
On October 23, 2026, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Spyglass Topco, LLC (“Parent”), a Delaware limited liability company, Spyglass Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Subsidiary”), and, solely for the limited purposes set forth therein, Bon Secours Mercy Health, Inc., a Maryland nonstock, nonprofit corporation, which was further amended on November 8, 2026 by that certain Amendment No. 1 to Agreement and Plan of Merger (the “Merger Agreement Amendment,” and together with the Original Merger Agreement, the “Amended Merger Agreement”). Pursuant to the Amended Merger Agreement, and on the terms and subject to the conditions therein, Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent (the “Surviving Company”). If the Merger is consummated, the Company’s common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended.

On the terms and subject to the conditions of the Amended Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Company common stock as of immediately prior to the Effective Time (other than certain excluded shares, including the Rollover Shares (as defined below)) will be converted into the right to receive $25.00 in cash, without interest (the “Per Share Consideration”). The Merger Agreement Amendment further provides in the event the requisite Company stockholder approval has been obtained but the Merger has not occurred by March 1, 2027, the Company’s stockholders (other than certain excluded shares, including shares held by rollover stockholders) will receive additional monthly cash payments (the "Ticking Fee"), which payments will be paid in equal monthly installments in arrears at a rate equal to 10% per annum on the $25.00 per share merger consideration. Based on the outside date of October 23, 2027, the maximum Ticking Fee that may be paid per share of the Company common stock is $1.61.

Concurrently with the execution and delivery of the Original Merger Agreement, the Company and Parent entered into a Voting and Support Agreement (the “Support Agreement”) with certain stockholders party thereto. Under the Support Agreement, the subject stockholders have agreed, among other things, to vote their shares of Company common stock in favor of the adoption of the Amended Merger Agreement. In addition, under the Support Agreement, immediately prior to the closing of the Merger, the rollover stockholders will contribute to Parent, directly or indirectly, all of their shares of Company common stock (the “Rollover Shares”) in exchange for equity interests in Parent. The Rollover Shares will not be entitled to receive the Per Share Consideration or Ticking Fees and will, by virtue of the Merger, be converted into shares of common stock of the Surviving Corporation such that the Rollover Shares represent the same percentage of the Surviving Corporation immediately following the Effective Time as the rollover stockholders owned of the Company immediately prior to the Effective Time.

Completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including the adoption of the Amended Merger Agreement by the Company’s stockholders and receipt of required regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Amended Merger Agreement also contains customary termination provisions and provides for an approximately $149.1 million termination fee payable by the Company to Parent under certain circumstances. In certain circumstances, the Company may be required to reimburse Parent for certain reasonable and documented out-of-pocket expenses incurred in connection with the Merger, up to an aggregate cap of $8.25 million.

The Company has incurred and expects to incur additional transaction-related costs, including financial advisory, legal, accounting and other professional fees, in connection with the proposed Merger. The amount of future transaction-related costs cannot currently be reasonably estimated.

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
Readers are cautioned that these forward-looking statements are only predictions and may differ materially from actual future events or results due to a variety of factors. Important factors that could cause actual outcomes or results to differ materially from the forward-looking statements include, but are not limited to, (a) the ability of the parties to consummate the proposed Merger in a timely manner or at all, and the satisfaction or waiver of conditions to the consummation of the Merger, including with respect to the approval of the Company’s stockholders and required regulatory approval; (b) the possibility that the Company may not receive the requisite stockholder approval for the proposed Merger; (c) the occurrence of any event, change or other circumstance or condition that could cause the parties to abandon the Merger or give rise to the termination of the Amended Merger Agreement; (d) the effect of the pendency of our Merger on the market price of, or trading in, our securities and on the Company’s business relationships, operating results and business generally, including the ability to retain key personnel; (e) significant transaction costs associated with the proposed Merger, as well as liabilities that are not known, probable or estimable at this time or other unexpected costs, charges, expenses, factors or events; (f) the possibility that the anticipated benefits from the previously announced sale of the Company's ownership interests in Mountain View Hospital, LLC, Idaho Falls Community Hospital, LLC and associated subsidiaries to Intermountain Health (the “Idaho Transaction”) are not realized as expected, the potential adverse effect on the Company's business relationships, operating results, and business generally, including the ability to retain key personnel; (g) potential litigation relating to the proposed merger or the Idaho Transaction that could be instituted against the Company or its affiliates, officers, or directors, and the effects of any outcomes related thereto; (h) reductions in payments from government health care programs and private insurance payors, such as health maintenance organizations, preferred provider organizations, and other managed care organizations and employers; (i) our ability to contract with private insurance payors; (j) changes in our payor mix or surgical case mix; (k) failure to maintain or develop relationships with physicians on beneficial or favorable terms, or at all; (l) the impact of payor controls designed to reduce the number of surgical procedures; (m) our efforts to integrate operations of acquired or developed businesses and surgical facilities, attract new physician partners, or acquire additional surgical facilities; (n) supply chain issues, including shortages or quality control issues with surgery-related products, equipment and medical supplies; (o) competition for physicians, nurses, strategic relationships, acquisitions and managed care contracts; (p) our ability to attract and retain qualified health care professionals; (q) our ability to enforce non-compete restrictions against our physicians; (r) our ability to manage material liabilities whether known or unknown incurred as a result of acquiring or operating surgical facilities; (s) the impact of future legislation and other health care regulatory reform actions, and the effect of that legislation and other regulatory actions on our business; (t) our ability to comply with current health care laws and regulations; (u) the outcome of legal and regulatory proceedings that have been or may be brought against us; (v) the impact of cybersecurity attacks or intrusions, changes in the regulatory, economic and other conditions of the states where our surgical facilities are located; (w) our indebtedness; (x) the social and economic impact of a pandemic, epidemic or outbreak of a contagious disease on our business, as well as the Company’s response to any of the aforementioned factors and the risks and uncertainties identified and discussed from time to time in the Company’s reports filed with the Securities and Exchange Commission (the "SEC"), including in Item 1A under the heading "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and other reports filed with the SEC. Except as required by law, the Company undertakes no obligation to revise or update publicly any forward-looking statements to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events or circumstances. The foregoing list of factors is not exhaustive, and new risks may emerge from time to time.
Executive Overview
As of September 30, 2026, we owned or operated, primarily in partnership with physicians, a portfolio of 173 surgical facilities comprised of 156 ASCs and 17 surgical hospitals across 30 states. We owned a majority interest in 83 of the surgical facilities and consolidated 115 of these facilities for financial reporting purposes.
Total revenues for the third quarter of 2026 decreased (0.8)% to $815.3 million from $821.5 million in the third quarter of 2025. The decrease in revenues was attributable to the Idaho Transaction partially offset by same-facility revenue growth in 2026. Days adjusted same-facility revenues for the third quarter of 2026 increased 6.0% from the third quarter of 2025, with a 5.8% increase in revenue per case and a 0.2% increase in same-facility cases. Additionally, for the third quarter of 2026, net loss attributable to Surgery Partners, Inc. was $21.1 million compared to $22.7 million for the third quarter of 2025. For the third quarter of 2026, Adjusted EBITDA decreased 2.7% to

$132.7 million compared to $136.4 million for the same period in 2025. A reconciliation of non-GAAP financial measures appears below under the heading "Certain Non-GAAP Measures."
We continue to focus on improving our same-facility performance, selectively acquiring established facilities, developing new facilities and pursuing other portfolio management initiatives.
We had cash and cash equivalents of $354.5 million and $692.8 million of borrowing capacity under the Revolver as of September 30, 2026.
On October 23, 2026, the Company entered into an Agreement and Plan of Merger with Spyglass Topco, LLC, Merger Subsidiary, and, solely for the limited purposes set forth therein, Bon Secours Mercy Health, Inc., which was further amended on November 8, 2026 by the Merger Agreement Amendment. Pursuant to the Amended Merger Agreement and subject to the conditions therein, Merger Subsidiary will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent and subject to the conditions therein, Merger Subsidiary will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent. If the Merger is consummated, the Company’s common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended.
On the terms and subject to the conditions of the Amended Merger Agreement, at the Effective Time of the Merger, each issued and outstanding share of Company common stock as of immediately prior to the Effective Time (other than certain excluded shares, including the Rollover Shares) will be converted into the Per Share Consideration of $25.00 in cash, without interest. The Merger Agreement Amendment further provides in the event the requisite Company stockholder approval has been obtained but the Merger has not occurred by March 1, 2027, the Company’s stockholders (other than certain excluded shares, including shares held by rollover stockholders) will receive additional monthly Ticking Fee cash payments, which payments will be paid in equal monthly installments in arrears at a rate equal to 10% per annum on the $25.00 per share merger consideration. Based on the outside date of October 23, 2027, the maximum Ticking Fee that may be paid per share of the Company common stock is $1.61.
Concurrently with the execution and delivery of the Original Merger Agreement, the Company and Parent entered into a Voting and Support Agreement (the “Support Agreement”) with certain stockholders party thereto. Under the Support Agreement, the subject stockholders have agreed, among other things, to vote their shares of Company common stock in favor of the adoption of the Amended Merger Agreement. In addition, under the Support Agreement, immediately prior to the closing of the Merger, the rollover stockholders will contribute to Parent, directly or indirectly, all of their Rollover Shares in exchange for equity interests in Parent. The Rollover Shares will not be entitled to receive the Per Share Consideration or Ticking Fees and will, by virtue of the Merger, be converted into shares of common stock of the Surviving Corporation such that the Rollover Shares represent the same percentage of the Surviving Corporation immediately following the Effective Time as the rollover stockholders owned of the Company immediately prior to the Effective Time.
Completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including the adoption by the Company’s stockholders and receipt of required regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Amended Merger Agreement also contains customary termination provisions and provides for an approximately $149.1 million termination fee payable by the Company to Parent under certain circumstances. In certain circumstances, the Company may be required to reimburse Parent for certain reasonable and documented out-of-pocket expenses incurred in connection with the Merger, up to an aggregate cap of $8.25 million.
The Company has incurred and expects to incur additional transaction-related costs, including financial advisory, legal, accounting and other professional fees, in connection with the proposed Merger. The amount of future transaction-related costs cannot currently be reasonably estimated.
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
The following table summarizes revenues by service type as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Patient service revenues:
Patient service revenues	97.9%	97.2%	97.6%	97.4%
Other service revenues	2.1%	2.8%	2.4%	2.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

Payor Mix
The following table sets forth by type of payor the percentage of our patient service revenues generated at the surgical facilities that we consolidate for financial reporting purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Private insurance payors	47.6%	50.6%	48.8%	51.6%
Government payors	47.7%	43.5%	46.3%	43.2%
Self-pay payors	1.9%	3.2%	2.4%	2.9%
Other payors (1)	2.8%	2.7%	2.5%	2.3%
Total	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of cases in each specialty performed at the surgical facilities that we consolidate for financial reporting purposes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Orthopedics and pain management	39.9%	40.7%	40.4%	40.3%
Ophthalmology	21.6%	21.9%	21.0%	22.0%
Gastrointestinal	23.0%	24.6%	23.4%	24.6%
General surgery	1.9%	1.7%	1.9%	1.9%
Other	13.6%	11.1%	13.3%	11.2%
Total	100.0%	100.0%	100.0%	100.0%
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

Results of Operations
Comparison of Operating Results for the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
The following tables summarize certain results from the condensed consolidated statements of operations for the periods indicated (in millions):

	Three Months Ended September 30,
	2026	2025

Revenues	$815.3	$821.5
Operating expenses:
Cost of revenues	630.3	626.2
General and administrative expenses	40.6	22.4
Depreciation and amortization	39.6	39.5
Transaction and integration costs	22.6	12.6
Net (gain) loss on disposals, consolidations and deconsolidations	2.9	15.6
Equity in earnings of unconsolidated affiliates	(6.4)	(5.2)
Litigation settlements	0.4	5.1
Loss on debt extinguishment	3.7	1.3
Other income, net	(4.0)	(1.7)
	729.7	715.8
Operating income	85.6	105.7
Interest expense, net	(67.9)	(74.9)
Income (loss) before income taxes	17.7	30.8
Income tax (expense) benefit	(3.6)	(5.5)
Net income (loss)	14.1	25.3
Less: Net income attributable to non-controlling interests	(35.2)	(48.0)
Net income (loss) attributable to Surgery Partners, Inc.	$(21.1)	$(22.7)
Revenues. The following table sets forth patient service revenues and other service revenues (in millions):

	Three Months Ended September 30,
	2026	2025

Patient service revenues	$798.0	$798.5
Other service revenues	17.3	23.0
Total revenues	$815.3	$821.5
Patient service revenues decreased (0.1)% to $798.0 million for the three months ended September 30, 2026 compared to $798.5 million for the three months ended September 30, 2025. The decrease was primarily driven by the Idaho Transaction partially offset by a 6.0% increase in days adjusted same-facility revenues. The increase in days adjusted same-facility revenues was attributable to a 0.2% increase in same-facility case volumes and a 5.8% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $630.3 million for the three months ended September 30, 2026 compared to $626.2 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in performance of high acuity procedures partially offset by the Idaho Transaction. As a percentage of revenues, cost of revenues was 77.3% and 76.2% for the three months ended September 30, 2026 and 2025, respectively.
General and Administrative Expenses. General and administrative expenses were $40.6 million and $22.4 million for the three months ended September 30, 2026 and 2025, respectively. The increase was driven by lower cash and equity incentive-based compensation for the three months ended September 30, 2025 due to year-to-date performance. As a percentage of revenues, general and administrative expenses were 5.0% and 2.7% for the three months ended September 30, 2026 and 2025, respectively.
Depreciation and Amortization. Depreciation and amortization expenses were $39.6 million and $39.5 million for the three months ended September 30, 2026 and 2025, respectively. As a percentage of revenues, depreciation and amortization expenses were 4.9% and 4.8% for the three months ended September 30, 2026 and 2025, respectively.
Transaction and Integration Costs. The Company incurred $22.6 million of transaction and integration costs for the three months ended September 30, 2026 compared to $12.6 million for the three months ended September 30, 2025. The costs for both periods primarily related to ongoing development initiatives and the integration of acquisitions. The increase was primarily driven by increased integration related costs related to acquisitions and other costs associated with implementation, standardization and integration efforts.
Net (Gain) Loss on Disposals, Consolidations and Deconsolidations. The net (gain) loss on disposals, consolidations and deconsolidations for the three months ended September 30, 2026 and 2025 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements.
Loss on Debt Extinguishment. We incurred a loss on debt extinguishment of $3.7 million for the three months ended September 30, 2026 related to a voluntary prepayment of $285.0 million on our Term Loan (See Note 3. "Long-Term Debt" to our condensed consolidated financial statements).
Interest Expense, Net. Interest expense, net was $67.9 million for the three months ended September 30, 2026 compared to $74.9 million for the three months ended September 30, 2025. As a percentage of revenues, interest expense, net was 8.3% and 9.1% for the three months ended September 30, 2026 and 2025, respectively. The $7.0 million decrease in interest expense is primarily driven by reduced borrowings on the Revolver during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Income Tax (Expense) Benefit. Income tax expense was $3.6 million and $5.5 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The effective tax rate was 20.3% and 17.9% for the three months ended September 30, 2026 and 2025, respectively. See Note 7. “Income Taxes” for additional information related to the Company’s effective tax rates for the three months ended September 30, 2026 and September 30, 2025, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 4.3% and 5.8% for the three months ended September 30, 2026 and 2025, respectively.
Comparison of Operating Results for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The following tables summarize certain results from the statements of operations for the periods indicated (dollars in millions):

	Nine Months Ended September 30,
	2026	2025

Revenues	$2,475.1	$2,423.7
Operating expenses:
Cost of revenues	1,939.7	1,870.9
General and administrative expenses	116.2	94.5
Depreciation and amortization	117.4	116.1
Transaction and integration costs	56.6	55.4
Net (gain) loss on disposals, consolidations and deconsolidations	9.6	19.0
Equity in earnings of unconsolidated affiliates	(16.9)	(16.3)
Litigation settlements	2.9	7.3
Loss on debt extinguishment	3.7	1.3
Other income, net	(7.6)	(3.8)
	2,221.6	2,144.4
Operating income	253.5	279.3
Interest expense, net	(206.8)	(205.0)
Income (loss) before income taxes	46.7	74.3
Income tax (expense) benefit	(5.0)	(4.4)
Net income (loss)	41.7	69.9
Less: Net income attributable to non-controlling interests	(113.7)	(132.8)
Net income (loss) attributable to Surgery Partners, Inc.	$(72.0)	$(62.9)
Revenues. The following table sets forth patient service revenues and other service revenues (in millions):

	Nine Months Ended September 30,
	2026	2025

Patient service revenues	$2,416.2	$2,361.1
Other service revenues	58.9	62.6
Total revenues	$2,475.1	$2,423.7

Patient service revenues increased 2.3% to $2,416.2 million for the nine months ended September 30, 2026 compared to $2,361.1 million for the nine months ended September 30, 2025. The increase was primarily driven by a 4.6% increase in days adjusted same-facility revenues and the net impact from acquisitions and divestitures completed during the nine months ended September 30, 2026. The increase in days adjusted same-facility revenues was attributable to a 0.3% increase in same-facility case volumes and a 4.2% increase in same-facility revenue per case.
Cost of Revenues. Cost of revenues was $1,939.7 million for the nine months ended September 30, 2026 compared to $1,870.9 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in performance of high acuity procedures and increased hospital provider taxes related to certain state supplemental programs. As a percentage of revenues, cost of revenues was 78.4% and 77.2% for the nine months ended September 30, 2026 and 2025, respectively.
General and Administrative Expenses. General and administrative expenses were $116.2 million and $94.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was driven by lower cash and equity incentive-based compensation for the nine months ended September 30, 2025 due to year-to-date performance. As a percentage of revenues, general and administrative expenses were 4.7% and 3.9% for the nine months ended September 30, 2026 and 2025, respectively.
Depreciation and Amortization. Depreciation and amortization expenses were $117.4 million and $116.1 million for the nine months ended September 30, 2026 and 2025, respectively. As a percentage of revenues, depreciation and amortization expenses were 4.7% and 4.8% for the nine months ended September 30, 2026 and 2025, respectively.
Transaction and Integration Costs. The Company incurred $56.6 million of transaction and integration costs for the nine months ended September 30, 2026 compared to $55.4 million for the nine months ended September 30, 2025.
Net (Gain) Loss on Disposals, Consolidations and Deconsolidations. The net (gain) loss on disposals, consolidations and deconsolidations for the nine months ended September 30, 2026 and 2025 includes activity discussed in Note 2. "Acquisitions, Disposals and Deconsolidations" of the accompanying notes to the condensed consolidated financial statements.
Loss on Debt Extinguishment. We incurred a loss on debt extinguishment of $3.7 million for the nine months ended September 30, 2026 related to a voluntary prepayment of $285.0 million on our Term Loan (See Note 3. "Long-Term Debt" to our condensed consolidated financial statements).
Interest Expense, Net. Interest expense, net was $206.8 million for the nine months ended September 30, 2026 compared to $205.0 million for the nine months ended September 30, 2025. As a percentage of revenues, interest expense, net was 8.4% and 8.5% for the nine months ended September 30, 2026 and 2025, respectively.
Income Tax (Expense) Benefit. Income tax expense was $5.0 million and $4.4 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The effective tax rate was 10.7% and 5.9% for the nine months ended September 30, 2026 and 2025, respectively. See Note 7. "Income Taxes" for additional information related to the Company's effective tax rates for the nine months ended September 30, 2026 and 2025, including why these rates differed from the U.S. federal statutory rate of 21%.
Net Income Attributable to Non-Controlling Interests. As a percentage of revenues, net income attributable to non-controlling interests was 4.6% and 5.5% for the nine months ended September 30, 2026 and 2025, respectively.
Liquidity and Capital Resources
Cash and cash equivalents were $354.5 million at September 30, 2026 compared to $239.9 million at December 31, 2025.
The primary source of our operating cash flows is the collection of accounts receivable from private insurance companies, federal and state agencies (under the Medicare and Medicaid programs) and individuals. Our cash flows provided by operating activities was $174.5 million for the nine months ended September 30, 2026 compared to $170.9 million for the nine months ended September 30, 2025. The $3.6 million increase was primarily driven by timing of changes in working capital.
Net cash provided by investing activities for the nine months ended September 30, 2026 was $434.8 million compared to net cash used in investing activities of $120.5 million for the nine months ended September 30, 2025. The $555.3 million increase in cash provided by investing activities was primarily driven by a $455.4 million increase in proceeds from divestitures (including the Idaho Transaction), a $42.4 million reduction in payments for acquisitions, and a $39.6 million increase in other investing activity primarily related to receivables from unconsolidated affiliates.
Net cash used in financing activities for the nine months ended September 30, 2026 was $494.7 million compared to $116.5 million for the nine months ended September 30, 2025. The increase of $378.2 million was primarily driven by a $398.2 million increase in paydowns of long-term debt partially offset by a $14.6 million reduction in borrowings on long-term debt.
Capital Resources
Net working capital was approximately $581.4 million at September 30, 2026 compared to $535.2 million at December 31, 2025.
In addition to cash flows from operations and available cash, other sources of capital include amounts available on our Revolver as well as anticipated continued access to the capital markets.

Material Cash Requirements
During 2026, the Company made a voluntary prepayment of $285.0 million on its Term Loan without premium or penalty. As a result of the prepayment, the Term Loan is no longer subject to quarterly payments prior to maturity. See Note 3. "Long-Term Debt" for additional disclosure related to the prepayment. There have been no other material changes outside of the ordinary course of business to our upcoming cash obligations during the nine months ended September 30, 2026 from those disclosed under “Material Cash Requirements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K.
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
The following table reconciles Adjusted EBITDA to income (loss) before income taxes, the most directly comparable GAAP financial measure (in millions and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Condensed Consolidated Statements of Operations Data:
Income (loss) before income taxes	$17.7	$30.8	$46.7	$74.3
Plus (minus):
Net income attributable to non-controlling interests	(35.2)	(48.0)	(113.7)	(132.8)
Interest expense, net	67.9	74.9	206.8	205.0
Depreciation and amortization	39.6	39.5	117.4	116.1
Equity-based compensation expense	6.0	2.6	15.6	17.0
Transaction and integration costs (1)	22.6	12.6	56.6	55.4
De novo start-up costs	1.2	1.7	4.3	5.4
Net loss on disposals, consolidations and deconsolidations	2.9	15.6	9.6	19.0
Litigation settlements and other litigation costs (2)	5.9	5.4	12.8	8.6
Loss on debt extinguishment	3.7	1.3	3.7	1.3
Undesignated derivative activity	0.4	—	0.4	—
Adjusted EBITDA	$132.7	$136.4	$360.2	$369.3

(1)For the three months ended September 30, 2026, this amount includes due diligence, transaction and integration costs related to acquisitions (both completed and in the pipeline - collectively “M&A costs”) of $14.1 million and other costs, including severance, IT implementation and revenue cycle standardization of $8.5 million. For the three months ended September 30, 2025, this amount includes M&A costs of $8.6 million and other costs, including severance, IT implementation and revenue cycle standardization of $4.0 million.
For the nine months ended September 30, 2026, this amount includes M&A costs of $38.5 million and other costs, including severance, IT implementation and revenue cycle standardization of $18.1 million. For the nine months ended September 30, 2025, this amount includes M&A costs of $39.5 million and other costs, including severance, IT implementation and revenue cycle standardization of $15.9 million.
(2)This amount includes a litigation settlement loss of $0.4 million and $5.1 million for the three months ended September 30, 2026 and 2025, respectively. This amount also includes other litigation costs of $5.5 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively
This amount includes a litigation settlement loss of $2.9 million and $7.3 million for the nine months ended September 30, 2026 and 2025, respectively. This amount also includes other litigation costs of $9.9 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively.
We use Credit Agreement EBITDA as a measure of liquidity and to determine our compliance under certain covenants pursuant to the credit agreement governing our senior secured credit facilities, as amended. Credit Agreement EBITDA is determined on a trailing twelve-month basis. We have included it because we believe that it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Credit Agreement EBITDA is not a measurement of liquidity under GAAP and should not be considered in isolation or as a substitute for any other measure calculated in accordance with GAAP. The items excluded from Credit Agreement EBITDA are significant components in understanding and evaluating our liquidity. Our calculation of Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies.
When we use the term "Credit Agreement EBITDA," we are referring to Adjusted EBITDA, as defined above, further adjusted for acquisitions and synergies. These adjustments do not relate to our historical financial performance and instead relate to estimates compiled by management and calculated in conformance with the definition of "Consolidated EBITDA" used in the credit agreement.
The following table reconciles Credit Agreement EBITDA to cash flows from operating activities, the most directly comparable GAAP financial measure (in millions and unaudited):

Twelve Months Ended September 30, 2026

Cash flows from operating activities	$277.9
Plus (minus):
Non-cash interest expense, net	(10.0)
Non-cash lease expense	(39.0)
Deferred income taxes	(12.3)
Equity in earnings of unconsolidated affiliates, net of distributions received	0.4
Changes in operating assets and liabilities, net of acquisitions and divestitures	69.1
Income tax expense	18.6
Net income attributable to non-controlling interests	(157.7)
Interest expense, net	274.4
Transaction and integration costs	75.1
De novo start-up costs	5.6
Litigation settlements and other litigation costs	14.6
Undesignated derivative activity	0.4
Acquisitions and synergies (1)	(58.8)
Credit Agreement EBITDA	$458.3
(1)Represents impact of acquisitions as if each acquisition had occurred on October 1, 2025. Further this includes revenue and cost synergies from other business initiatives and de novo facilities, as defined in the credit agreement.
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
Our variable rate debt instruments are primarily indexed to the prime rate or SOFR. Without derivatives, interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based on our indebtedness and the effectiveness of our interest rate cap agreements at September 30, 2026, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2026.
For more information regarding our interest rate swap and cap agreements, please refer to Note 5. "Derivatives and Hedging Activities" of the accompanying notes to the condensed consolidated financial statements for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of September 30, 2026, there have been no material changes with respect to the risk factors discussed in our 2025 Annual Report on Form 10-K, except as described below:
We may not complete the Merger within the anticipated timeframe, or at all, which could have a material adverse impact on our business, financial condition or results of operations, as well as negatively impact the per share price of our common stock.
On October 23, 2026, we entered into the Original Merger Agreement which was further amended on November 8, 2026 by the Merger Agreement Amendment. For more information, see Note 11, Subsequent Events, in Item 1 of this report. The consummation of the Merger is subject to the satisfaction or waiver, to the extent permitted by law, of certain customary closing conditions, as set forth in the Amended Merger Agreement, including, but not limited to: (i) the adoption of the Amended Merger Agreement by the Company’s stockholders; (ii) the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iii) the absence of any law or order enjoining or otherwise prohibiting the Merger. In addition, the obligation of each party to consummate the Merger is conditioned upon the other party’s representations and warranties being true in all respects (subject to certain customary materiality exceptions) and the other party having performed in all material respects its covenants, obligations and conditions under the Amended Merger Agreement. The obligation of Parent and Merger Subsidiary to consummate the Merger is also subject to the absence of a Material Adverse Effect (as defined in the Amended Merger Agreement) on the Company that is continuing. A number of the conditions to completion of the Merger are not within our control, and, in addition, the Merger may fail to close for other reasons. We cannot provide any assurance that the Merger will be consummated on the terms specified in the Amended Merger Agreement, within the anticipated timeframe or at all.
Failure to complete the Merger within the anticipated timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including:

•The price of our common stock may decline to the extent that current market price of our common stock reflects assumptions that the Merger will be completed and/or completed on a timely basis;

•The failure to complete the Merger may result in negative publicity and negatively affect our relationship with our stockholders, employees or our other business relationships;

•If the Merger is not completed, the time and resources committed by our management team could have been devoted to pursuing other business opportunities and initiatives; and

•Under specified circumstances, upon termination of the Amended Merger Agreement, we may be required to pay Parent a termination fee of approximately $149.1 million and reimburse Parent for certain reasonable and documented out-of-pocket expenses incurred in connection with the Merger, up to an aggregate cap of $8.25 million. These payments could have a material adverse impact on our business, financial condition, or results of operations.

The announcement and pendency of the Merger could materially adversely affect our business, financial condition or results of operations, as well as negatively impact the share price of our common stock.

The pending Merger, and the announcement thereof, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, operating results, financial condition and trading price of our common stock, regardless of whether the Merger is completed, and could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. These risks include, but are not limited to:

•A substantial amount of our management’s and employees’ attention has been and will continue to be directed toward the consummation of the Merger and thus is being diverted from our day-to-day operations;

•There may be potential adverse reactions or changes to business relationships with our customers, health system and joint venture partners, suppliers, vendors, employees and other business partners resulting from the announcement or completion of the Merger, including if existing or potential business partners or employees attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us while the Merger is pending; and

•There may be developments beyond our control, including, but not limited to, developments in macro-economic and industry conditions that may affect the timing or success of the Merger.

We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed Merger.

We have incurred, and will continue to incur, significant costs and expenses, including legal, financial, accounting and other advisory fees and other transaction costs, in connection with the proposed Merger. These costs may exceed our expectations as a result of unexpected factors or events, and any delay in consummation could result in additional transaction-related costs and expenses. We will be required to pay a substantial portion of these costs and expenses whether or not the proposed Merger is completed and may receive little or no benefit from them if it is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Additionally, the Amended Merger Agreement also contains customary termination provisions and provides for an approximately $149.1 million termination fee payable by the Company to Parent under certain circumstances. In certain circumstances, the Company may be required to reimburse Parent for certain reasonable and documented out-of-pocket expenses incurred in connection with the Merger, up to an aggregate cap of $8.25 million.

Restrictions in the Amended Merger Agreement could limit our ability to pursue business opportunities while the Merger is pending.

Due to certain restrictions in the Amended Merger Agreement on the conduct of our business prior to completing the Merger, we may be unable (without Parent’s prior written consent, not to be unreasonably withheld, conditioned or delayed, subject to the exceptions set forth in the Amended Merger Agreement), during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

Uncertainties associated with the Merger may cause a loss of our employees during the pendency of the Merger and under Parent’s ownership following the Merger.

Our current and prospective employees may experience uncertainty about their future roles under Parent’s management following the Merger, which may materially adversely affect our ability to attract, retain, and motivate key personnel during the pendency of the Merger. Our employees could lose productivity as a result of uncertainty regarding their employment following the Merger. Key personnel may depart the Company because of issues relating to the uncertainty and difficulty of the post-closing operations of our business or a desire not to remain with the Company under Parent’s management following the Merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we have been able to in the past. We may lose significant expertise and talent relating to our business. The loss of any member of the senior management team could impair our ability to execute our business plan and growth strategy, have a negative impact on our revenues and the effective working relationships that our executive management have developed and cause employee morale problems and the loss of additional key employees and business partners.

We may be the target of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.

We may in the future be the target of securities class action and derivative lawsuits, including putative stockholder complaints or stockholder class action complaints, as a result of our entry into the Amended Merger Agreement. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. The outcome of litigation is uncertain and we may not be successful in defending against future claims brought against us even if they are without merit. Regardless of the outcome, any such lawsuits or enforcement proceedings commenced against us in connection with the Merger could delay or prevent completion of the Merger, including through an injunction prohibiting completion, require significant time and resources, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect our business, financial condition or results of operations. Adverse judgments or settlements could have a negative impact on our liquidity and financial condition.

Our executive officers and directors may have interests in the proposed Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the proposed Merger that are different from the interests of our stockholders generally, including, among others, the acceleration of the vesting of equity awards, receipt by certain executive officers of severance payments and benefits upon a qualifying termination within a set time period following the Merger, and continued indemnification following the Merger. These interests, among others, may influence, or appear to influence, our executive officers and directors and cause them to view the Merger differently from how our stockholders generally may view it.

Even if the Merger is completed, our stockholders will remain subject to certain risks relating to the Merger.

If the Merger is consummated, each share of our common stock (other than certain excluded shares, including the shares held by rollover stockholders) held by our stockholders immediately prior to the Effective Time will be cancelled and automatically cease to exist and will be converted into the right to receive $25.00 per share in cash and any Additional Consideration, as applicable, without interest, subject to applicable withholding taxes. Risks to our stockholders include:

•The Per Share Consideration is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•Other than the rollover stockholders, our current stockholders will not participate in any future growth of our business or benefit from any future increase in its value; and

•Receipt of the Merger Consideration under the Amended Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 26, 2026, the Board of Directors of the Company authorized a new share repurchase program that permits the repurchase of up to $200 million of the Company’s common stock. No repurchases were made during the three months ended September 30, 2026, and $200 million of authorization remains available.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

No.	Description

2.1*
Agreement and Plan of Merger, dated as of October 23, 2026, by and among Surgery Partners, Inc., Spyglass Topco, LLC, Spyglass Merger Subsidiary, Inc. and, solely for the limited purposes set forth therein, Bon Secours Mercy Health, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 26, 2026).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of November 8, 2026, by and among the Company, Parent, Merger Subsidiary and Guarantor (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 9, 2026).

10.1*
Voting and Support Agreement, dated as of October 23, 2026, by and among Spyglass Topco, LLC, Surgery Partners, Inc. and the Reinvestment Stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 26, 2026).

10.2	Securities Purchase Agreement by and among IHC Health Services, Inc., Mountain View Hospital, LLC, SMBI Idaho, LLC, and Surgery Partners, Inc. dated September 14, 2026.
10.3	Securities Purchase Agreement by and among IHC Health Services, Inc., Idaho Falls Community Hospital, LLC, SMBI Idaho, LLC, and Surgery Partners, Inc. dated September 14, 2026.
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101).
*	Certain schedules and exhibits have been omitted pursuant to Instruction 4 of Item 1.01 and in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGERY PARTNERS, INC.

Date:	November 9, 2026	By:	/s/ David T. Doherty
David T. Doherty
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)